Form 10QSB
period 1996-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1996-05-16
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
                                   (Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         EXCHANGE ACT

          For the transition period from ____________ to ____________

                        Commission file number: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                       ----------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

        COLORADO                                        84-0969445
- ------------------------                          -----------------------
(State of incorporation)                          (IRS Employer ID number)


                1251 South Huron, Unit C, Denver, Colorado 80223
              --------------------------------------------------
              (Address of principle executive offices) (Zip Code)


                                 (303) 733-5339
                (Issuer's telephone number, including area code)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ] NO_____


As of March 31, 1996, 3,836,135 common shares, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format (check one):

                               YES      NO [ X ]

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                     INDEX


                                                                        Page

                         PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets -
          March 31, 1996 (unaudited) and June 30,1995 ..............     3

         Consolidated  Statements of  Operations - (Unaudited)
          Three months and nine months ended March 31, 1996
          and March 31, 1995 and for the period from
          October 7, 1983, inception, to March 31, 1996 ............     4

         Consolidated  Statements of Cash Flows -  (Unaudited)
          Three months and nine months ended March 31, 1996
          and March 31, 1995 and for the period from
          October 7, 1983, inception, to March 31, 1996 ...........    5-6

         Notes to Consolidated Financial Statements ...............      7

Item 2.  Managements' Discussion and Analysis of
          Results of Operations and Financial Condition ...........   8-11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ........................................     12

Item 2.  Changes in Securities ....................................     12

Item 3.  Defaults on Senior Securities ............................     12

Item 4.  Submission of Matters to a Vote of
          Security Holders ........................................     12

Item 5.  Other Information ........................................     12

Item 6.  Exhibits and Reports on Form 8-K .........................     12

         Signatures ...............................................     13

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                March 31,         June 30,
                                                  1996             1995
                                              ------------      ------------
                                               (Unaudited)
                                     ASSETS


Property, and Equipment                       $    124,203      $    124,203
   Less:  Accumulated depreciation                (124,203)         (124,203)
                                              ------------      ------------
      Net Property and Equipment                       ---               ---
                                              ------------      ------------

Investment in DOL                                  417,682           459,873
                                              ------------      ------------

      Total Assets                            $    417,682      $    459,873
                                              ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued expenses                           $     92,748      $    92,874
   Due to affiliated parties                        32,323           31,502
                                              ------------     ------------
      Total Current Liabilities                    125,071          124,376

Research and Development Liability               1,021,703          392,222
                                              ------------     ------------

      Total Liabilities                          1,146,774          516,598

Shareholders' Equity:
   Preferred stock, $.001 par value                  2,991            2,991
   Common stock, $.001 par value                     3,836            3,836
   Additional paid-in capital                   11,472,940       11,472,940
   Treasury stock                                  (22,880)         (22,880)
   Accumulated deficit                         (12,185,979)     (11,513,612)
                                              ------------     ------------
      Total Shareholders' Equity                  (729,092)         (56,725)
                                              ------------     ------------

      Total Liabilities and
       Shareholders' Equity                   $    417,682     $    459,873
                                              ============     ============


                (See accompanying notes to financial statements)


                                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                   (A Development Stage Company)

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                     Three Months Ended               Nine Months Ended         October 7, 1983
                                          March 31,                        March 31,           Inception through
                                ----------------------------    ----------------------------        March 31,
                                    1996            1995            1996            1995              1996
                               ------------    ------------    ------------    ------------    -----------------

Revenue:
 Licensing and exclusivity fees $        ---    $        ---    $        ---    $        ---    $   2,500,000
 Royalty fees                            ---           4,430             ---          13,289          320,047
 Product and equipment sales             ---             ---             ---             ---        1,243,935
 Consulting                              ---             ---             ---             ---           60,000
 Other                                   ---             ---             ---             ---        1,037,971
                                ------------    ------------    ------------    ------------    -------------
      Total Revenue                      ---           4,430             ---          13,289        5,161,953

     Cost of Goods Sold                  ---             ---             ---             ---       (1,004,614)
                                ------------    ------------    ------------    ------------    -------------
Gross  Operating Profit                  ---           4,430             ---          13,289        4,157,339

Expenses:
   Marketing                             ---             ---             ---             ---          741,463
   Research and development          125,800          22,896         273,409         142,019        3,623,930
   General and administrative        148,143         126,056         409,038         310,717       11,263,099
                                ------------    ------------    ------------    ------------    -------------
        Total Expenses               273,943         148,952         682,447         452,736       15,628,492
                                ------------    ------------    ------------    ------------    -------------
Operating (Loss)                    (273,943)       (144,522)       (682,447)       (439,447)     (11,471,153)

Other Income (Expenses):
   Other income                          ---             ---             ---             ---          696,799
   Interest income                     2,919           3,998          10,077          14,142          290,744
   Loss on assets disposed               ---             ---             ---             ---       (1,002,838)
   Interest expense                      ---             ---             ---             ---         (699,534)
                                ------------    ------------    ------------    ------------    -------------
  Total Other Income (Expense)         2,919           3,998          10,077          14,142         (714,829)
                                ------------    ------------    ------------    ------------    -------------

   Net Loss                     $   (271,024)   $   (140,524)   $   (672,370)   $   (425,305)   $ (12,185,982)
                                ============    ============    ============    ============    =============


Net Loss per Common Share            $ ( .07)        $ ( .04)        $   .18)        $ ( .11)
                                     =======         =======         =======         =======

Weighted Average Number of Common
   Shares Outstanding              3,836,135       3,786,135       3,836,135       3,785,252
                                   =========       =========       =========       =========


                                          (See accompanying notes to financial statements)

                                                                 4



                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                      (A Development Stage Company)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)

                                         Three Months Ended             Nine Months Ended          October 7, 1983
                                               March 31,                      March 31,           Inception through
                                     ---------------------------    ---------------------------        March 31,
                                         1996           1995            1996           1995             1996
                                     ------------   ------------    ------------   ------------    ----------------

Cash Flows from Operating Activities:
   Net loss                          $  (271,024)   $  (140,524)    $   (672,370)  $   (425,305)   $  (12,185,982)
   Adjustments to reconcile net loss
    to net cash (used in)
    operating activities:
     Depreciation and amortization        14,063         16,206           42,190         51,755         3,238,090
     Deferred revenue                        ---         (4,430)             ---        (13,289)         (315,004)
     Stock issued for services               ---            ---              ---            ---         2,133,727
     Loss on disposal of assets              ---            ---              ---            ---         1,002,838
     (Increase) decrease in:
       Due from affiliates and other      17,323         13,135           56,495         29,267          (232,141)
     Increase (decrease) in:
       Accounts payable                      ---            ---              ---           (116)          349,811
       Accrued expenses                     (126)           ---             (126)           ---           568,360
       Due to officers, stockholders
        and affiliated parties               821        (10,000)             821        (10,000)           (7,640)
                                     -----------    -----------     ------------   ------------     -------------
      Net cash used in
        operating activities            (238,943)      (125,613)        (572,990)      (367,688)       (5,447,941)
                                     -----------    -----------     ------------   ------------     -------------

Cash Flows from Investing Activities:
   Additions to property and equipment       ---            ---              ---            ---        (3,692,226)
   Other assets                              ---            ---              ---            ---          (677,675)
   Acquisition of subsidiary                 ---            ---              ---            ---           (85,524)
   Cash from disposal of assets              ---            ---              ---            ---           273,417
                                     -----------    -----------     ------------   ------------     -------------
     Net Cash used in
         investing activities                ---            ---              ---            ---        (4,182,008)
                                     -----------    -----------     ------------   ------------     -------------

 Cash Flows from Financing Activities:
   Proceeds from affiliates                  ---            ---              ---            ---            39,960
   Issuance of common stock                  ---            ---              ---            ---         6,774,027
   Increase in treasury stock                ---            ---              ---            ---           (22,280)
   Increase in notes payable                 ---            ---              ---            ---         2,862,760
   Sale leaseback proceeds,
       net of certificate
      of deposit ($550,000),
      loan fees ($30,000)                    ---            ---              ---            ---           180,000
   Payments of principal on
      notes payable and capital
      lease obligations                      ---            ---              ---            ---        (1,882,780)
   Deferred loan costs                       ---            ---              ---            ---           (55,556)
   Royalty fees received in advance          ---            ---              ---            ---           315,000
   Settlement of capital lease               ---            ---              ---            ---          (163,199)
   Issuance of preferred stock               ---            ---              ---            ---           349,999
   Research and development liability    238,943        125,613          572,990        367,688         1,232,018
                                     -----------    -----------     ------------   ------------     -------------
    Net Cash provided by
      financing activities               238,943        125,613          572,990        367,688         9,629,949
                                     -----------    -----------     ------------   ------------     -------------


                                            (See accompanying notes to financial statements)
                                                               (Continued)

                                                                   5




                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                      (A Development Stage Company)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                               (Continued)

                                          Three Months Ended               Nine Months Ended          October 7, 1983
                                               March 31,                       March 31,            Inception through
                                     ----------------------------    ----------------------------       March 31,
                                         1996            1995            1996            1995             1996
                                     ------------    ------------    ------------    ------------   -----------------

Increase (decrease) in cash                   ---             ---            ---              ---               ---
Cash and cash equivalents
   at beginning of period                     ---             ---            ---              ---               ---
                                     ------------    ------------    -----------     ------------    --------------
Cash and cash equivalents at end
   of period                         $        ---    $        ---    $       ---     $        ---    $          ---
                                     ============    ============    ===========     ============    ==============




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for:
   Interest                          $        ---    $        ---    $       ---     $        ---    $      718,515
                                     ============    ============    ===========     ============    ==============

   Taxes                             $        ---    $        ---    $       ---     $        ---    $          ---
                                     ============    ============    ==========      ============    ==============
Property and equipment through
   capital leases                    $        ---    $        ---    $       ---     $        ---    $    1,332,376
                                     ============    ============    ===========     ============    ==============

Assets acquired for liabilities
   assumed in purchase of
   Video View, Inc.                  $       ---     $        ---    $       ---     $        ---    $      297,130
                                     ===========     ============    ===========     ============    ==============

Acquisition of certain assets
   (including patents) for common
   stock and assumption of
   liabilities                       $        ---    $        ---    $       ---     $        ---    $      200,000
                                     ============    ============    ===========     =========       ==============

Settlement of trade payables and
   accrued salaries through
   issuance of common stock          $        ---    $        ---    $       ---     $      9,300    $      599,803
                                     ============    ============    ===========     ============    ==============


                                            (See accompanying notes to financial statements)

                                                                    6


                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 1995, as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2.

     The consolidated financial statements include the accounts of Video View, Inc., a subsidiary which the Company owns 100 percent of the voting stock. Video View, Inc. has been inactive since 1991.

Note 3.

     In December 1993, the Company organized a limited partnership, Display Optics, Ltd. (the "Partnership" or "DOL"), to obtain capital to continue development of the fiber optic video technology and other related display screen technology. The Company acts as a general partner and the Partnership is managed by Display Group, LLC. The Company conducts substantially all of its business through the Partnership. The Company accounts for its relationship with DOL as a research and development partnership which requires the Company to record certain expenses incurred by DOL as expenses of the Company and a liability to the investors.

Note 4.

     The Company has restated net loss for the quarter and nine months ended March 31, 1995, deficit accumulated during the development stage, investment in DOL, common stock and additional paid-in capital as a result of certain transactions and adjustments described in the notes to the financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General
- -------

     In December 1993, the Company organized a limited partnership, Display Optics, Ltd. (the "Partnership"), to obtain capital to continue development of the fiber optic video technology and related display screen technology and to manufacture and market the display screen products world-wide. The Company acts as a general partner and the Partnership is managed by Display Group, LLC. The Company conducts substantially all of its business through the Partnership. For accounting purposes, the Company accounts for its relationship with the Partnership as a research and development partnership which requires the Company to record certain expenses incurred by the Partnership as expenses of the Company and a liability to the investors. As of March 31, 1996, the research and development liability was $1,021,703, net of advances due the Company from the Partnership. The investors are entitled to preferential payment from available cash flows from the Partnership which would reduce the research and development liability of the Company.

     In February 1995, the Partnership agreed to borrow $275,000 from the managing partner secured by the assets of the Partnership, for working capital. In conjunction with the loans the Company entered into certain agreements with the investors. As of March 31, 1996, the Partnership had borrowed $273,127 under the agreement and had additional borrowings of approximately $469,250 from the managing partner and affiliates. The loans are convertible to partnership units which may then be converted into common shares of the Company.

     The patents and technology formerly owned by the Company and transferred to the Partnership in connection with the initial capitalization are subject to a security interest in favor of a commercial lender and another entity. Management believes that a security interest arose while the patents and technology were owned by the third party. The assets of the commercial lender were subsequently acquired by the Resolution Trust Corporation (RTC) as receiver, resulting in the RTC maintaining the security interest in these patents and technology together with the debt which the technology secured. Management does not believe any action was ever commenced to foreclose or otherwise enforce the security interest. In December, 1995, the managing partner of the Partnership acquired the security interest in these patents and technology as collateral for a debenture securing the underlying note which was also acquired from the RTC. The Company believes such security interest or the interest in the underlying technology will ultimately be contributed to the Partnership for additional consideration. The patents and technology continue to serve as collateral to the debenture in the principal amount of $2,175,000, which debenture and underlying note is currently in default. The managing partner is in the process of foreclosing upon the note and debenture.

     The Company has restated net loss for the quarter and nine months ended March 31, 1995, deficit accumulated during the development stage, investment in DOL, common stock and additional paid-in capital as a result of certain transactions and adjustments described in the notes to the financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.


Results of Operations
- ---------------------

     For the quarter and nine months ended March 31, 1996, the Company reported net loss of $271,024 and $672,370, respectively, as compared to net loss of $140,524 and $425,305, respectively, for the same fiscal periods of 1995. There were no sales of the Company's products to report for the fiscal periods of either year. The Company believes the lack of sales of products has been attributed to the inadequacies or cost inefficiencies of projection systems. In addition, the Company's ability to adequately develop and market its products has been severely limited over the past several years due to the lack of adequate operating capital. As a result of the formation of the Partnership, significant engineering developments have been accomplished which the Company believes will substantially improve the projection aspect of the system, as well as refine the fiber optic screen and other display screen technologies. The Company hopes that additional capital will be raised from the sale of partnership units for continued development and aggressive marketing of the display screen products through the Partnership.

     The increase in net loss for the quarter and nine months ended March 31, 1996 from the same periods of the prior fiscal year is primarily due to: 1) an increase in research and development expenses, 2) and increase in general and administrative expenses, and 3) a reduction in interest income and royalty fees. Research and development expenses for the quarter and nine month periods increased by $102,904 and $131,390, respectively, from 1995 to 1996, due to continued development of the Company's products. General and administrative expenses for the quarter and nine month periods increased by $22,087 and $98,321, respectively, relating primarily to: 1) increased interest expense on outstanding debt, 2) increased rent and utilities for additional space, and 3) increased salaries, consulting, accounting and legal expenses for day to day operations, completing the Company's filings required by regulatory agencies and preserving and protecting the Company's technology. The Company reported a reduction in royalty revenues of $4,430 and $13,289 and interest income of $1,079 and $4,065 for the quarter and nine months ended March 31, 1996 from the same periods of the prior fiscal year, respectively. The Company continued development of its technologies through the Partnership during fiscal 1996. Approximately $125,800 and $273,400 was expended by the Partnership on research and development during the quarter and nine months, respectively.

     Management of the Company is presently unable to predict with any degree of certainty when, if ever, the Company might obtain revenues from the commercial sale of products through the Partnership. Such revenue is dependent upon continued refinement of the display screen technologies and raising additional working capital. The Partnership hopes to finalize the prototype and begin manufacturing the product for sale, initially to the large display screen markets, in 1996.

Liquidity and Capital Resources
- -------------------------------

     The Company has been totally dependent on the ability of the Partnership to obtain capital to fund operations and expects to continue to be in the foreseeable future. As of March 31, 1996, the Company reported negative net worth of $729,092 and negative working capital of $125,071. The negative net worth is primarily due to the partnership arrangement which is treated as a research and development liability for accounting purposes. According to the terms of partnership documents, the investors will receive preferential distribution from any available cash flows of the partnership which will reduce the liability. Additional capital will be required for administrative expenses, continued development of the products, including completion of prototypes, manufacturing start up costs and marketing the product. The Partnership hopes to obtain additional capital from the sale of Partnership units under the Partnership Agreement or additional loans from the managing partner or limited partners. Management of the Company believes the partners' continued willingness to fund the Partnership is dependent upon acceptance of: completed prototype stages; continued development schedules; a marketing plan; and, other factors.

     The Company's continued existence is dependent upon its ability to: perfect the Partnership's interest in the technology and develop the technology into a commercially viable product; successfully assist the Partnership in marketing the products; obtain additional sources of funding through outside financing or equity investments; and achieve and maintain profitable operations. The
Company's efforts will continue to be focused on further supporting the Partnership's development of the projection system and screen, and on raising additional capital through the sale of additional partnership units or other sources. Although management believes these objectives will be achieved, there can be no assurance that the Company or the Partnership will be able to obtain additional capital or sell the products on terms and conditions satisfactory to the Company and the Partnership.

     In conjunction with formation of the Partnership, the Company sold an aggregate of 2,991,474 shares of Series B preferred stock. Qualified investors executed an agreement to acquire the Series B preferred stock for aggregate consideration of $350,000, or $.117 per share. Proceeds from the issuance of the Series B preferred stock were advanced to and disbursed by the Partnership. These funds have been used for organizational and administrative costs of the Partnership, preparation and filing of the Company's annual and quarterly reports and other general and administrative expenses of the Company, and on continued research and development of the fiber optic screen, projection and other related display screen technologies. Amounts accrued by the Partnership for Company expenses reduce advances due the Company by the Partnership. As of March 31, 1996, the balance of advances due the Company by the Partnership was approximately $210,000. For financial reporting purposes, the advances due the Company by the Partnership are offset by the liability due the Partnership under the research and development arrangement.

     Cash flows from financing activities for the quarters and nine months ended March 31, 1996 and 1995 consisted entirely of the increase in the research and development liability of $238,943 and $572,990, respectively, for 1996 and $125,613 and $367,688, respectively, for 1995. Total cash flows from financing activities for both 1996 and 1995 were used completely for operating activities.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
- -------  ------------------


None.

ITEM 2.  CHANGES IN SECURITIES.
- -------  ----------------------


None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.
- -------  ------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------  ----------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION.
- -------  ------------------


None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- -------  ---------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                          ----------------------------------
                                                     (Registrant)



Date: May 11, 1996                         /S/ Darrell D. Avey
      ------------                        -------------------------------------
                                                                Darrell D. Avey
                                                          Chairman of the Board
                                                            Corporate Secretary
                                                 Acting Chief Financial Officer





Date: May 11, 1996                        /S/ Michael A. Nixon
      ------------                        --------------------------------------
                                                               Michael A. Nixon
                                                            Member of the Board
                                                                      President