Form 10KSB
period 1996-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-03-21
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996
                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                         84-0969445
   ----------------------                          --------------------------
  (State of incorporation)                        (I.R.S. Identification No.)

                  1251 S. Huron, Unit C, Denver, Colorado 80223
                -------------------------------------------------
               (Address of principle executive offices) (Zip Code)

                                 (303) 733-5339
                -------------------------------------------------
               (Registrant's telephone number including area code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

                                 Title of Class
                           ---------------------------
                          Common Stock $.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]No [X]
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer did not report any revenues for the fiscal year ended June 30, 1996.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as the average bid and asked prices as of March 13, 1997 was $362,704. As of March 13, 1997 registrant had outstanding 3,834,055 shares of Common Stock.

                                Table of Contents

                                                                            Page

                                     Part I.


Item 1.    Business.......................................................... 3
Item 2.    Description of Property...........................................12
Item 3.    Legal Proceedings.................................................12
Item 4.    Submission of Matters to a Vote of Security Holders...............15



                                    Part II.


Item 5.    Market for Registrant's Common Equity and Related
                Stockholder .................................................15
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................16
Item 7.    Financial Statements and Supplementary Data.......................20
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................20



                                    Part III.


Item 9.    Directors and Executive Officers of the Registrant and ...........21
               Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation.............................................23
Item 11.  Security Ownership of Certain Beneficial Owners
                and Management...............................................25
Item 12.  Certain Relationships and Related Transactions.....................32
Item 13.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................34

                                     PART I


Item 1.  BUSINESS

Introduction
------------

     Advance Display Technologies, Inc. ("ADTI") is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of manufacturing full color video screen systems. ADTI completed its initial public offering in April, 1986, selling five million shares of its common stock for net proceeds of $4.2 million. Since that date, the ADTI's common stock has been split such that each 50 shares previously outstanding are now equal to one common share. ADTI has not received material revenues from the sale of its products, as its activities since inception have been primarily focused on research and development of its technology and raising capital. Common stock of ADTI is currently traded over the counter and is quoted on the electronic bulletin board under the symbol ADTI.

     In December, 1993, ADTI organized a limited partnership to continue research and development, manufacturing and marketing of its products. Display Optics, Ltd. ("Partnership") is a Colorado limited partnership of which ADTI serves as a general partner and Display Group, LLC acts as the managing general partner. ADTI transferred its technology, including patent rights and a non-exclusive license agreement to the Partnership in exchange for a then majority interest in the Partnership. ADTI's majority interest is subject to a reduction upon conversion of rights granted to additional investors. (See - "The Partnership" below.) ADTI currently conducts substantially all of its business through the Partnership. Accordingly, all references to "the Company" and its operations since December 1993 in this report refer to the Partnership unless specifically stated otherwise.

     The Company's system (the "FiberVision System" or "System") uses a video light source to project images through optical fibers to a screen designed so that the image is enlarged approximately thirty-six (36) times (the "FiberVision Screen" or "Screen"). Possible applications include video display systems for indoor stadiums and arenas, point-of-purchase advertising in such markets as shopping malls, department stores and supermarkets, as well as advertising in such locations as airports, trade shows and race tracks.

     The Company's activities since inception have been directed to refining the FiberVision Technology, limited marketing and obtaining additional working capital. The Company is in the development stage, has not commenced principal operations and has not sold significant products to date.

The Product
-----------

     The FiberVision Screen consists of an apparatus in which layers of optical fiber ends are accurately aligned between black plastic spacers. A block of spacers and fiber ends bonded together is cut at an angle so that each fiber has a larger opening at the end where light exits. The spacer block thus becomes a small, black, video screen segment described as a screen module. This screen module magnifies the image up to 36 times and is the display unit's faceplate.

     Any number of 6 inch x 6 inch screen modules may be connected to form a screen of virtually any size. For example, 432 modules could be connected to form one 9' x 12' screen containing 442,368 color pixels. The number of pixels per module can also be changed by simply increasing the space between fibers or adding or subtracting fiber or by using different sizes of fiber to obtain the resolution level desired.

     The FiberVision Screen is illuminated by projecting an image onto the rear of the screen where the fiber optic strands are coherently bundled together into a matrix 36 times smaller than the screen front surface. For instance, a 9' x 12' screen would have an image input matrix on the rear of the screen only 18" x 24" in size. The projected image travels through the fibers and appears on the screen surface 36 times larger. Focusing and projecting an image onto the input matrix significantly reduces the throw distance necessary for projection displays. Management believes this offers an advantage for large screen display applications.

     The Company's video screen technology has unique features compared to other display screen products. The fiber optic screen is a passive light transfer and magnification device constructed of very durable plastic material. The screen has no moving parts which will wear out or need replacement. As video projection technology products continue to become higher in quality, brighter and lower in cost, replacing projectors (the light source) is easily accomplished. Replacement of the fiber optic screen, however, is not necessary in permanent installations.

     The Company has several options to choose from relating to the use of various projector light source technologies and products. At this time, the Company plans to use existing video light source products manufactured by a number of electronics companies to illuminate the screen. To the date of this report, ADTI has sold one complete FiberVision System (including laser projectors), one Screen, components to build additional Screens and technology services relating to the building of a Screen. All of the foregoing products and services were sold to Mitsubishi Rayon in the late 1980's. In addition, the Company sold one 9'x12' screen which was installed at the National Western Event Center in Denver, Colorado in January, 1997.

     FiberVision Systems are less costly to produce than competitive systems due to the elimination of the expense of numerous light bulbs or cathode ray tubes ("CRT's") and complex electrical wiring. Elimination of these components will reduce maintenance expenses because the fiber optic screen is a "passive" display system and contains no electrical components or moving parts. All electrical components are constrained to the imaging devices and are typical of current electronic projection technology.

     The Company presently anticipates that it will concentrate its marketing, manufacturing and development efforts on this product.

     The Company has also developed a method for combining the fiber optic modules with a Light Emitting Diode ("LED") image emitter array board. The Company produced an engineering proof of concept demonstrating the feasibility of combining the technologies. Due to the expense and complexity of manufacturing this technology, along with the recent emergence of extremely bright conventional video projection products, ongoing development of the LED image emitter array board has been delayed pending additional financing.

     The Company also successfully completed the development of the electronic hardware and software architecture necessary to control this LED image emitter array board. The Company is currently considering using this LED technology as a stand alone product rather than mating the LEDs to the fiber modules. The technology developed by the Company for use with LEDs makes it possible to control LED display boards of any size, configuration or resolution for displays requiring video speed capability. The Company is currently evaluating this product for consideration as a possible second technology to be marketed in the outdoor large screen display market.

     The quality of a video image depends upon the number of dots or "pixels" which form the picture and the contrast ratio. The Company's screen may contain up to twenty times the number of pixels as competitive large displays.

     The contrast ratio for a video screen depends upon the ambient light reflected back to the viewer's eyes by the screen. Since the FiberVision Screen is black, very little ambient light is reflected. This results in a greater contrast ratio.

Current developments
--------------------

     Sales. During fiscal 1996, projection technology took a major leap in terms of brightness and resolution capabilities. At the same time, prices for projector products have gone down and continue to decline. A typical 9'x12' large screen bulb matrix full color display system in a sports arena contains approximately 80,000 bulbs (only 20,000 pixels). The same size FiberVision display contains 442,368 pixels which use no energy. The entire display can be illuminated by a single light source which runs off a AC 110V power. The fiber optics do not burn out or need replacement. Subsequent to fiscal year end, the

Company sold and installed one 9'x12' screen. In addition to providing the Company with its first revenues from the sale of product since 1986, the Company plans to use this installation as a marketing showpiece.

     Partnership. Effective December, 1993, ADTI organized Display Optics, Ltd, a Colorado limited partnership (the "Partnership"), to develop, manufacture and market the fiber optic product line. ADTI acts as a general partner and Display Group, LLC, a Colorado limited liability company, acts as Managing General Partner of the Partnership. The Partnership has issued units of partnership interest to qualified investors under exemptions from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws. There are currently six equity investors in the Partnership in addition to ADTI, and it is anticipated that additional units will be offered in the future. The Partnership has issued an aggregate of six limited partnership A units for $50,000 and ADTI has issued 2,991,474 shares of series B preferred stock for $350,000 to these investors. In addition, through January 31, 1997, Display Group, the initial investors and additional investors have loaned to Display Optics $1,552,846, the total of which is convertible into B units which in turn can be converted into 11,808,617 shares of common stock of ADTI.

     Certain of these investors also made loans to Display Group, LLC for the purpose of acquiring the security interest in the technology which was transferred to DOL and for other administrative costs. These loans are also convertible into Class B units of DOL and ultimately convertible into shares of common stock of ADTI. As of January 31, 1997, these additional loans totaled
$232,000 which are convertible into 23.21 Class B units and ultimately convertible into 1,765,057 shares of common stock of ADTI. The B units are currently oversubscribed which the partners of Display Optics, including ADTI, intend to cure by amending the Partnership Agreement to provide for a greater number of authorized B units. (See Item 3. Management's Discussion and Analysis, and Item 12. Certain Relationships and Related Transactions).

     Proceeds from the sale of partnership units and debt financing have been utilized for administrative expenses, research and development on the LED video technology (which has been indefinitely delayed), and to further develop the Company's fiber optic technology and perfect light sources specific to end user applications. Partners in the partnership will share in any economic benefits generated from sale of the Company's products or technology. ADTI has contributed all of its patents, technology and related know how to the Partnership in exchange for its partnership interest. In exchange for this contribution, ADTI will receive the following allocation:

     (a) One percent of all losses until each limited partner has been allocated an amount of loss on a cumulative basis during the term of the Partnership, an amount equal to all capital contributions of the limited partners, and thereafter 99% of all losses generated by the Partnership.

     (b) A share in profits equal to the amount of losses previously allocated to ADTI on a cumulative basis, thereafter, one percent until each limited partner has received in the aggregate an amount equal to $5,000 per unit, and thereafter 99% of all profits generated by the Partnership.

     (c) One percent of all distributions of available net cash flow until each limited partner has received on a cumulative basis an amount equal to $15,000 per limited partnership unit, and thereafter 99 percent of all distributions of available net cash flow.

     Units of partnership interest carry conversion rights pursuant to which the limited partners have the right to convert units into common stock of ADTI on the following basis:

          i. Class A limited partners may convert each unit into 8,333 shares of ADTI's common stock.

          ii. Each Class B unit may be converted into 76,045 shares of common stock.

          iii. Each Class C unit may be converted into 2,000 shares of common stock.

     Such units may be converted at any time at the option of the limited partner in accordance with applicable provisions of the 1933 Act. In exchange for contribution of its patent, technology and other proprietary rights, ADTI received a majority interest in the partnership, currently recorded at $403,619 net of amortization at June 30, 1996. Further, it is management's understanding that Display Group and related parties, through one or more transactions, intend to propose that they contribute certain assets, including the security interest and all debt and equity of the Partnership to the Company for an economic equivalent of equity in the Company.

Management  efforts  during the fiscal year ended June 30,  1996 were  primarily
focused  on  raising  additional  capital,   developing  and  demonstrating  the
technology, and taking steps necessary to preserve and protect the technology.


Mitsubishi Relationship
-----------------------

     In December of 1985, ADTI executed a letter of intent with Mitsubishi Rayon of Japan outlining a number of interests which led to an ongoing active relationship for more than three years. Pursuant to additional agreements entered into with Mitsubishi Rayon, ADTI a) licensed its technology to Mitsubishi Rayon, exclusive in Japan and non-exclusive throughout the world (excluding North America and products for the home television market) for an eleven year period; b) sold them 600,000 shares of common stock of ADTI; and, c) sold product to Mitsubishi Rayon. ADTI received payments of $4,400,000 and future royalties based on a percentage of sales (as specified) under these agreements. Minimum annual royalties, as defined, were prepaid in the amount of $350,000 in December of 1988. Mitsubishi experienced many of the same difficulties with the projection aspect of the product as ADTI. To the best knowledge of management, Mitsubishi currently is not pursuing further development of the Company's products. Management is not aware of any additional royalty fees due ADTI.

Manufacturing
-------------

     ADTI and the Company have developed and patented a semi-automated manufacturing system for production of the screen segments. The system automatically aligns the optical fibers allowing the fiber optics and plastic spacers to be bonded into screen blocks. The screen blocks are then manually cut into two screen segments. This process is currently completed by the Company but on a larger scale may be subcontracted to third parties, either totally or in part.

     Manufacturing has not been a material part of the business to date. However, the Company recently manufactured a 9' x 12' FiberVision screen for sale. Screen modules were manufactured by Company employees . Final assembly of the screen was also completed by Company employees. The screen structure and installation were contracted to third parties.

Raw Materials
-------------

     Procurement of raw materials has not been a significant factor in the Company's operations due to the early stages of manufacturing in which the Company is engaged. Raw materials required to produce the Screen consist primarily of optical fibers and plastic spacers. The Company currently obtains its fibers from Mitsubishi Rayon and Toray Industries, Inc., both of Japan. The plastic spacers are manufactured by one plastics molding company in Colorado. Spacers could be obtained from a number of alternate sources. Other components such as glue, steel, aluminum, etc. are readily available.

Marketing
---------

     It is the Company's intention to continue to develop products for the small screen video display market which includes televisions and computer screens. However, the Company will also seek to sell its products in other markets such as the large screen market, while development continues for the smaller screen applications. The total large screen market represents approximately $3.1 billion annually. Targets for the Company in the large screen market include sports facilities, trade show exhibitors, and users of message boards and signage.

     The Company has made one commercial sale of the FiberVision Screen (see "Sales" below) due to multiple factors including the lack of adequate projection systems and the lack of brightness of prior screens. In addition, the Company has not had the working capital necessary to aggressively market its products. With the recent emergence of very bright projection technology products and anticipated capital infusion from various sources, the Company expects to significantly expand its marketing in an effort to produce additional sales in the near future. There can be no assurance, however, that additional capital will be obtained or that the brightness levels of projectors available at this time are sufficient to make the FiberVision Screen marketable.

Competition
-----------

     Management is not aware of any other products on the market which are based on the same technology as the FiberVision System. However, the Company is aware that Toray Industries, Inc., one of the Company's potential suppliers of fiber, is currently experimenting in the development of fiber optic video displays. InWave, Inc. of Eugene, Oregon also manufactures a fiber optic display screen. InWave is currently marketing its product for advertising applications. The fiber optic display sold by InWave is much lower in resolution than the FiberVision product and is manufactured much differently. To the best of the Company's knowledge, the InWave product is made entirely by a manual process and does not utilize an automated manufacturing method. The Company has several patents on its screen technology and the manufacturing method for the screen which precludes competitors from using exactly the patented technology which is used by the Company. Additionally, the Company intends to file for new patents on proprietary developments. There is no assurance that the products of the Company will be perceived in the industry as favorably competitive to the products described below.


     Light Bulb or CRT Systems: Several companies, including Sony, Panasonic, and Mitsubishi, manufacture large video screens which are based on light bulb or CRT technology. These systems are potentially competitive with the FiberVision system. In the opinion of management, the drawbacks of such systems in comparison with the FiberVision System are low picture quality, high maintenance, high electricity consumption, height, weight, and high cost.

     Projection Systems: Video projectors are good for light controlled environments where a long throw distance necessary for creating large images isn't a problem. Unless at night, these projectors must be used indoor. Poor viewing angle and the need for a long throw distance are drawbacks to video projectors.

     The FiberVision display screen has been operational for commercial use since late 1987. The product has been delayed, however, from becoming a commercially viable system because of lack of screen brightness, primarily related to inadequate light sources.

     The FiberVision Screen eliminates the necessity of having a projector positioned 12' to 15' away in order to produce a large display image. Currently, the FiberVision System can be configured so that total depth of the system is less than 3' with a projected image throw distance of approximately 12 to 15 inches. This is a significant advantage when space limitations are an important consideration.

     Videowalls: Videowalls consist of many Projection Televisions (PTV), similar to those used as big screens for home use, stacked upon each other to form one giant screen. Less expensive than the CRT and light bulb displays, the Videowall is an alternative for video reinforcement for sports events, concerts, trade shows, conventions and other special events. Poor viewing angle, visible seams, uniform color and brightness difficulty and lack of brightness for outdoor use are existing problems.

     The Company is subject to active competition in the sale of its products from both domestic and foreign companies, substantially all of which have financial resources and production capabilities far greater than those of the Company. Many other competitors also have established products. The Company is at a substantial competitive disadvantage because of the new technology upon which its products are based and the limited track record of those products. Many potential purchasers are reluctant to commit substantial resources to the purchase of products based on new technology, even if such new products have a lower purchase price.


Research and Development
------------------------

     During fiscal 1996, the Company's primary research and development activities were related to developing the integration of the semiconductor light source made of light emitting diodes ("LED") to provide illumination for the fiber optic screen. In September, 1996, the Company was able to successfully demonstrate a proof of concept LED prototype array board. The board was approximately 2"x6" in size and was capable of controlling 4,096 pixels combined over that same area. This size configuration was originally designed in an effort to directly mate the LED array to the fiber optic module providing a light source for the display screen which would combine LEDs and fiber optics together.

     The recent emergence of video projector products which provide sufficient brightness to the fiber optic screen has resulted in a decision by the Company to proceed with commercial projectors currently available and not combine the LED technology with fiber optic modules. The Company believes, however, that the LED technology may represent a future stand alone product and is continuing to explore this potential technology. Importantly, the Company was able to successfully develop the electronic hardware and software architecture necessary to control a display board made up entirely of LEDs. This makes it possible to control LED (or any other bulb array technology) boards of any size, configuration, or resolution for displays requiring video speed, full color capability. This potential product is being evaluated for possible use in large screen outdoor applications.

     During fiscal 1996, the Company also continued to make improvements to the screen. Most improvements were focused on the integration of new projection technology to the fiber optic screen. In addition, many cosmetic improvements related to the screen to make it more efficient and uniform in appearance have been made during 1996. Approximately $387,209 was spent on research and development by Display Optics during the fiscal year ended June 30, 1996.

Proprietary Rights
------------------

     The Company's product is predicated on a proprietary fiber optic display module with coherently ordered fibers which can be designed and configured in a variety of sizes, shapes and resolution to provide large and small display screen products. Since its inception, the Company has been issued various patents covering its technology, products, components, assembly methods and processes, primarily relating to the fiber optic module. The first patent for the screen and manufacturing method for the screen was filed in February 1984 and subsequently issued in March, 1987. The original holder of this patent assigned all his rights to patents owned or thereafter owned or controlled by him and all technology, processes, formula and know how, that relate directly or indirectly to fiber optics display technology, whether owned or controlled thereafter, to the Company for a two percent interest in the Company's net income, as defined.

     The Company has subsequently been granted three additional patents covering the design and manufacturing process for the FiberVision Screen. One of the additional patents which was considered by management to be non-essential has expired. Preservation of existing patents and related technology and any ongoing enhancements is a top priority for management. Patents are issued for a period of 17 years and may not be renewed.

     Technology licensed from Visual Optics, Inc. which was under development by the Company in fiscal 1996 to refine the light source for the fiber optic screen was the subject of a dispute subsequent to fiscal year end. ADTI, the Partnership and Display Group reached a settlement whereby Visual Optics assigned to the Company the patent previously licensed on a non-exclusive basis to ADTI and transferred to the Partnership. The Company has currently delayed further development on this technology for use with the fiber optic screen, however, the technology will be evaluated for development as a future stand alone product.

     Technology for manufacturing FiberVision Systems has been developed by the Company in strict confidence. All employees and key consultants with access to information about manufacturing techniques are required to execute non-disclosure statements. (See Item 3. "Legal Proceedings" for a discussion of certain claims potentially affecting the Company's technology.)


Government Regulations
----------------------

     Certain manufacturing processes used by the Company required small quantities of toxic materials consisting of glue and cleaning solvents for which there are conventional, standard neutralizers. These materials require the execution of safety procedures for safe handling. No unusual equipment or facilities are required to conform to environmental regulations. The Company will collect all waste solvents and solid materials and may use subcontractors to destroy toxic chemicals. Management estimates the cost of such procedures and subcontractors will average less than $2,000 per year.

Employees
---------

     ADTI has no full or part time employees as all operations are currently conducted by the Partnership. At the date of this report, the Partnership has six full time and two part time employees who conduct research and development, production, marketing and administrative functions. The Company anticipates employment of additional staff as manufacturing requirements dictate and working capital permits. The officers of ADTI are not paid by ADTI. They were employees of and paid by the Partnership during the fiscal year ended June 30, 1996. The Partnership also retains various consultants on a contract basis as needed for management, legal and accounting services.

Item 2.  DESCRIPTION OF PROPERTY

     ADTI currently occupies, with the Partnership, office, R & D and manufacturing space at 1251 South Huron, Units B and C, Denver, Colorado 80223. The facility has a total of 4,200 square feet at a current rental cost of $1,697.50 per month which is paid by the Partnership. Of the total space, approximately 40 percent is office space and 60 percent is R & D and manufacturing area. The lease continues until December 31, 1997. ADTI may terminate the lease prior to December 31, 1997 by providing written notice to the landlord 90 days prior to vacating the premises and paying a fee equal to one monthly rental payment. Management believes this space to be adequate for its R&D and manufacturing needs for the immediate future, and if required, does not expect any difficulties in attaining additional space.

     In June of 1995, Display Optics, Ltd. entered into a sub-lease for additional office space at 5251 DTC Parkway, Suite 1210, Englewood, CO 80111. The facility has a total of 4,150 square feet, of which Display Optics occupies approximately 475 square feet exclusively and shares common areas comprising approximately 1,050 square feet. The current rent cost to Display Optics for this facility is $1,611.41. Other office expenses are shared based on percentage of usage. The sub-lease term is for two years and expires on June 30, 1997.


Item 3.  LEGAL PROCEEDINGS

ADVANCE DISPLAY TECHNOLOGIES, INC., et al. vs. VISUAL OPTICS, INC., et al.
--------------------------------------------------------------------------

     The Company is a plaintiff in a civil action pending in the United States District Court for the District of Colorado, captioned Advance Display Technologies, Inc., Display Optics, Ltd. And Display Group, LLC, Plaintiffs vs Visual Optics, Inc., Michael A. Nixon and Jeffrey D. Blackard, Defendants, Civil Action No. 96-D-1616 (the "Civil Action"). The Civil Action was brought to enforce Plaintiff's rights under an agreement executed with Defendants Visual Optics, Inc. and Michael A. Nixon. Plaintiffs contended that Defendants, Michael
A. Nixon and Jeffrey D. Blackard, are officers, directors and principal shareholders of Defendant Visual Optics.

     The Complaint filed on Plaintiff's behalf seeks declaratory and other relief with regard to an exclusive license agreement executed by the parties. Plaintiffs contend that what was once a nonexclusive license with regard to LED technology combined with fiber optic screens was converted to an exclusive, perpetual and worldwide license by an agreement dated February 9, 1995. This LED technology was in development by the Company in an effort to improve the performance of its fiber optic screen technology. Plaintiffs sought injunctive, declaratory and compensatory relief against the Defendants for an alleged breach of that agreement. The Complaint sought a preliminary and permanent injunction enjoining the Defendants, and each of them, from transferring rights to the technology, soliciting rights to the technology or disclosing any confidential information regarding the technology to any third party. Plaintiffs also sought a declaration that the license was exclusive, perpetual and worldwide and sought damages for breach of the agreement.

     The parties have executed an agreement to settle the dispute represented by the Civil Action. Plaintiffs and Defendants have agreed to resolve the Civil Action and dismiss the case. The principle terms of the settlement include the following:


     1. The Company has received a transferable, royalty-free, assignment of the patent which was the subject of the original dispute for the full term of the patent.

     2. All rights, title and interest in any intellectual property developed in whole or in part by Defendants and related in any way to the technology are the sole and exclusive property of the Plaintiffs.

     3.   Plaintiff Display Group, LLC will pay $41,000 to Defendants.

     4. Defendant Michael Nixon has resigned as an officer and director of ADTI and terminated his employment agreement with ADTI.

     5. The parties have executed reciprocal releases as to all claims encompassed in the Civil Action.

     6. The Defendants shall return all stock of the Company owned by them to Display Group, LLC, believed to be 350,000 shares of Common Stock.

     7.   The Civil Action has been dismissed with prejudice.


DISPLAY GROUP, LLC vs. AMERICAN CONSOLIDATED GROWTH CORPORATION.
----------------------------------------------------------------

     This civil action involves ownership of a substantial portion of the issued and outstanding Common Stock of ADTI. Plaintiff Display Group, LLC filed a civil action dated July 19, 1996 against American Consolidated Growth Corporation and

AGT Sports, Inc. in the Arapahoe County District Court, Civil Action No. 96-CV1560, seeking ownership of approximately 1,400,000 shares of Common Stock of ADTI pursuant to a security interest owned by the Plaintiff. That security interest, in turn, was acquired from the Resolution Trust Corporation ("RTC") pursuant to a public sale.

     Pursuant to an order of the District Court dated October 9, 1996, the Common Stock which is the subject of this dispute was released to Plaintiff Display Group. Pursuant to the Court's Order, Plaintiff is entitled to possess, use and exercise voting rights of the Common Stock pending final judgement on its claim for possession. Display Group has filed a motion for summary judgement to expedite consideration of its final claim.

     The security interest acquired by Display Group also encompasses certain of the Company's assets. In a transaction which originated in 1988, certain of the Company's intangible assets, including patents and extensions of patents, were subject to a security interest in favor of a third party. That security interest arose in conjunction with execution of a debenture by ADTI. A second security interest arose from the Company's efforts to obtain release from that debenture and the sale of the Company's technology to a third party. The assets which were subsequently reacquired by the Company, are still subject to the security interest.

     The assets acquired by Display Group from the RTC and assigned by the FDIC include the security interest in those intangible assets. As of the date of this report, and to the best of management's knowledge, no action has been undertaken by Display Group to enforce its security interest against the company's assets. Further, it is management's understanding that Display Group and related parties, through one or more transactions, intend to propose that they contribute certain assets, including the security interest and all debt and equity of the Partnership to the Company for an economic equivalent of equity in the Company. Consummation of those transactions would effectively extinguish any claim under the security interest in the Company's assets. However, as of the date of this report, no transfer has occurred and there is no assurance that such transfer will be consummated in the future.


DISPLAY GROUP, LLC vs CORPORATE PARTNERS, INC. and JEFFREY S. ROBINSON
----------------------------------------------------------------------

     This Civil action arises from the same loan package acquired by Display Group, LLC from the RTC that is described above regarding the lawsuit on the collateral for this loan against American Consolidated Growth Corporation. Plaintiff Display Group, LLC filed a civil action against Corporate Partners, Inc. ("CPI") and Jeffrey S. Robinson in the District Court of Lubbock County , Texas, the 140th Judicial District, Civil Action No. 96-557024, seeking judgment on a Renewal Promissory Note executed by CPI and assigned to Display Group in the approximate amount of $2.1 million with an 18% default rate accruing since October, 1990. Mr. Robinson personally guaranteed the Note.

     Display Group intends to file a motion for Summary Judgment in this matter. In the event that Display Group is awarded a judgment in this Civil Action, it is Management's understanding that any funds obtained by the Plaintiff, either through collection or settlement, will accrue to the benefit of the Partnership in consideration for its payment of the legal fees associated with these claims. However, there can be no assurance that the Plaintiff will prevail.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of ADTI's fiscal year.


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table shows the range of high and low bids for ADTI's common stock for the last two fiscal years. Since completion of its public offering in 1986, ADTI 's securities have traded over the counter and the common stock is currently quoted on the electronic bulletin board maintained by the NASD and is listed in the pink sheets maintained by members of the NASD and published by the National Quotation Bureau. Trading in the common stock of ADTI is very limited at present. The quotations represent prices between dealers as shown on the electronic bulletin board, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

      Fiscal Quarter Ended                  High               Low
                                            ----               ---

      September 30, 1994                  $2.0000            $1.2500
      December 31, 1994                    1.5000              .3750
      March 31, 1995                        .6250              .2500
      June 30, 1995                         .6875              .3125


      September 30, 1995                    .3125              .1250
      December 31, 1995                     .2500              .1250
      March 31, 1996                        .1875              .1250
      June 30, 1996                         .1875              .1250



     As of June 30, 1996, there were approximately 1,473 record holders of ADTI's common stock. No dividends have been paid with respect to ADTI's common stock and ADTI has no present plans to pay dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


General
-------

     During December 1993, ADTI and other individual investors organized a limited partnership, Display Optics, Ltd. (the "Partnership"), to obtain capital and to continue development of the fiber optic video technology. ADTI acts as a general partner and the Partnership is managed by Display Group, LLC (the "Managing General Partner"). ADTI conducts substantially all of its business through the Partnership. The Partnership was organized to acquire, and participate in the economic benefits derived from the research and development of display screens and fiber optic products. The Partnership Agreement provides for an aggregate of 501 units, six class A units at $8,333 per unit and 495 class B and C units at $10,000 per unit, for total capitalization of $5 million. There are three classes of units, A, B, and C, each convertible to a specified number of shares of ADTI's common stock. At June 30, 1996, ADTI had sold a total of six class A units for a total of $50,000. ADTI transferred all of its patents, technology and other proprietary rights, including the Visual Optics, Inc. License Agreement, into the Partnership and received an equity interest in the Partnership.

     In February 1995, the Partnership agreed to borrow $275,000, secured by the assets of the Partnership, from the Managing General Partner for working capital. In conjunction with the loans the Company entered into certain agreements with the investors. The Company agreed that the investors, who are also preferred shareholders, may approve certain fundamental actions to which the Company may be party, including without limitation, amendment to the Articles of Incorporation and Bylaws, mergers and acquisitions and certain other significant transactions, sales or other issuance of equity or debt securities and operating and capital budgets. The Company also agreed to the admittance of Display Group, LLC., an entity formed by the investors as Managing General
Partner of the Partnership, and establishment of a four member management committee to manage the business activities of the Partnership by majority vote. It is anticipated that these changes will be implemented through execution of a Shareholders' Agreement between the investors and the Company, as well as an amendment to the Partnership Agreement of the Partnership. In addition, the partners have agreed in principle to re-calculation of the Class A units among the initial partners to reflect pro-rata ownership in relation to their ownership of the preferred shares of ADTI, as well as increase the number of authorized Class B units to satisfy the over subscription. At June 30, 1996, the Partnership had borrowed $275,000 under the agreement. As of January 31, 1997, the Partnership has total borrowings of approximately $1,552,846.

     Following the organization of the Partnership and sale of preferred shares to the partners of the Partnership as described above, the Company was able to increase its research and development efforts on the product as well as administrative activities, including raising additional capital, developing and demonstrating the technology and taking steps necessary to preserve and protect the technology. (See Current Developments under Item 1. Business, above.) Based on an analysis of the Partnership Agreement and generally accepted accounting principles, the transaction is being recorded as a research and development arrangement which requires ADTI to record the expenses incurred by the Partnership as a liability.

Results of Operations
---------------------

     For the fiscal year ended June 30, 1996, ADTI and the Partnership reported net loss of ($976,642) as compared to ($513,402) for fiscal 1995. There were no sales of the Company's products during either period. Management believes the lack of sales of products has been attributed to the inadequacies or cost inefficiencies of projection systems. In addition, the Company's abilities to adequately develop and market its products has been severely limited over the past several years due to the lack of adequate operating capital. The Company seeks to raise additional capital for continued development and marketing of its products through the partnership.

     During 1996, projection technology took a major leap in terms of brightness and resolution capabilities. At the same time, prices of projectors have gone down and continue to decline. This enabled the Company to sell one screen, subsequent to fiscal year end. The Company manufactured the screen internally and installed the 9' x 12' fiber optic screen at the National Western Event Center in Denver, Colorado. This installation represents the first sale of the Company's product since the late 1980's. The Company plans to use this installation for continued marketing of its products.

     In December, 1988, ADTI received payment of $350,000 for future minimum royalty fees pursuant to a license agreement between ADTI and Mitsubishi Rayon. (See Mitsubishi Relationship under Item 1. Business and Note 1. to the Financial Statements) This prepaid royalty fee revenue was being amortized over an eleven year period ending in 1999. During fiscal 1995, Management believed Mitsubishi was no longer pursuing the manufacture or development of the licensed technology thereby eliminating any future obligation of ADTI under the agreement. As a result, ADTI realized the remainder of the prepaid royalty fees of $167,342 in fiscal 1995 compared to $0 in fiscal 1996.

     ADTI and the Partnership reported general and administrative expenses of $602,233 and $467,042 for the years ended June 30, 1996 and 1995, respectively. The increase in 1996 from amounts reported in 1995 was due to several factors:
1) increased interest expense on outstanding debt of approximately $56,000, 2) an increase in administrative salaries of approximately $25,000, 3) an increase in legal and accounting fees of approximately $102,200 due to organizational issues of the Partnership, ongoing litigation and auditing fees, 4) additional office expenses of approximately $29,000 for increases in rent, phone and other expenses, and 5) increased travel expenses of approximately $7,300. These increases were partially offset by the write down of other assets in fiscal 1995 of $87,700 and a decrease in depreciation expense of approximately $10,900. ADTI reported research and development expenses of $387,209 and $231,901 for the fiscal years ended June 30, 1996 and 1995, respectively. The increase in 1996 from 1995 was primarily due to an increase in salaries and ongoing development on the integration technology described above.

     Interest income decreased from $18,199 for the fiscal year ended June 30, 1995 to $12,800 for fiscal 1996 due to the reduction of the amount due ADTI from the Partnership. The advance from ADTI to the Partnership is reduced as debts of ADTI are accrued and ultimately paid by the Partnership.


Liquidity and Capital Resources
-------------------------------

     ADTI has been totally dependent on the ability of the Partnership to obtain capital to fund operations for more than three years and expects to continue to be dependant, in total or in part, for the foreseeable future. At June 30, 1996, ADTI reported negative net worth of $1,033,367 and negative working capital of $125,072. The Company will require additional capital for administrative expenses, continued development of the product, manufacturing start up costs and marketing the product. The Company hopes to obtain additional funding to support working capital requirements. Management anticipates continuing to manufacture the product for sale, initially to the large display screen markets, in 1997. Management believes that the Company's continued existence is dependent upon its ability to: 1) perfect its interest in the technology and develop the technology into a commercially viable product; 2) successfully market the product; 3) obtain additional sources of funding through outside financing or equity investments; and 4) achieve and maintain profitable operations. Although Management believes it will be able to achieve these objectives, there can be no assurance that the Company will be able to obtain additional capital or sell its products on terms and conditions satisfactory to the Company.

     Due to significant costs associated with development and marketing of the Company's technology, ADTI and the Company have experienced a continuing need for working capital since inception. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. To alleviate this situation, ADTI formed the Partnership in fiscal 1994 to obtain capital to continue development of its technology. (See General, above)

     In conjunction with formation of the Partnership, ADTI sold an aggregate of 2,991,474 shares of Series B preferred stock. Qualified investors acquired the Series B preferred stock for aggregate consideration of $350,000, or $.117 per share. Proceeds from the issuance of the Series B preferred stock were advanced to and disbursed by the Partnership. These funds have been used for organizational and administrative costs of the Partnership, preparation and filing of ADTI's annual and quarterly reports and other general and administrative expenses of ADTI and the Partnership, and on continued research and development of the fiber optic screen and projection technologies. In addition, the Partnership has borrowed funds from certain investors, (See General, above). Amounts paid by the Partnership for ADTI expenses reduce advances due ADTI by the Partnership. At June 30, 1996, the balance of advances due ADTI by the Partnership was approximately $203,185, including interest. For financial reporting purposes, the advances due ADTI by the Partnership are offset by the liability due the Partnership under the research and development arrangement.

ADTI reported a working capital deficit position at June 30, 1996 and June 30, 1995. ADTI's sole asset at June 30, 1996 and June 30, 1995 was its investment in the Partnership. Therefor, the working capital deficit position at June 30, 1996 and June 30, 1995 was the amount of the current liabilities reported of $125,072 and 124,376, respectively.

     Cash flows from financing activities for fiscal 1996 and 1995 consisted entirely of the increase in the research and deve8lopment liability of $856,074 and $498,370, respectively. Total cash flows from financing activities for both 1996 and 1995 were used completely for operating activities.

     The Company's efforts will continue to be focused on further development of the projection system and screen, and on raising additional capital through the sale of additional partnership units or other sources. Management plans to meet specific milestones in the development of its products. The first milestone is expected to be refinement of existing technology to produce systems for the large screen display market. Phase two will include higher definition, smaller displays for the information board market. The last milestone currently contemplated is further development toward the high definition television market. Although Management has defined these three levels of development, each level will overlap with others and result in some concurrent development of each stage. The Company may solely continue research and development until it has completed its final stage, or may produce products resulting from achievement of each milestone to concurrently fund additional research and development. Any revenue projections that Management may make for the immediate future will be dependent on these factors. There can be no assurances that Management will be able to acquire the capital needed or complete each stage as contemplated.

Impact of Recently Issued Accounting Standards
----------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements assuming it is successful in completing development of its technology, whereby its investment in the Partnership becomes fully realizable.

     In October , 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fail value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 13, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

Item 7.  FINANCIAL STATEMENTS

     See index to financial statements on page F-1.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

A. (i) Effective June 23, 1995, T. Alan Walls, CPA, P.C., certified public accountant for Advance Display Technologies, Inc. ("Company"), resigned its position as independent auditor for the Company. Walls held that position since 1993, when the Company resumed reporting under Section 13 of the Securities Exchange Act of 1934.

     (ii) The Reports of Walls on the financial statements of the Company for the years ended June 30, 1993 and 1994 were qualified as to uncertainty and audit scope. Due to perceived inadequacies in the Company's accounting records and systems of internal control during the 1990 fiscal year, Walls did not believe it was practical to extend its auditing procedures to the extent necessary to enable it to express an opinion on the results of operations, cash flows and changes in shareholders equity for the year ended September 30, 1990. In addition, Walls did not observe the taking of physical inventory at September 30, 1991 (stated at $126,412) since that date was prior to the date it was initially engaged as auditor for the Company. Finally, Walls recognized that the Company has been in the development stage since inception, had not had significant revenues from the sale of its product and had an accumulated deficit of approximately $12,000,000 since inception. Accordingly, Walls expressed uncertainty as to the Company's ability to continue as a going concern.

     (iii) The decision to accept the resignation of Walls was approved by the Company's Board of Directors.

     (iv) During the time preceding its resignation, there were no disagreements with Walls on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Walls, would have caused it to make reference to the subject matter of the disagreement in connection with its report during the last two fiscal years and any subsequent interim period preceding its resignation.

B. On August 17, 1995, Hein + Associates LLP was engaged as the principal accountant to audit the registrant's two most recent fiscal years. Prior to engaging the new accountant, the Company did not consult the newly engaged accountant regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements; or, (2) any matter that was either the subject of a disagreement or a reportable event.

C. In the course of preparing its financial statements for the fiscal year ended June 30, 1995, disagreements with the Company's former accountant concerning the accounting for certain transactions have resulted in three prior period adjustments, and as a result, the restatement of the financial statements for the fiscal year ended June 30, 1994.

     Management discussed the substance of these adjustments with its new accountants. The Board of Directors agrees with the prior period adjustments as discussed above. The former accountant disagrees with such adjustments. The Company has authorized the former accountant to respond to any inquiries from the successor accountant concerning the subject matter of these disagreements.



                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each current and proposed director and executive officer of ADTI as of June 30, 1996:


Directors and Officers         Age          Position with ADTI
----------------------         ---          ------------------

Darrell D. Avey                40           Chairman of the Board, Vice
                                            President of Operations, Secretary

Michael A. Nixon               37           Director, President, Treasurer


Darrell D. Avey - Mr. Avey joined ADTI in September of 1985 and has held numerous positions throughout his tenure. In January of 1990, Mr. Avey was named Chairman of the Board of Directors and currently holds that position. He is in charge of creating new opportunities for the Company to exploit its fiber optic technologies. Prior to his appointment as Chairman, Mr. Avey was the production manager, supervising more than 25 assembly, quality control and machine shop employees. His primary duties included ensuring project completion within specific deadlines, quality specification and controlling manufacturing costs. As Project Scheduler Mr. Avey was responsible for the coordination of engineering, drafting, purchasing and production departments to ensure timely completion of projects. Mr. Avey joined ADTI as purchasing agent and performed numerous other duties required in a start-up company.

Michael A. Nixon - Mr. Nixon joined ADTI as President in February, 1993. As part of his duties, Mr. Nixon directed the research and development activities of the Company. Mr. Nixon has received M.A. and B.A. degrees in electrical engineering from the University of Illinois and has performed Doctoral Thesis work as well. During his academic career, he focused primarily on the theoretical operation of semiconductor devices, applications of integrated circuits, and the device physics of solid state light emitters. Mr. Nixon worked for McDonnell Douglas from 1978 to 1982 as an engineer in the cooperative program on special computer system projects including the F-4 and F-15 aircraft, Harrier Aircraft, Harpoon Anti-ship Missile Systems and Caterpillar diesel engine fuel injectors.

Mr. Nixon is also associated with Visual Optics, Inc., which previously owned a patent which was licensed by the Company on a non-exclusive basis for development in connection with the Company's screen technology. That patent was subsequently assigned to the Company pursuant to a settlement agreement arising from a dispute between the parties. Also in connection with that settlement, Mr. Nixon resigned as an officer and director of ADTI effective March 5, 1997. (See
Item 3. Legal Proceedings.)


COMPLIANCE WITH SECTION 16.

The following sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

Based upon a review of Form 13D submitted to the issuer, the Company believes certain beneficial owners of more than 10% of the common stock of ADTI required to file Forms 3, 4 or 5 pursuant to section 16a have not timely filed these reports.

The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

                                                                                    Late Form 4
Name of Reporting Person       Late Form 3      Late Form 4       Late Form 5       Transaction
------------------------       -----------      -----------       -----------       -----------

GS Holdings                         1                7                  1               12*
Display Group                       1               12                  1               24
Jan Helen                           1                1                  1                1
William Becker                      1                1                  1                1
Mark Schneider                      1                7                  1                9
William Elsner                      1                1                  1                1
Peregrine Investments               1
Daryl H. Owen                       1
Lindsay D. Hooper                   1
James C. Gould                      1
Keith Hancock                       1                1                  1                1
Bruce Etkin                         1                6                  1                8
John Seiver                         1                1                                   1
John Cole                           1                1                                   1
J. Timothy Brittan                  1                4                  1                4
Display Optics                      1               12                  1               24


Item 10.  EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth the compensation paid, or to be paid, by the Company for the services rendered during the fiscal year ended June 30, 1996 to
(a) the Chief Executive Officer of the Company, and (b) each of the four most highly compensated executive officers who served as executive officers at the end of the fiscal year and whose total annual salary and bonus exceeded $100,000.

                              SUMMARY COMPENSATION

                                                        Other Annual
   Name                   Year     Salary     Bonus     Compensation     Total
   ----                   ----     ------     -----     ------------     -----

   Darrell D. Avey        1996  (1)$ -0-       -0-            -0-          -0-
   Chairman, Vice         1995  (2)$ -0-       -0-            -0-          -0-
   President of           1994     $ -0-       -0-      (3)24,234       24,234
   Operations, Secretary

   Michael A. Nixon (4)   1996  (1)$ -0-       -0-            -0-          -0-
   President, Treasurer   1995  (2)$ -0-       -0-            -0-          -0-
                          1994     $  0-       -0-      (3)16,200       16,200


     (1) Messrs. Avey and Nixon were each paid $80,000 in salary by Display Optics, Ltd.

     (2) Messrs. Avey and Nixon were each paid $65,000 in salary by Display Optics, Ltd.

     (3) Messrs. Avey and Nixon were issued 201,950 and 135,000 shares, respectively, as compensation in lieu of cash which was valued at the time at approximately $0.12 per share.

     (4)  Mr. Nixon resigned as an officer and director effective March 5, 1997.

     There were no stock options granted, exercised or held by any executive officer during the current fiscal year.

Compensation of Directors
-------------------------

     No fees are paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.


Incentive Plans

Employee Stock Option Plan
--------------------------

     ADTI adopted a Stock Option Plan (the "Stock Option Plan") for its employees on December 1, 1984, and such plan was approved by ADTI's shareholders on December 1, 1984.

In December of 1986, the Stock Option Plan was amended to become a broader Employee Incentive Plan (the "Employee Incentive Plan"). There were no options outstanding under the plan at June 30, 1996.


Employee Stock Purchase Plan
----------------------------

     In 1986 ADTI adopted an Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") in order to obtain more widespread ownership of ADTI's common stock among employees who are not officers and directors of ADTI and to provide such employees an inducement to work toward the overall objectives of ADTI. There were no options outstanding under this plan at June 30, 1996.


Non-Employee Incentive Plan
---------------------------

     On December 19, 1986, the Board adopted, and on January 17, 1987, the shareholders of ADTI approved, a Non-Employee Incentive Plan and reserved 20,000 shares of ADTI's common stock for issuance under this plan. The purpose of this plan is to provide a method whereby non-employees such as consultants, professionals, and independent contractors of ADTI may be offered incentives and rewards which will encourage them to acquire an interest, or increase their interest, in ADTI and continue in the service of ADTI. Stock Options granted under this plan are Non-Qualified Stock Options. This plan also provides for the granting of outright stock bonuses, the sale of stock to grantees at a discount, the granting of stock appreciation rights and the provision of certain forms of financial assistance to grantees. These forms of assistance include deferred payments in connection with stock, the granting of loans or the making of loan guarantees in connection with stock acquisitions, and surrender provisions permitting cash payments in exchange for the surrender of rights under the plan. There were no options outstanding under this plan at June 30, 1996.


Non-qualified Options
---------------------

     ADTI granted options to purchase 61,500 shares at $.25 to $10.00 per share. These options were outstanding at June 30, 1996, have not been exercised, have similar terms as the Non-employee Incentive Plan options and expire from 1999 to 2000.

Non-qualified Incentive Stock Option Plan
-----------------------------------------

     Effective February 6, 1990, ADTI's Board of Directors adopted a Non-qualified Incentive Stock Option Plan and reserved 100,000 shares of ADTI's common stock for issuance under this plan. The purpose of this plan is to provide incentives to key employees, directors and consultants of ADTI. The Plan is to be administered by ADTI's Board of Directors (the "Board") or a committee

(the "Committee") consisting of not less that three persons. The Board or Committee has the power under the Plan to grant stock options, discount stock, stock appreciation rights and related benefits such as loans, tax benefits, surrender and other rights (each of which is referred to as an "Award"). Eligibility to receive Awards pursuant to the Plan is limited to individuals who render services which tend to contribute materially to the success of ADTI or its subsidiaries or which may reasonably be anticipated to contribute materially to the future success of ADTI or its subsidiaries. The Board or Committee has discretion as to the number and nature of the Awards granted to any individual. No option granted under the plan shall have a term in excess of ten years from the grant date.

     Pursuant to this plan, ADTI's Board of Directors, effective February 6, 1990, granted an aggregate of 65,000 options to purchase shares of ADTI's common stock for a per share exercise price of $3.50. All of these options are still outstanding, exercisable and expire in 2000.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 1997, certain information regarding the voting securities of ADTI beneficially owned of record by each officer, current and proposed director, each person known by ADTI to own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information regarding certain beneficial ownership was derived from
Schedule 13D, as amended, received by ADTI from the reporting persons pursuant to requirements of the Securities and Exchange Commission. At January 31, 1997, ADTI had outstanding 3,834,055 common shares and 2,991,474 Series B preferred shares (convertible into shares of ADTI's common stock at a one for one ratio). The voting securities of ADTI consist of i) common stock which is entitled to one vote per share; and, ii) Series B preferred stock which may be entitled to one-fifth of one vote with respect to all matters on which the holders of shares of common stock are entitled to vote, and one vote with respect to those matters on which holders of Series B preferred stock are alone entitled to vote. Also, a Certificate of Designation of Preferences with respect to other preferred shares has been filed with the Colorado Secretary of State in connection with a previous transaction. Due to a dispute with the other party to the transaction, ADTI does not intend to issue these shares. In the event these shares are issued, they would be convertible into 8,000 shares of common stock.


Title of           Name and address of                           Amount and nature               Percent
 Class              Beneficial owner                          of Beneficial Ownership            of Class
 -----              ----------------                          -----------------------           --------
Common            Darrell D. Avey                             (1)             296,950              7.7%
$.001 Par         4851 E. Harvard Lane                                        Direct
                  Denver, CO  80222

Common            Michael A. Nixon                            (2,3,4)         350,000              9.1%
$.001 Par         1100 Muller Road                                            Direct
                  Blythwood, SC  29016                                      and Indirect

Common            Display Optics, Ltd.                        (5)          14,079,945             78.6%
$.001 Par         5251 DTC Parkway, Suite 1210                                Direct
                  Englewood, CO 80111                                       and Indirect

Common            Display Group, LLC                          (6)          15,444,975             86.2%
$.001 Par         5251 DTC Parkway, Suite 1210                                Direct
                  Englewood, CO 80111                                      and Indirect

Common            Keith A. Hancock                            (7)          15,444,975             86.2%
$.001 Par         5251 DTC Parkway, Suite 1210                                Direct
                  Englewood, CO 80111                                      and Indirect

Common            G. Schneider Holdings, Co.                  (8)           5,398,148             58.5%
$.001 Par         4643 S. Ulster St., Suite 1300                              Direct
                  Denver, CO 80237                                         and Indirect

Common            Gene W. Schneider                           (9 )          5,398,148             58.5%
$.001 Par         4643 S. Ulster, Suite 1300                                  Direct
                  Denver, CO 80237                                         and Indirect

Common            William W. Becker                           (10)          1,873,288             32.8%
$.001 Par         Box 143                                                     Direct
                  Grand Cayman Island, British West Indies                 and Indirect

Common            Mark L. Schneider                           (11)          2,509,132             39.5%
$.001 Par         4643 S. Ulster St., Suite 1300                              Direct
                  Denver, CO 80237                                         and Indirect

Common            Jan E. Helen                                (12)            936,643            19.6%
$.001 Par         5251 DTC Parkway, Suite 1010                                Direct
                  Englewood, CO 80111                                      and Indirect






Common            William J. Elsner                           (13)            936,658            19.6%
$.001 Par         83 Glenmoor Place                                           Direct
                  Englewood, CO 80110                                      and Indirect

Common            J. Timothy Brittan                          (14)            851,216            18.8%
$.001 Par         2680 S. University Blvd., No. 103                           Direct
                  Denver, CO 80210                                         and Indirect

Common            Bruce H. Etkin                              (15)         3,247,457             45.8%
$.001 Par         1512 Larimer St., No. 325                                   Direct
                  Denver, CO 80202                                         and Indirect

Common            Peregrine Investments                       (16)            760,450            16.5%
$.001 Par         6636 Fletcher Lane                                          Indirect
                  McLean, VI  22101

Common            Daryl H. Owen                               (17)            760,450            16.5%
$.001 Par         801 Pennsylvania Ave., NW, Suite 730                        Indirect
                  Washington, DC 20004

Common            Lindsay D. Hooper                           (18)            760,450            16.5%
$.001 Par         801 Pennsylvania Ave., NW, Suite 730                        Indirect
                  Washington, DC 20004

Common            James C. Gould                              (19)            760,450            16.5%
$.001 Par         801 Pennsylvania Ave., NW, Suite 730                        Indirect
                  Washington, DC 20004

Common            John D. Seiver                              (20)              76,045            1.9%
$.001 Par         1919 Pennsylvania Ave., NW, No. 200                         Indirect
                  Washington, DC 20006

Common            John P. Cole, Jr.                           (21)            570,338            12.9%
$.001 Par         1919 Pennsylvania Ave., NW, No. 200                         Indirect
                  Washington, DC 20006

Common            American Consolidated                                    1,249,750             32.6%
$.001 Par           Growth Corporation                                       Direct
                  8100 E. Arapahoe Rd., Suite 309
                  Englewood, CO  80112

Common            All officers and                            (22)             646,950           16.9%
$.001 Par           directors as a group                                      Direct
                    (2 persons/entities)                                  and Indirect

                                                       27

(1)  Officer or director.

(2) Includes 100,000 shares previously owned by Visual Optics, Inc., of which Mr. Nixon is a principal shareholder. Such shares were conveyed to the members of Display Group, L.L.C. by that entity pursuant to a settlement agreement by and between the Company, Visual Optics, Inc. and certain other entities effective March 5, 1997.

(3) Mr. Nixon resigned as an officer and director of ADTI effective March 5, 1997.

(4) All shares of Common Stock previously owned by Mr. Nixon have been assigned to Display Group, L.L.C.

(5) Includes 50,000 shares of Common stock underlying Class A Partnership Units and 14,029,945 shares of Common Stock underlying Class B Partnership Units, which ADTI is obligated to issue in accordance with the terms of the Partnership Agreement of Display Optics, Ltd. ADTI is a general partner of Display Optics, Ltd.

(6)  Includes:      (i)  1,365,030  shares of Common  Stock which the  reporting person has the right to vote pursuant to a court order pending resolution of a civil proceeding regarding ownership of those shares:

                    (ii) 14,079,945  shares of  Common Stock reported by Display
                         Optics, Ltd., of which the reporting person is the managing general partner;

                    (iii)7,094,428  shares of Common  Stock  underlying  class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.

(7)  Includes:      (i)  15,444,975  shares of  Common Stock reported by Display
                         Group, L.L.C., of which Mr. Hancock is the manager;

                    (ii) 76,045  shares  of  Common  Stock  underlying  Class  B
                         Partnership Units of Display Optic, Ltd. which in turn underlie convertible loans made by Mr. Hancock to Display Optics, Ltd. and Display Group, L.L.C.

(8)  Includes:      (i)  747,869  shares  of  Common  Stock  underlying  747,869 shares of Series B Preferred Stock owned by the reporting person;

                    (ii) 12,500  shares  of  Common  Stock  underlying  Class  A
                         Partnership Units of Display Optics, Ltd. issued to the reporting person;

                    (iii)2,058,690  shares of Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd. which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (iv) 998,167  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd. which in turn underlie convertible loans made by the reporting person on behalf of Display Group, L.L.C.;

                    (v) 1,124,652 shares of Common Stock underlying Class B Partnership Units of Display Optics, Ltd. which in turn underlie convertible loan guarantees made by the reporting person on behalf of Display Group, L.L.C.;

                    (vi) 456,270  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd. which in turn underlie a letter of intent guaranteed by the reporting person on behalf of Display Group, L.L.C.

(9) Includes 5,398,148 shares of Common Stock reported by G. Schneider Holdings, Co., of which the reporting person is the general partner.

(10) Includes:      (i)  747,869  shares  of  Common  Stock  underlying  747,869 shares of Series B Preferred Stock owned by the reporting person;

                    (ii) 12,500  shares  of  Common  Stock  underlying  Class  A
                         Partnership Units of Display Optics, Ltd. owned by the reporting person;

                    (iii)152,090  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (iv) 960,829  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Group, L.L.C.

(11) Includes:      (i)  373,934  shares  of  Common  Stock  underlying  373,934 shares of Series B Preferred Stock owned by the reporting person;

                    (ii) 6,250  shares  of  Common  Stock   underlying  Class  A
                         Partnership Units of Display Optics, Ltd. owned by the reporting person;

                    (iii)1,005,140  shares of Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (iv) 439,684  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person on behalf of Display Group, L.L.C.;

                    (v) 630,124 shares of Common Stock underlying Class B Partnership Units of Display Optics, Ltd., which in turn underlie convertible loan guarantees made by the reporting person to Display Group, L.L.C.

(12) Includes:      (i)  373,934  shares  of  Common  Stock  underlying  373,934 shares of Series B Preferred Stock owned by the reporting person;

                    (ii) 6,250  shares  of  Common  Stock   underlying  Class  A
                         Partnership Units of Display Optics, Ltd. owned by the reporting person;

                    (iii)76,045  shares  of  Common  Stock  underlying  Class  B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (iv) 219,010  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Group, L.L.C.;

                    (v) 261,405 shares of Common Stock underlying Class B Partnership Units of Display Optics, Ltd., which in turn underlie convertible loan guarantees made by the reporting person on behalf of Display Group, L.L.C.

(13)  Includes:     (i)  373,934  shares  of  Common  Stock  underlying  373,934 shares of Series B Preferred Stock owned by the reporting person;

                    (ii) 6,250  shares  of  Common  Stock   underlying  Class  A
                         Partnership Units of Display Optics, Ltd. owned by the reporting person;

                    (iii)76,045  shares  of  Common  Stock  underlying  Class  B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (iv) 480,429  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Group, L.L.C.

(14)  Includes:     (i)  373,934  shares  of  Common  Stock  underlying  373,934 shares of Series B Preferred Stock owned by the reporting person;

                    (ii) 6,250  shares  of  Common  Stock   underlying  Class  A
                         Partnership Units of Display Optics, Ltd. owned by the reporting person;

                    (iii)45,627  shares  of  Common  Stock  underlying  Class  B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (iv) 261,405  shares  of  Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans guaranteed by the reporting person on behalf of Display Group, L.L.C.

(15)  Includes:     (i)  1,262,530  shares of Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Optics, Ltd.;

                    (ii) 1,984,927  shares of Common  Stock  underlying  Class B
                         Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Group, L.L.C.

(16) Includes 760,450 shares of Common Stock underlying Class B Partnership Units of Display Optics, Ltd., which in turn underlie a convertible loan made by the reporting person to Display Group, L.L.C.

(17) Includes 760,450 shares of Common Stock reported by Peregrine Investments, of which the reporting person is a general partner.

(18) Includes 760,450 shares of Common Stock reported by Peregrine Investments, of which the reporting person is a general partner.

(19) Includes 760,450 shares of Common Stock reported by Peregrine Investments, of which the reporting person is a general partner.

(20) Includes 76,045 shares of Common Stock underlying Class B Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Group, L.L.C.

(21) Includes 570,338 shares of Common Stock underlying Class B Partnership Units of Display Optics, Ltd., which in turn underlie convertible loans made by the reporting person to Display Group, L.L.C.

Changes in Control
------------------

     There are currently six equity investors in the Partnership in addition to ADTI, and it is anticipated that additional units will be offered in the future. ADTI has sold an aggregate of six limited partnership A units for $50,000 and 2,991,474 shares of series B preferred stock of ADTI to these investors. In addition, through January 31, 1997, Display Group, the initial investors and additional investors have made loans to Display Optics of $1,552,846 the total of which is convertible into B units which in turn can be converted into 11,808,617 shares of common stock of ADTI.

     Certain of these investors also made loans or guaranteed loans to or on behalf of Display Group, LLC for the purpose of acquiring the security interest in the technology which was transferred to DOL and for other administrative costs. These loans are also convertible into Class B units of DOL and ultimately convertible into shares of common stock of ADTI. As of January 31, 1997, these additional loans totaled $292,107 which are convertible into 29.21 Class B units and ultimately convertible into 2,221,328 shares of common stock of ADTI. The B units are currently oversubscribed which the partners of Display Optics, including ADTI, intend to cure by amending the Partnership Agreement to provide for a greater number of authorized B units. (See Item 3. Management's Discussion and Analysis, and Item 12. Certain Relationships and Related Transactions).

     Conversion of all of these securities could result in a change in control of ADTI.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years ended June 30, 1996 and 1995, certain individuals and entities have advanced money to a partnership in which ADTI acts as general partner. Display Group, LLC, the Managing General Partner of Display Optics, Ltd., together with certain of its members, have advanced an aggregate of $963,425 and $299,918 to the Partnership as of the years ended June 30, 1996 and 1995 respectively. Proceeds from those loans were utilized by the Partnership to continue research, development, manufacture and marketing of the Company's fiber optic display technology. In conjunction with the loans the Company entered into certain agreements with the investors. The Company agreed that the investors, who are also preferred shareholders, may approve certain fundamental actions to which the Company may be party, including without limitation, amendment to the Articles of Incorporation and Bylaws, mergers and acquisitions and certain other significant transactions, sales or other issuance of equity or debt securities and operating and capital budgets. The Company also agreed to the admittance of Display Group, LLC., an entity formed by the investors as Managing General
Partner of the Partnership, and establishment of a four member management committee to manage the business activities of the Partnership by majority vote. Further, it is management's understanding that Display Group and related parties, through one or more transactions, intend to propose that they contribute certain assets, including the security interest and all debt and equity of the Partnership to the Company for an economic equivalent of equity in the Company. (See Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for a more complete description of advances made by individuals to the Partnership.)

     The two officers of ADTI were paid salary by the Partnership for services rendered in connection with administrative, research and development activities during the years ended 1996 and 1995. During those years the two officers were paid total compensation of $160,000, or $80,000 each and $130,000 or $65,000 each, respectively.

     In connection with a dispute regarding rights to certain technology, the Company commenced a civil action against Michael Nixon, a former officer and director of the Company and certain other entities. In connection with the settlement of that litigation, Display Group has made certain payments to or on behalf of Mr. Nixon and other defendants. (See Item 3. Legal Proceedings.)

     ADTI conducts a portion of its administrative activities in space leased by the Partnership. ADTI presently has use of approximately 200 square feet of office space, together with reception services and conference room facilities on a rent free basis. It is anticipated that this arrangement will continue for the foreseeable future.

     During the fiscal years ended June 30, 1996 and 1995, the Partnership paid or accrued certain administrative fees to individuals or entities listed as principal shareholders of ADTI. During the year ended June 30, 1996, the Partnership paid $17,500 to Keith Hancock for management services rendered to that entity. During the fiscal years ended June 30, 1996 and 1995, the Company incurred $42,500 and $33,000, respectively, in management fees to Reserve Battery Cell, L.P., a Colorado limited partnership. Mr. Hancock is listed as a principal shareholder of ADTI under Item 11 and is the President and Chief Executive Officer of Reserve Battery. G. Schneider Holdings, Co., Mark L.
Schneider and Gene W. Schneider are listed as principal shareholders of ADTI under Item 11 and are limited partners of Reserve Battery.

     During the years ended June 30, 1996 and 1995, the partnership also incurred rent and other administrative expenses to two entities in which Gene and Mark Schneider are members or principal shareholders. During the year ended June 30, 1996, the Partnership paid approximately $19,900 and $7,600 to Schneider Investments, LLC and Wild West Development, LLC , a portion of which related to an accrued balance carried forward from the fiscal year ended June 30, 1995.

     Management of the Company are of the opinion that the terms and conditions of the foregoing transactions are no less favorable and could be obtained from unaffiliated third parties.

Conflicts of Interest
---------------------

     Certain of the present officers and directors of ADTI and the manager of Display Group, LLC own or invest, or may in the future, own or invest for their own account in other businesses, either individually or through entities in which they own an interest or with which they are associated. Participation in these activities pose inherent conflicts of interest and such conflicts may not always be resolved to the maximum benefit of ADTI or the Partnership.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules.

         The Financial Statements and Schedules filed herein are described in the Index to Financial Statements included in Item 8 and indexed on page F-1.

(b)      Exhibits.

Exhibit No.
-----------

3.1 Amended and Restated Articles of Incorporation of ADTI dated December 5, 1985 (incorporated by reference, Registration Statement on Form S-18, File No. 2-164-D-33).

3.2 Amended and Restated Bylaws of ADTI (incorporated by reference, Registration Statement on Form S-18, File No. 2-164-D-33 and Annual Report on Form 10-K for the fiscal year ended September 30, 1986).

3.3 Form of Certificate of Designation and Determination of Preference of Series A Convertible Preferred Stock as filed with the Colorado Secretary of State on January 4, 1990 (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1989).

3.4 Corrected Articles of Amendment to the Articles of Incorporation dated August 5, 1994. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

4.1 Specimen certificate for common stock, par value $.001 per share of ADTI (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

4.2 (Reference is made to Exhibit Nos. 3.1, 3.2, 3.3 and 4.1 above).

5. Not applicable.

6. Not applicable.

7. Not applicable.

8. Not applicable.

9. Not applicable.

10.1 ADTI's 1986 Employee Stock Purchase Plan (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.2 ADTI's 1984 Non-Employee Incentive Plan (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.3 ADTI's 1984 Employee Incentive Plan, as amended (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.4 (a)License Agreement dated December 31, 1986 by and between ADTI and Mitsubishi Rayon (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.4 (b)Stock Purchase Agreement dated January 6, 1987 by and between ADTI and Mitsubishi Rayon (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.4 (c)FiberVision Sale and Purchase Contract dated January 12, 1987 by and between ADTI and Mitsubishi Rayon (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.5 Debenture Release Agreement dated December 30, 1993 by and between American Consolidated Growth Corporation and Corporate Partners, Inc. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1994).

10.6 Agreement dated April 16, 1990 by and between Ultratech Corporation and Corporate Partners, Inc. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1994).

10.7 Asset acquisition Agreement dated May 15, 1991 by and between American Consolidated Growth Corporation and ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1994).

10.8 Display Optics, Ltd. Limited Partnership Agreement effective December 31, 1993 (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1994).

10.9 Letter Agreement dated February 8, 1995 between Display Group, LLC and ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

10.10 Promissory Note dated March 14, 1995 between Display Group, LLC and Display Optics, Ltd. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

10.11 Security Agreement dated March 14, 1995 between Display Group, LLC and Display Optics, Ltd. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

10.12 First Revised Amendment to the Display Optics, Ltd. Limited Partnership Agreement effective September 1, 1995 (enclosed herewith)

10.13 Patent Assignment effective February 28, 1997 between Visual Optics, Ltd. et al and Advance Display Technologies, Inc. (enclosed herewith)

11. Not applicable.

12. Not applicable.

13. Not applicable.

16. Not applicable.

18. Not applicable.

19. Not applicable.

22. Not applicable.

23. Not applicable.

24. Not applicable.

25. Not applicable.

26. Not applicable.

27. Not applicable

28. Not applicable.

29. Not applicable.


     Reports on Form 8-K.
     --------------------

     ADTI filed a Form 8-K dated October 15, 1996 to report its inability to file timely its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. Due to a continuing need for working capital, ADTI was unable to retain qualified advisors, including attorneys and accountants, to assist in the preparation of the Report and audit of ADTI's financial statements in time to file in a timely manner.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVANCE DISPLAY TECHNOLOGIES, INC.



/s/  Darrell D. Avey
----------------------
By:  Darrell D. Avey
Chairman of the Board
Secretary

Date:  March 17, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/  Darrell D. Avey
-----------------------
By: Darrell D. Avey
Chairman of the Board
Secretary

Date:  March 17, 1997

                          INDEX TO FINANCIAL STATEMENTS






                                                                       PAGE

Independent Auditor's Report...........................................F-2

Balance Sheet - June 30, 1996..........................................F-4

Statements of Operations - For the Years Ended June 30, 1996
   and 1995 and for the Period from October 7, 1983
   (Inception) through June 30, 1996...................................F-5

Statements of Changes in Stockholders' Equity (Deficit) -
   For the Period from October 7, 1983 (Inception)
   through June 30, 1996...............................................F-6

Statements of Cash Flows - For the Years Ended June 30, 1996
   and 1995 and for the Period from October 7, 1983 (Inception)
   through June 30, 1996..............................................F-10

Notes to the Financial Statements.....................................F-12

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Advance Display Technologies, Inc.
Englewood, CO


We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company), as of June 30, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

We also applied procedures to the combination of the statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (October 7, 1983) through June 30, 1994, and the years ended June 30, 1996 and 1995, into the cumulative period from inception to June 30, 1996. In our opinion, such statements have been properly combined into the cumulative period referred above.

As discussed in Note 5, in prior transactions related to the Company's technology, the Company understands a security interest in such technology collateralized a debenture payable to a financial institution. This debenture and the underlying note payable are in default and it is the Company's belief that the debenture is an obligation of a major stockholder of the Company
(ACGC). This security interest and the underlying note payable have been recently purchased by an entity affiliated with the Company. However, there are various complex legal transactions surrounding previous transfers of the Company's technology and related security interest; the final disposition of which may ultimately affect the Company's rights in the technology.

The Board of Directors
Advance Display Technologies, Inc.
Page 2



The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company currently is in the development stage, has no liquid assets, incurred a substantial accumulated deficit, and has certain contingent liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




HEIN + ASSOCIATES LLP

Denver, Colorado
December 27, 1996

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 1996



                                      ASSET

INVESTMENT IN DOL                                                 $     403,619
                                                                  =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accrued expenses                                              $      92,748
    Due to affiliated parties                                            32,324
                                                                  -------------
         Total current liabilities                                      125,072

RESEARCH AND DEVELOPMENT LIABILITY                                    1,311,914

COMMITMENTS AND CONTINGENCIES (Notes 1, 5, and 6)                          --

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 100,000,000
         shares authorized, 2,991,474
         issued and outstanding (liquidation preference of
         $350,000)                                                        2,991
    Common Stock, $.001 par value, 100,000,000 shares
         authorized,  3,834,055 shares issued                             3,834
    Additional paid-in capital                                       11,450,062
    Deficit accumulated during the development stage                (12,490,254)
                                                                  -------------
         Total stockholders' deficit                                 (1,033,367)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     403,619
                                                                  =============







              See accompanying notes to these financial statements.

                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                                                                    OCTOBER 7,
                                                                                                       1983
                                                            FOR THE YEARS ENDED                     (INCEPTION)
                                                                  JUNE 30,                           THROUGH
                                                    ------------------------------------              JUNE 30,
                                                        1996                     1995                   1996
                                                    ------------            ------------            ------------
REVENUES:
    Licensing and exclusivity fees                   $      --               $      --              $  2,500,000
    Royalty fees                                            --                   167,342                 320,047
    Product and equipment sales                             --                      --                 1,243,935
    Consulting                                              --                      --                    60,000
    Other                                                   --                      --                 1,037,971
                                                    ------------            ------------            ------------
         Total revenue                                      --                   167,342               5,161,953

COSTS AND EXPENSES:
    Cost of goods sold                                      --                      --                 1,004,614
    Marketing                                               --                      --                   741,463
    Research and development                             387,209                 231,901               3,757,845
    General and administrative                           602,233                 467,042              11,436,179
                                                    ------------            ------------            ------------
         Total costs and expenses                        989,442                 698,943              16,940,101
                                                    ------------            ------------            ------------

OPERATING LOSS                                          (989,442)               (531,601)            (11,778,148)

OTHER INCOME (EXPENSES):
    Other income and expense, net                           --                      --                   696,799
    Interest income                                       12,800                  18,199                 293,467
    Loss on disposal of assets                              --                      --                (1,002,838)
    Interest expense                                        --                      --                  (699,534)
                                                    ------------            ------------            ------------
         Total other income (expense)                     12,800                  18,199                (712,106)
                                                    ------------            ------------            ------------

NET LOSS                                            $   (976,642)           $   (513,402)           $(12,490,254)
                                                    ============            ============            ============

NET LOSS PER COMMON SHARE                           $       (.25)           $       (.13)
                                                    ============            ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK                3,834,055               3,829,417
    OUTSTANDING                                     ============            ============




                               See accompanying notes to these financial statements.

                                                        F-5



                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM OCTOBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 1996


                                          Preferred Stock     Common Stock        Additional
                                          ---------------    ---------------       Paid-in      Accumulated
                                          Shares   Amount    Shares    Amount      Capital        Deficit             Total
                                          ------   ------    ------    ------      -------        -------             -----

BALANCES, October 7, 1983 (inception)        -     $ -           -     $   -        $    -       $      -            $      -
  Common stock issued for cash
   ($.02 per share)                          -       -      296,924      297         4,695              -               4,992
  Non-reimbursed business expenses
   of major stockholder                      -       -            -        -         9,782              -               9,782
  Net loss                                   -       -            -        -             -       (153,978)           (153,978)
                                           ------  -----  ---------   ------     ---------      ---------           ---------

BALANCES, September 30, 1984                 -       -      296,924      297        14,477       (153,978)           (139,204)
  Redeemable common stock issued
    to secure $100,000 in notes
    ($.42 per share)                         -       -       14,870       15         6,183              -               6,198
  Common stock issued for an
    employee/stockholder loan                -       -          297        -             5              -                   5
  Common stock issued to secure
    a loan ($.02 per share)                  -       -          330        1             4              -                   5
  Common stock issued for cash
    ($.67 per share)                         -       -        3,338        3         2,242              -               2,245
  Net loss                                   -       -            -        -             -        (333,354)          (333,354)
                                           ------  -----  ---------   ------     ---------      ----------         ----------

BALANCES, September 30, 1985                 -       -      315,759      316        22,911        (487,332)          (464,105)
  Common stock issued for cash
   ($15 per share) net of
   offering costs of $74,383                 -       -       70,000       70       975,547               -            975,617
  Common stock issued for cash
   ($50 per share) net of
   offering costs if $789,025                -       -      100,000      100     4,210,975               -          4,211,075
  Adjustment of redeemable
   common stock                              -       -            -        -       (90,457)              -            (90,457)
  Net loss                                   -       -            -        -             -       (1,620,217)       (1,620,217)
                                           ------  -----  ---------  -------     ---------      -----------        ----------

                                             -     $ -      485,759  $   486    $5,118,976      $(2,107,549)       $3,011,913
                                           ======  =====  =========  =======    ==========      ===========        ==========




                                          See accompanying notes to these financial statements.



                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM OCTOBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 1996
                                                          (Continued)


                                          Preferred Stock     Common Stock        Additional
                                          ---------------    ---------------       Paid-in      Accumulated
                                          Shares   Amount    Shares    Amount      Capital        Deficit             Total
                                          ------   ------    ------    ------      -------        -------             -----

 BALANCES, September 30, 1986                -     $   -     485,759    $486     $5,118,976     $(2,107,549)       $ 3,011,913
   Common stock issued for exercise of
     incentive stock options
     ($12.64 per share)                      -         -         905       1         11,439               -             11,440
   Common stock issued for cash
    ($100 per share)                         -         -      12,000      12      1,199,988               -          1,200,000
   Common stock issued for services
     ($78.95 per share)
     as compensation                         -         -         475       -         37,502               -             37,502
   Adjustment of redeemable
    common stock                             -         -           -       -         (5,066)              -             (5,066)
   Net loss                                  -         -           -       -              -        (853,644)          (853,644)
                                            ----   -----    --------   -----     ----------      ----------         ----------

 BALANCES, September 30, 1987                -         -     499,139     499      6,362,839      (2,961,193)         3,402,145
   Common stock issued for exercise of
     warrants ($3.50 per share)              -         -      12,000      12         41,988               -             42,000
   Common stock issued to officers to
     replace stock foreclosed on
    ($7.52 per share)                        -         -       8,000       8         60,123               -             60,131
   Expired option to repurchase
     redeemable common stock                 -         -      14,870      15        101,706               -            101,721
   Common stock issued for services
     ($3.00 per share)                       -         -      29,663      30         88,953               -             88,983
   Net loss                                  -         -           -       -              -      (3,151,469)        (3,151,469)
                                            ----   ------   --------    ----     ----------       ---------         ----------

 BALANCES, September 30, 1988                -         -     563,672     564      6,655,609      (6,112,662)           543,511
   Common stock issued for cash
    ($1.37 per share)                        -         -     146,267     146        199,854               -            200,000
   Accrued salaries forgiven by
    stockholders                             -         -           -       -        343,972               -            343,972
   Common stock issued to employee
    for exercise of incentive stock
    options ($13.62 per share)               -         -         494       -          6,551               -              6,551
   Common stock issued to officer to
     replace stock foreclosed
     ($9.67 per share)                       -         -       6,000       6         58,007               -             58,013
   Common stock issued for exercise of
     stock option ($.67 per share)           -         -       6,000       6          3,984               -              3,990
   Common stock issued to replace
     stock foreclosed on and to retire
     certain debts ($14.43 per share)        -         -      25,250      26        364,373               -            364,399
   Commitment to issue 400,000 shares
     preferred stock for conversion of
     convertible debt                        -         -           -        -       400,000               -            400,000
   Net loss                                  -         -           -        -             -      (1,966,754)        (1,966,754)
                                            ----  ------    --------    -----    ----------      ----------         ----------

                                             -    $    -     747,683     $748    $8,032,350     $(8,079,416)        $  (46,318)
                                            ====  ======    ========    =====    ==========     =============       ==========




                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM OCTOBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 1996
                                                          (Continued)


                                         Preferred Stock     Common Stock        Additional
                                          ---------------    ---------------       Paid-in        Accumulated
                                          Shares   Amount    Shares    Amount      Capital          Deficit           Total
                                          ------   ------    ------    ------      -------          -------           -----

BALANCES, September 30, 1989                   -    $   -    747,683   $  748    $ 8,032,350     $(8,079,416)      $  (46,318)
  Common stock issued for settlement
    and services ($11.75 per share)            -        -    148,602      148      1,729,443               -        1,729,591
  Accumulated deficit adjustment               -        -          -        -              -          (3,712)          (3,712)
  Treasury stock acquired and retired
    2080 shares of common stock)               -        -     (2,080)      (2)       (22,878)              -          (22,880)
  Net loss                                     -        -          -        -             -       (2,532,169)      (2,532,169)
                                           -----    -----    -------   ------    -----------     -----------       ----------

BALANCES, September 30, 1990                   -        -    894,205      894      9,738,915     (10,615,297)        (875,488)
   Common stock issued as compensation
     ($.10 per share)                          -        -    640,000      640         63,359               -           63,999
   Common stock issued to reacquire
     fiber optic technology patents
     pursuant to reorganization                -        -  1,400,000    1,400        732,709               -          734,109
   Net loss                                    -        -          -        -              -         (61,820)         (61,820)
                                            ----    -----  ---------    -----    -----------      ----------        ---------

BALANCES, September 30, 1991                   -        -  2,934,205    2,934     10,534,983     (10,677,117)        (139,200)
   Net loss                                    -        -          -        -              -        (235,918)        (235,918)
                                            ----    -----  ---------    -----    -----------      ----------        ---------

BALANCES, September 30, 1992                   -        -  2,934,205    2,934     10,534,983     (10,913,035)        (375,118)
   Common stock issued for services
    ($1.30 per share)                          -        -     30,000       30         38,970               -           39,000
   Common stock issued for licensing
     agreement                                 -        -     10,000       10         12,990               -           13,000
   Net loss                                    -        -          -        -              -        (198,661)        (198,661)
                                            ----    -----  ---------    -----    -----------     -----------        ---------

                                               -    $   -  2,974,205   $2,974    $10,586,943    $(11,111,696)       $(521,779)
                                            ====    =====  =========   ======    ===========    ============        =========


                                                      See accompanying notes to these financial statements.

                                                                               F-8




                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM OCTOBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 1996
                                                          (Continued)



                                         Preferred Stock     Common Stock         Additional
                                          ---------------    ---------------        Paid-in        Accumulated
                                          Shares   Amount    Shares    Amount       Capital          Deficit           Total
                                          ------   ------    ------    ------       -------          -------           -----

BALANCES, June 30, 1993                        -   $    -  2,974,205   $2,974     $10,586,943      $(11,111,696)    $(521,779)
  Common stock issued for services
   ($.13 per share)                            -        -    220,000      220          28,679                 -        28,899
  Common stock issued for services
   ($.22 per share)                            -        -    386,950      387          80,047                 -        80,434
  Accrued salaries forgiven by
    stockholders                               -        -         -         -         155,734                 -       155,734
  Common stock issued for settlement of
    trade payables ($1.50 per share            -        -    153,600      154         230,349                 -       230,503
  Common stock issued for technology
    and license agreement                      -        -     90,000       90          12,010                 -        12,100
  Preferred stock issued for cash
   ($.12 per share)                    2,991,474    2,991          -        -         347,009                 -       350,000
  Net income                                  -         -          -        -               -           111,486       111,486
                                      ----------   ------  ---------   ------    ------------      ------------     ----------

BALANCES, June 30, 1994                2,991,474    2,991  3,824,755    3,825      11,440,771       (11,000,210)      447,377
  Common stock issued for settlement
    of trade payables
    ($1.00 per share)                          -       -       9,300        9           9,291                 -         9,300
  Net loss                                     -       -           -        -               -          (513,402)     (513,402)
                                      ----------   -----  ----------   ------    ------------      ------------     ---------

BALANCES, June 30, 1995                2,991,474   2,991   3,834,055    3,834      11,450,062       (11,513,612)      (56,725)
  Net loss                                     -       -           -        -               -          (976,642)     (976,642)
                                     -----------   -----  ----------   ------    ------------      ------------    ----------

BALANCES, June 30, 1996                2,991,474   $2,991  3,834,055   $3,834     $11,450,062      $(12,490,254)   $(1,033,367)
                                     ===========   ====== ==========   ======     ===========      ============    ===========







                                     See accompanying notes to these financial statements.
                                                                   F-9

                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS
                                                                                                                PERIOD FROM
                                                                                                              OCTOBER 7, 1983
                                                                            FOR THE YEARS ENDED                 (INCEPTION)
                                                                                 JUNE 30,                         THROUGH
                                                                    --------------------------------              JUNE 30,
                                                                        1996                1995                   1996
                                                                    ------------        ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $   (976,642)       $   (513,402)         $(12,490,254)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization                                56,254              67,136             3,252,154
             Deferred revenues                                                --            (167,346)             (315,004)
             Stock issued for services                                        --                  --             2,133,727
             Loss on disposal of assets                                       --                  --             1,002,838
             (Increase) decrease in:
                   Video display screens                                      --              72,496                    --
                   Due from affiliates and other                          63,618              52,862              (225,018)
             Increase (decrease) in:
                   Accounts payable                                           --                (242)              349,811
                   Accrued expenses                                         (126)                126               568,360
                   Due to officers stockholders                              822             (10,000)               (7,639)
                       and affiliated parties                       ------------        ------------          ------------

         Net cash used in operating activities                          (856,074)           (498,370)           (5,731,025)
                                                                    ------------        ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                      --                  --            (3,692,226)
     Other assets                                                             --                  --              (677,675)
     Acquisition of subsidiary                                                --                  --               (85,524)
     Cash received on disposal of assets                                      --                  --               273,417
                                                                    ------------        ------------          ------------
         Net cash used in investing activities                                --                  --            (4,182,008)
                                                                    ------------        ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from affiliates                                                 --                  --                39,960
     Issuance of common stock                                                 --                  --             6,774,027
     Increase in treasury stock                                               --                  --               (22,280)
     Increase in notes payable                                                --                  --             2,862,760
     Sale leaseback proceeds, net of certificate of deposit
         ($550,000); loan fees ($30,000)                                      --                  --               180,000
     Payments of principal on notes payable and
         capital lease obligations                                            --                  --            (1,882,780)
     Deferred loan costs                                                      --                  --               (55,556)
     Royalty fees received in advance                                         --                  --               315,000
     Settlement of capital lease                                              --                  --              (163,199)
     Issuance of preferred stock                                              --                  --               349,999
     Research and development liability                                  856,074             498,370             1,515,102
                                                                    ------------        ------------          ------------
         Net cash provided by financing activities                       856,074             498,370             9,913,033
                                                                    ------------        ------------          ------------

INCREASE (DECREASE) IN CASH                                                   --                  --                    --

CASH, at beginning of period                                                  --                  --                    --
                                                                    ------------        ------------          ------------

CASH, at end of period                                              $         --        $         --          $         --
                                                                    ============        ============          ============


                                  See accompanying notes to these financial statements.


                                                          F-10

                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                                                        OCTOBER 7, 1983
                                                                           FOR THE YEARS ENDED            (INCEPTION)
                                                                                JUNE 30,                    THROUGH
                                                                       --------------------------           JUNE 30,
                                                                          1996             1995              1996
                                                                       ---------        ---------         ----------
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
             Cash paid for:
                 Interest                                              $       -        $       -         $        -
                                                                       =========        =========         ==========

                 Taxes                                                 $       -        $       -         $        -
                                                                       =========        =========         ==========

     PROPERTY AND EQUIPMENT THROUGH
              CAPITAL LEASES                                           $       -        $       -         $1,332,376
                                                                       =========        =========         ==========

     ASSETS ACQUIRED FOR LIABILITIES ASSUMED IN
              PURCHASE OF VIDEO VIEW, INC.                             $       -        $       -         $  297,130
                                                                       =========        =========         ==========

     ACQUISITION OF CERTAIN ASSETS (INCLUDING
              PATENTS) FOR COMMON STOCK AND ASSUMPTION OF
              LIABILITIES                                              $       -        $       -         $  200,000
                                                                       =========        =========         ==========

     SETTLEMENT OF TRADE PAYABLES AND ACCRUED
              SALARIES THROUGH ISSUANCE OF COMMON STOCK                $       -        $   9,300         $  599,803
                                                                       =========        =========         ==========

-------------


See Note 4 for issuances of common stock for services, accrued expenses and accounts payable, licensing agreements and technology.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

     Operations - Advance Display Technologies, Inc. (ADTI or the Company) business activity is to develop and manufacture full color video display systems. Originally, the system was to use a light valve projector currently available for other suitable alternatives to project high intensity images through optic fibers to a fiber optic screen. During 1994, the management of ADTI explored new technology which integrates a solid state light source with its existing fiber optic screen to create a concept of the combined technologies. The Company completed an engineering proof of concept for the combined technologies. However, due to the recent advancement of projector technologies and the cost associated with the integration technology, the Company delayed further development on the light source technology indefinitely pending additional funding. The Company plans to use projectors currently available for use with its patented screen technology.

     During the year ended June 30, 1994, the Company became a general partner in a limited partnership known as Display Optics Ltd. (DOL) to continue developing the video display technology of the Company. DOL now owns the patents and technology as contributed by the Company for its interest in DOL. The Company accounts for its relationship with DOL as a research and development partnership (see Note 6 for further discussion). The Company conducts substantially all of its business through the partnership.

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and developing the technology. Its proposed operations, currently through DOL, are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred substantial losses since inception and has no liquid assets. As further discussed in Note 5, certain of these patents and technology are the security interest on a debenture payable currently believed to be owed by a major stockholder (ACGC) of the Company. The debenture and the underlying note are currently in default. In December 1995, the security interest and the underlying note were purchased by the managing general partner, Display Group, LLC of DOL who brought action against ACGC under the default provisions of the note and has won temporary ownership rights, pending final judgement, in approximately 1,400,000 shares of the Company's stock held by ACGC. The Company's investment in DOL is its only asset. The Company has also received notice from the State of Colorado alleging past due sales tax and related accrued interest totaling approximately $174,000. Based on prior discussions with state personnel, the Company has accrued the amount it believes it will ultimately pay. However, there can be no assurance as to the ultimate amount of any settlement with the State of Colorado. These issues raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon, among other things, its ability to: perfect DOL's interest in the technology and develop DOL's technology into a commercially viable product; successfully assist DOL to market the product; obtain additional sources of funding through outside financing or equity investments; and achieve and maintain profitable operations.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Impact  of  Recently  Issued  Accounting  Standards  - In March  1995,  the
     Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements assuming it is successful in completing development of its technology, whereby its investment in DOL becomes fully realizable.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

     Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the respective assets. Depreciation expense for the years ended June 30, 1996 and June 30, 1995 was $-0- and $10,883, respectively.

     Investment - The investment in DOL is stated at the Company's original cost basis in the underlying patents and technology which was contributed to DOL (less related amortization of the patents and technology). The patents and technology are being amortized through 2004.

     Research and Development - Research and development costs for new products or product improvements are charged to expense as incurred.

     Royalty Fees and Miscellaneous Income - In 1988, the Company received royalty fees from an entity for license rights to certain of the Company's patents and technology. The royalty fee was recorded as deferred revenue and amortized through 1994. During 1995, the patents and technology that related to these royalty fees were determined to need additional development. The Company believes the entity is no longer pursuing the development and manufacture of the licensed technology, thereby eliminating any future obligation of the Company. As a result, the Company realized the remaining deferred revenue of $167,342 as royalty revenues in fiscal 1995.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Income Taxes - Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates which will be in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Net Loss Per Common Share - Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding preferred stock, stock options and warrants were not considered in the loss per common share computation since their inclusion would be anti-dilutive.

     Reclassifications - Certain reclassifications have been made to conform the cumulative to date financial statements to the presentation in 1995 and 1996. The reclassifications had no effect on net loss.


2. PROPERTY AND EQUIPMENT:
   -----------------------

     Property and equipment consist of the following at June 30, 1996:


       Equipment                                                    $121,859
       Office furniture                                                2,344

       Less accumulated depreciation and amortization               (124,203)
                                                                    --------

          Property and equipment, net                               $      -
                                                                    ========


3. INCOME TAXES:
   -------------

     Long-term deferred tax assets are comprised of the following at June 30, 1996:


       Deferred liability, net book basis in
         acquired technology                                     $   (6,000)
         in excess of net tax basis
       Net operating loss carryforward                            5,320,000
                                                                 ----------
       Net deferred tax asset                                     5,314,000

       Less valuation allowance                                  (5,314,000)
                                                                 ----------

                                                                 $        -
                                                                 ==========

     The Company's valuation allowance increased $837,000 from June 30, 1995 to June 30, 1996 primarily due to the increase in the Company's net operating loss carryforward.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     The Company has accumulated net operating loss carryforwards of approximately $14,000,000 for income tax purposes as of June 30, 1996 subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2011 if not utilized sooner.


4. STOCKHOLDERS' DEFICIT:
   ---------------------

     Key Employee Stock Option Plan - In 1984, the Company approved a stock option plan for key employees. Options covering 89,220 shares of common stock are available for grant under the Plan. Options are granted at fair market value (110% of fair market value for 10% stockholders). No option can have a term in excess of ten years (five years in the case of 10% stockholders). The Board of Directors determine the terms, conditions, and restrictions on grants of options. Incentive options are non-transferrable and terminate within three months of the optionee's termination of employment, unless employment is terminated for cause in which case the option terminates immediately. In 1986, this Plan was amended to provide for stock bonuses, discount stock, stock appreciation rights and certain forms of financial assistance grants and the Plan expires in 1996. At June 30, 1996, there were no options outstanding under this plan.

     Employee Stock  Purchase Plan - In 1986,  the Company  approved an Employee
     Stock Purchase Plan. Options covering 20,000 shares of common stock are available under the Plan. The option price shall be the lesser of (i) 85% of the fair market value of the Company's common stock at date of grant or
     (ii) 85% of the fair market value on the date of exercise. The option exercise period cannot exceed 5 years from the date of grant. These options are non-transferrable and terminate within three months of the optionee's termination of employment. At June 30, 1996, there were no options outstanding under this plan.

     Non-Employee Incentive Plan - Also in 1986, the Company approved a Non-Employee Incentive Plan. Options covering 20,000 shares of common stock are available under the Plan. The options are granted at fair market value. No option can have a term in excess of ten years and is non-transferrable. At June 30, 1996, there were no options outstanding under this plan.

     Non-Qualified Options - The Non-Qualified Options Plan has similar terms as the Non-Employee Incentive Plan. In January 1995, the Company granted 60,000 options to employees for $.25 per common share which expire in the year 2000. At June 30, 1996, there were options to purchase 61,500 shares outstanding which expire in the years 1999 through 2000, and are exercisable at $.25 to $10 per share.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Non-Qualified Incentive Stock Option Plan - In 1990, the Company's Board of Directors adopted a Non-Qualified Incentive Stock Option Plan (NQI Plan) and reserved 100,000 shares of the Company's common stock for issuance under this plan. Under the NQI Plan the Company can grant stock options, stock, stock appreciation rights and related benefits such as loans, tax benefits, surrender and other rights (each of which is referred to as an "Award"). Eligibility to receive Awards under the NQI Plan is limited to individuals who render services which tend to contribute materially to the success of the Company or which may reasonably be anticipated to contribute materially to the future success of the Company or its subsidiaries. No option granted under the NQI Plan shall have a term in excess of ten years from the grant date.

     In 1990, the Company granted an aggregate of 65,000 options to purchase shares of the Company's common stock at an exercise price of $3.50 per share. These options have not been exercised and expire in the year 2000.

     Common Stock Transactions - Since inception, the Company has had a 2.974 to 1 stock split, a 1 for 5 reverse stock split and 1 for 10 reverse stock split. Accordingly, all common shares, options and warrants including related prices reflected in the financial statements and the accompanying notes were restated based on the stock split and reverse stock splits.

     Preferred Stock - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares. As of June 30, 1996, 2,991,474 shares have been designated and issued as described below.

     The Company has authorized 1,000,000 shares of Series A preferred stock of which a Certificate of Designation of Preferences for 400,000 shares has been filed with the Colorado Secretary of State in connection with a previous transaction. Due to a dispute with the other party to the transaction, the Company does not intend to issue these shares. In the event these shares are issued, they would be convertible into 8,000 shares of common stock.

     During the period ended June 30, 1994, the Company issued 2,991,474 shares of its non-cumulative Series B preferred stock to individuals for consideration of $.117 per share. Each share of Series B preferred stock is entitled to one-fifth of one vote on matters on which the holders of shares of common stock are entitled and one full vote on matters which the preferred stock are alone entitled to vote. Each share of Series B preferred stock can be converted into common stock at the ratio of one share of common stock for each share of Series B preferred stock.


5. TECHNOLOGY TRANSFERS AND RELATED CONTINGENCIES:
   -----------------------------------------------

     During 1990, the Company surrendered its patents and related technology for relief of debt to an entity (CPI). In May 1991, the Company reacquired its patents and technology from ACGC for 1,400,000 shares of the Company's common stock. The Company has valued the reacquired patents and technology

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     at approximately the book basis of the technology and patents when surrendered in 1990, considering impairment of certain intangibles upon reacquisition (see Note 6). The patents and technology were subject to a security interest in favor of a commercial lender and ACGC. The assets of the commercial lender were subsequently acquired by the Resolution-Trust Corporation (RTC) as receiver, resulting in the RTC maintaining the security interest in these patents and technology together with the note and debenture, which the technology secured. Management does not believe any action was ever commenced to foreclose or otherwise enforce the security interest. In December 1995, a general partner (managing partner) of DOL acquired from the RTC for $225,000, the security interest in these patents and technology and the debenture and underlying note. The patents and technology continue to serve as collateral to the debenture believed to be currently due from ACGC and other parties in the principal amount of $2,175,000, which note and debenture are in default. During fiscal 1996, the managing partner in DOL brought action against ACGC and other parties under the default provisions of the note and has won temporary ownership rights pending final judgement in approximately 1,400,000 shares of the Company's stock held by ACGC to partially offset the debt owed to the managing partner.

     In an effort to determine status of the security interest and potential claims against the Company, management has conducted extensive investigation into the chain of title of its technology between 1990 and the present. Due to the fact that the Company did not own the technology during this entire time period, it has been difficult to locate and evaluate all documents which potentially affect the Company's interest in this technology. The Company believes many of the documents were prepared by third parties without the assistance of legal counsel. As a result, the Company's rights and obligations are often difficult to unequivocally evaluate. However, as previously discussed, the Company believes a security interest is still outstanding, but that the Company is not obligated on any of the underlying debt. As a result, no liability has been recorded in the financial statements. Also, the financial statements do not reflect any adjustments to the Company's investment in DOL, that would occur if the patents and technology were forfeited to a security interest holder.

     The Company has been advised of a claim by ACGC. The claim alleges that the Company entered into an agreement to purchase from ACGC approximately 1,250,000 shares of the Company's common stock, which represents the shares currently owned by ACGC. This is for an unspecified amount. Management believes that the Managing Partner only entered into exploratory discussion with ACGC which has never resulted in an obligation of the Company. The Company believes the claim is without merit, intends to vigorously contest it, and is pursuing counter claims against ACGC.

     In 1984, the Company acquired the rights to a certain patent and agreed to pay the original patent holder 2% of the Company's net income (as defined).


6. INVESTMENT IN DOL:
   ------------------

     In December 1993, the Company and other individual investors formed DOL, a Limited Partnership, to further develop the fiber optic video technology of the Company. To accomplish this, the Company transferred its interests in its patents and related technology along with a Licensing Agreement to DOL in exchange for an interest in the partnership. The Company is a General Partner of DOL. For financial reporting purposes, DOL is considered as a research and development partnership. As a result, all expenses incurred by

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     DOL have been  recorded as an expense of the  Company,  with funding by the
     limited  partners  and  outside   entities   recorded  as  a  research  and
     development liability.

     DOL's summarized financial information is as follows:

                                                           JUNE 30,
                                                 ----------------------------
                                                    1996              1995
                                                 -----------       ----------

     Current assets                              $    17,331       $   33,000
                                                 ===========       ==========
     Total assets                                $   437,107       $  496,000
                                                 ===========       ==========
     Current and total liabilities*              $ 1,499,337       $  647,000
                                                 ===========       ==========
     Partners' capital (deficit)                 $(1,062,230)      $ (151,000)
                                                 ===========       ==========
     Revenues                                    $         -       $        -
                                                 ===========       ==========
     Net (loss)                                  $  (913,082)      $ (555,000)
                                                 ===========       ==========
-----------
* Included in liabilities are amounts due the Company of $203,000 and $267,000 at June 30, 1996 and 1995, respectively. This amount is offset against the research and development liability recorded in the Company's financial statements.

     The Partnership allows for the limited partners to receive 99% of all distributions of available net cash flow until each partner has received, on a cumulative basis, an amount equal to approximately 150% of their
     contributions.   The  Company  will   receive  99%  of  all   distributions
     thereafter.

     The Partnership allows for three classes of limited partners: Class A, Class B, and Class C. The Partnership authorized six Class A Units, 100 Class B Units and 395 Class C Units. The purchase price for each Class A Unit is $8,333 in cash. The purchase price for each Class B and Class C Unit is $10,000 in cash per Unit at the time of subscription or may be financed by a one-half payment at the time of subscription, with the remaining payment to be made in one installment one year from date of subscription. As of June 30, 1996, six Class A units and no Class B or C units have been purchased.

     The Limited Partners shall have the right to convert fully paid Units into common stock of the Company on the following basis:

     o Class A Limited Partners: 8,333 shares of common stock per Unit; conversion price $1.00
     o Class B Limited Partners: 76,045 shares of common stock per Unit; conversion price $.1315
     o Class C Limited Partners: 2,000 shares of common stock per Unit; conversion price $5.00

     Such Units may be converted by the Limited Partners with the written approval of the Company.

     In addition to the purchase of Class A units, loans were made to DOL by certain investors, including the managing partner, Display Group, LLC, which are convertible to Class B units, such Class B units convertible into common stock of the Company. At June 30, 1996, DOL had received loans totaling $963,000 which are convertible into 96.34 Class B units and ultimately convertible into

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     7,326,365 shares of common stock of the Company. At January 31, 1997, DOL had received loans totaling $1,552,000 (unaudited) which are convertible into 155.28 Class B units and ultimately convertible into 11,808,617 shares of common stock of the Company.

     Certain investors also made loans to the managing partner for the purpose of acquiring the security interest in the technology which was transferred to DOL and for other administrative costs. These loans are also convertible into Class B units of DOL and ultimately convertible into shares of common stock of the Company. As of June 30, 1996, additional loans to Display Group totaled $283,000, which were convertible into 28.26 Class B units and ultimately convertible into 2,149,084 shares of common stock of the Company. As of January 31, 1997, these additional loans totaled $292,000 (unaudited) which are convertible into 29.21 Class B units and ultimately convertible into 2,221,328 shares of the common stock of the Company.