Form 10QSB/A
period 1995-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-05-20
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Amended
                                 Form 10-QSB/A-1
(Mark One)

   [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1995

   [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                      --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                 COLORADO                             84-0969445
          -----------------------                ---------------------
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

As of December 31, 1995, 3,834,055 common shares, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                          YES                  NO    X
                              -----                -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 1995.

Note 2.

     The consolidated financial statements include the accounts of Video View, Inc., a subsidiary which the Company owns 100 percent of the voting stock. Video View, Inc. has been inactive since 1991.

Note 3.

     In December 1993, the Company organized a limited partnership, Display Optics, Ltd. (the "Partnership" or "DOL"), to obtain capital to continue development of the fiber optic video technology and other related screen technology. The Company acts as a general partner and the Partnership is managed by Display Group, LLC. The Company conducts substantially all of its business through the Partnership. The Company accounts for its relationship with DOL as a research and development partnership which requires the Company to record certain expenses incurred by DOL as expenses of the Company and a liability to the investors.

Note 4.

     The Company has restated net loss for the quarter and six months ended December 31, 1994, deficit accumulated during the development stage, investment in DOL, common stock and additional paid-in capital as a result of certain transactions and adjustments described in the notes to the financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------

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

     In February 1995, the Partnership agreed to borrow $275,000 from the managing partner and secured by the assets of the Partnership, for working capital. In conjunction with the loans the Company entered into certain agreements with the investors. At December 31, 1995, the Partnership had borrowed $273,127 under the agreement and had additional borrowings of approximately $312,250 from the managing partner and affiliates. The loans are convertible to partnership units which may then be converted into common shares of the Company.

     The patents and technology formerly owned by the Company and transferred to the Partnership in connection with the initial capitalization are subject to a security interest in favor of a commercial lender and another entity. Management believes that a security interest arose while the patents and technology were owned by the third party. The assets of the commercial lender were subsequently acquired by the Resolution Trust Corporation (RTC) as receiver, resulting in the RTC maintaining the security interest in these patents and technology together with the debt which the technology secured. Management does not believe any action was ever commenced to foreclose or otherwise enforce the security interest. In December, 1995, the managing partner of the Partnership acquired the security interest in these patents and technology as collateral for a debenture securing the underlying note which was also acquired from the RTC. The Company believes such security interest will ultimately be contributed to the Partnership for additional consideration. The patents and technology continued to serve as collateral to the debenture in the principal amount of $2,175,000, which debenture and underlying note were in default.

     The Company has restated net loss for the quarter and six months ended December 31, 1994, deficit accumulated during the development stage, investment in the DOL, common stock and additional paid-in capital as a result of certain transactions and adjustments described in the notes to the financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.


Results of Operations
---------------------

     For the quarter and six months ended December 31, 1995, the Company reported net loss of $223,810 and $401,346, respectively, as compared to net loss of $125,667 and $284,781, respectively, for the same fiscal periods of 1994. There were no sales of the Company's products to report for the fiscal periods of either year. Management believes the lack of sales of products has been attributed to the inadequacies or cost inefficiencies of projection systems. In addition, the Company's abilities to adequately develop and market its products has been severely limited over the past several years due to the lack of adequate operating capital. As a result of the formation of the Partnership, significant engineering developments have been accomplished which the Company believes will substantially improve the projection aspect of the system, as well as refine the fiber optic screen and other display screen technologies. The Company hopes that additional capital will be raised from the sale of partnership units for continued development and aggressive marketing of its products through the Partnership.

     The increase in net loss for the quarter and six months ended December 31, 1995 from the same periods of the prior fiscal year is primarily due to an increase in R&D and G&A expenses partially offset by a reduction in interest income and royalty fees. R&D expenses for the quarter and six months ended increased by $50,972 and $28,486, respectively, from 1994 to 1995, for continued development of the Company's products and the addition of one employee. G&A expenses for the quarter and six months ended increased by $41,756 and $76,234, respectively, relating primarily to: 1) increased interest expense on outstanding debt, 2) increased rent and utilities for additional space, 3) increased salaries, consulting, accounting and legal expenses for day to day operations, completing the Company's filings required by regulatory agencies and preserving and protecting the Company's technology. The Company reported a reduction in royalty revenues and interest income for the quarter and six months ended December 31, 1995 from the same periods of the prior fiscal year of $4,429 and $8,859, respectively, and $986 and $2,986, respectively. The Company continued development of its technologies through the partnership during the first fiscal quarter of 1996. Approximately $89,000 and $148,000 was expended by the partnership on research and development during the quarter and six months, respectively.

     Management of the Company is presently unable to predict with any degree of certainty when, if ever, the Company might obtain revenues from the commercial sale of products through the Partnership. Such revenue is dependent upon continued refinement of the display screen technologies and raising additional working capital. The Partnership hopes to finalize the prototype and begin to manufacturing the product for sale, initially to the large display screen markets, in 1996.


Liquidity and Capital Resources
-------------------------------

     The Company has been totally dependent on the ability of the Partnership to obtain capital to fund operations for nearly two years and expects to continue to be in the foreseeable future. At September 30, 1995, the Company reported negative net worth of $458,068 and negative working capital of $124,376.
Additional capital will be required for administrative expenses, continued development of the product, including completion of a prototype, manufacturing start up costs and marketing the product. The Partnership hopes to obtain additional capital from the sale of Partnership units under the Partnership Agreement or additional loans from the managing partner or limited partners. Management of the Company believes the partners continued willingness to fund the Partnership is dependent upon acceptance of: completed prototype stages; continued development schedules; a marketing plan; and, other factors.

     The Company's continued existence is dependent upon its ability to: perfect the Partnership's interest in the technology and develop the technology into a commercially viable product; successfully assist the Partnership to market the product; obtain additional sources of funding through outside financing or equity investments; and achieve and maintain profitable operations. The Company's efforts will continue to be focused on further development of the projection system and screen, and on raising additional capital. Although management believes it will be able to achieve these objectives, there can be no assurance that the Company of the Partnership will be able to obtain additional capital or sell its products on terms and conditions satisfactory to the Company and the Partnership.

     In conjunction with formation of the Partnership, the Company sold an aggregate of 2,991,474 shares of Series B preferred stock. Qualified investors executed an agreement to acquire the Series B preferred stock for aggregate consideration of $350,000, or $.117 per share. As of December 31, 1995, all amounts due the Company under the Agreement had been received. Proceeds from the issuance of the Series B preferred stock were advanced to and disbursed by the Partnership. These funds have been used for organizational and administrative costs of the Partnership, preparation and filing of the Company's annual and quarterly reports and other general and administrative expenses of the Company, and on continued research and development of the fiber optic screen, projection and other related display screen technologies. Amounts paid by the Partnership for Company expenses reduce advances due the Company by the Partnership. At December 31, 1995, the balance of advances due the Company by the Partnership was approximately $228,000. For financial reporting purposes, the advances due the Company by the Partnership are offset by the liability due the Partnership under the research and development arrangement.

     Cash flows from financing activities for the quarters and six months ended December 31, 1995 and 1994 consisted entirely of the increase in the research and development liability of $189,487 and $334,047, respectively, for 1995 and $103,584 and $242,075, respectively, for 1994. Total cash flows from financing activities for both 1995 and 1994 were used completely for operating activities.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                               (Registrant)



Date: May 19, 1997                                           /S/ Darrell D. Avey
------------------                            ----------------------------------
                                                                 Darrell D. Avey
                                                           Chairman of the Board
                                                             Corporate Secretary
                                                  Acting Chief Financial Officer