Form 10QSB
period 1996-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-05-20
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

  [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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


                1251 South Huron, Unit C, Denver, Colorado 80223
                ------------------------------------------------
                (Address of principle executive offices) (Zip Code)


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

As of September 30, 1996, 3,834,055 common shares, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                            YES                  NO   X
                                 -----              -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                       Page
                                                                       ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets -
              September 30, 1996 and June 30,1996..................       3

             Consolidated  Statements of Operations -
              Three months ended September 30, 1996 and
              September 30, 1995 and for the period from
              October 7, 1983, inception, to September 30, 1996.....      4

             Consolidated Statements of Cash Flows -
              Three months September 30, 1996 and
              September 30, 1995 and for the period from
              October 7, 1983, inception, to September 30, 1996.....    5-6

             Notes to Consolidated Financial Statements.............      7

Item 2.  Managements' Discussion and Analysis of
             Results of Operations and Financial Condition..........   8-10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................     11

Item 2.  Changes in Securities......................................     11

Item 3.  Defaults on Senior Securities..............................     11

Item 4.  Submission of Matters to a Vote of Security Holders........     11

Item 5.  Other Information..........................................     11

Item 6.  Exhibits and Reports on Form 8-K...........................     11

         Signatures.................................................     12

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                               September 30,     June 30,
                                                   1996            1996
                                               ------------    -----------
                                     ASSETS


Property, and Equipment                        $    124,203    $    124,203
   Less:  Accumulated depreciation                 (124,203)       (124,203)
                                               ------------    ------------
      Net Property and Equipment                       --              --
                                               ------------    ------------

Investment in DOL                                   389,556         403,619
                                               ------------    ------------

      Total Assets                             $    389,556    $    403,619
                                               ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued expenses                            $     92,748    $     92,748
   Due to affiliated parties                         32,324          32,324
                                               ------------    ------------
      Total Current Liabilities                     125,072         125,072

Research and Development Liability                1,614,330       1,311,914
                                               ------------    ------------
      Total Liabilities                           1,739,402       1,436,986

Shareholders' Equity:
   Preferred stock, $.001 par value                   2,991           2,991
   Common stock, $.001 par value                      3,834           3,834
   Additional paid-in capital                    11,450,062      11,450,062
   Accumulated deficit                          (12,806,733)    (12,490,254)
                                               ------------    ------------
      Total Shareholders' Equity                 (1,349,846)     (1,033,367)
                                               ------------    ------------
      Total Liabilities and
       Shareholders' Equity                    $    389,556    $    403,619
                                               ============    ============


                (See accompanying notes to financial statements)

                                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                      October 7, 1983
                                                         September 30,                      (Inception) through
                                             -------------------------------------             September 30,
                                                 1996                    1995                       1996
                                             ------------             ------------             ------------
Revenue:
 Licensing and exclusivity fees              $       --               $       --               $  2,500,000
 Royalty fees                                        --                       --                    320,047
 Product and equipment sales                         --                       --                  1,243,935
 Consulting                                          --                       --                     60,000
 Other                                               --                       --                  1,037,971
                                             ------------             ------------             ------------
      Total Revenue                                  --                       --                  5,161,953

Costs and Expenses:
   Cost of Goods Sold                                --                       --                  1,004,614
   Marketing                                         --                       --                    741,463
   Research and development                        62,091                   58,289                3,819,936
   General and administrative                     257,067                  122,990               11,693,246
                                             ------------             ------------             ------------
      Total Expenses                              319,158                  181,279               17,259,259
                                             ------------             ------------             ------------
Operating (Loss)                                 (319,158)                (181,279)             (12,097,306)

Other Income (Expenses):
   Other income                                      --                       --                    696,799
   Interest income                                  2,679                    3,743                  296,146
   Loss on assets disposed                           --                       --                 (1,002,838)
   Interest expense                                  --                       --                   (699,534)
                                             ------------             ------------             ------------
      Total Other Income (Expense)                  2,679                    3,743                 (709,427)
                                             ------------             ------------             ------------

   Net Loss                                  $   (316,479)            $   (177,536)            $(12,806,733)
                                             ============             ============             ============


Net Loss per Common Share                    $      ( .08)            $      ( .05)
                                             ============             ============

Weighted Average Number of Common
   Shares Outstanding                           3,834,055                3,834,055
                                             ============             ============


                          (See accompanying notes to financial statements)

                                                 4

                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended                     October 7, 1983
                                                            September 30                      (Inception) through
                                                 -------------------------------------           September 30,
                                                     1996                    1995                    1996
                                                 ------------             ------------           ------------

Cash Flows from Operating Activities:
   Net loss                                      $   (316,479)           $   (177,536)           $(12,806,733)
   Adjustments to reconcile net loss
    to net cash (used in)
    operating activities:
     Depreciation and amortization                     14,063                  14,063               3,266,217
     Deferred revenue                                    --                      --                  (315,004)
     Stock issued for services                           --                      --                 2,133,727
     Loss on disposal of assets                          --                      --                 1,002,838
     (Increase) decrease in:
       Due from affiliates and other                      836                  18,913                (224,182)
     Increase (decrease) in:
       Accounts payable                                  --                      --                   349,811
       Accrued expenses                                  --                      --                   568,360
       Due to officers, stockholders
        and affiliated parties                           --                      --                    (7,639)
                                                 ------------            ------------            ------------
      Net cash used in
        operating activities                         (301,580)               (144,560)             (6,032,605)
                                                 ------------            ------------            ------------

Cash Flows from Investing Activities:
   Additions to property and equipment                   --                      --                (3,692,226)
   Other assets                                          --                      --                  (677,675)
   Acquisition of subsidiary                             --                      --                   (85,524)
   Cash from disposal of assets                          --                      --                   273,417
                                                 ------------            ------------            ------------
     Net Cash used in
         investing activities                            --                      --                (4,182,008)
                                                 ------------            ------------            ------------

 Cash Flows from Financing Activities:
   Proceeds from affiliates                              --                      --                    39,960
   Issuance of common stock                              --                      --                 6,774,027
   Increase in treasury stock                            --                      --                   (22,280)
   Increase in notes payable                             --                      --                 2,862,760
   Sale leaseback proceeds,
      net of certificate
      of deposit ($550,000),
      loan fees ($30,000)                                --                      --                   180,000
   Payments of principal on
      notes payable and capital
      lease obligations                                  --                      --                (1,882,780)
   Deferred loan costs                                   --                      --                   (55,556)
   Royalty fees received in advance                      --                      --                   315,000
   Settlement of capital lease                           --                      --                  (163,199)
   Issuance of preferred stock                           --                      --                   349,999
   Research and development liability                 301,580                 144,560               1,816,682
                                                 ------------            ------------            ------------
    Net Cash provided by
      financing activities                            301,580                 144,560              10,214,613
                                                 ------------            ------------            ------------


                                     (See accompanying notes to financial statements)
                                                        (Continued)


                                                             5

                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Continued)

                                                                   Three Months Ended                 October 7, 1983
                                                                      September 30,                 (Inception) through
                                                            ---------------------------------          September 30,
                                                                1996                 1995                  1996
                                                            ------------          ------------          ----------

Increase (decrease) in cash                                          --                    --                 --
Cash and cash equivalents
   at beginning of period                                            --                    --                 --
                                                            -------------         -------------         ----------
Cash and cash equivalents at end
   of period                                                $        --           $        --           $     --
                                                            =============         =============         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for:
   Interest                                                 $        --           $        --           $  718,515
                                                            =============         =============         ==========
   Taxes                                                    $        --           $        --           $     --
                                                            =============         =============         ==========
Property and equipment through
   capital leases                                           $        --           $        --           $1,332,376
                                                            =============         =============         ==========

Assets acquired for liabilities assumed in
   purchase of Video View, Inc.                             $        --           $        --           $  297,130
                                                            =============         =============         ==========

Acquisition of certain assets (including
   patents) for common stock and
   assumption of liabilities                                $        --           $        --           $  200,000
                                                            =============         =============         ==========

Settlement of trade payables and accrued
   salaries through issuance of common
   stock                                                    $        --           $        --           $  599,803
                                                            =============         =============         ==========


                                         (See accompanying notes to financial statements)

                                                                 6

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 1996, as the notes to these interim financial statements omit certain information required for complete financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------

General
-------

     During December 1993, Advance Display Technologies, Inc. ("ADTI") and other individual investors organized a limited partnership, Display Optics, Ltd. (the "Partnership"), to obtain capital and to continue development of the fiber optic and other related video technology. ADTI acts as a general partner and the Partnership is managed by Display Group, LLC (the "Managing General Partner"). ADTI conducts substantially all of its business through the Partnership. Accordingly, all references to "the Company" and its operations since December 1993 in this report refer to the Partnership unless specifically stated otherwise.

     Following the organization of the Partnership the Company was able to increase its research and development efforts on the product as well as administrative activities, including raising additional capital, developing and demonstrating the technology and taking steps necessary to preserve and protect the technology. Based on an analysis of the Partnership Agreement and generally accepted accounting principles, the transaction is being recorded as a research and development arrangement which requires ADTI to record the expenses incurred by the Partnership as a liability.

Results of Operations
---------------------

     For the fiscal quarter ended September 30, 1996, ADTI and the Partnership reported net loss of ($316,479) as compared to ($177,536) for the same fiscal period of 1995. There were no sales of the Company's products during either period. Management believes the lack of sales of products has been attributable to the inadequacies or cost inefficiencies of projection systems. In addition, the Company's abilities to adequately develop and market its products has been severely limited over the past several years due to the lack of adequate operating capital. The Company seeks to raise additional capital for continued development and marketing of its products.

     During 1996, projection technology took a major leap in terms of brightness and resolution capabilities. At the same time, prices of projectors have gone down and continue to decline. This enabled the Company to sell one screen, subsequent to the end of the fiscal quarter. The Company manufactured the screen internally and installed the 9' x 12' fiber optic screen at the National Western Event Center in Denver, Colorado in January 1997. This installation represents the first sale of the Company's product since the late 1980's. The Company plans to use this installation for continued marketing of its products.

     ADTI reported general and administrative expenses of $257,067 and $122,990 for the quarters ended September 30, 1996 and 1995, respectively. The increase in 1996 from amounts reported in 1995 was due to several factors: 1) increased interest expense on outstanding debt of approximately $18,500, 2) an increase in salaries and related expenses of approximately $14,100, 3) an increase in legal and professional fees of approximately $89,500 due to administrative issues of the Partnership, ongoing litigation and auditing fees. ADTI reported research and development expenses of $62,091 and $58,289 for the fiscal quarters ended September 30, 1996 and 1995, respectively. The Company continued development on projection technologies during the first quarter of fiscal 1997.


     Interest income decreased from $3,743 for the fiscal quarter ended September 30, 1995 to $2,679 for the same fiscal period of 1996 due to the reduction of the amount due ADTI from the Partnership. Amounts receivable for funds previously advanced from ADTI to the Partnership are reduced as debts of ADTI are accrued and ultimately paid by the Partnership. At September 30, 1996, the balance due ADTI by the Partnership was approximately $202,350, including interest.


Liquidity and Capital Resources
-------------------------------

     ADTI has been totally dependent on the ability of the Partnership to obtain capital to fund operations for more than three years and expects to continue to be dependent, in total or in part, for the foreseeable future. During the fiscal quarter ended September 30, 1996, the Company was funded entirely by the issuance of convertible debt. Borrowings of the Company totaled $1,670,046 at March 31, 1997.

     At September 30, 1996, ADTI reported negative net worth of $1,349,846 and negative working capital of $125,072. The Company will require additional capital for administrative expenses, continued development of the product, manufacturing start up costs and marketing the product. The Company hopes to obtain additional funding to support working capital requirements. Management anticipates continuing to manufacture the product for sale, initially to the large display screen markets, in 1997. Management believes that the Company's continued existence is dependent upon its ability to: 1) successfully market the product; 2) obtain additional sources of funding through outside financing or equity investments; and 3) achieve and maintain profitable operations. Although Management believes it will be able to achieve these objectives, there can be no assurance that the Company will be able to obtain additional capital or sell its products on terms and conditions satisfactory to the Company.

     Due to significant costs associated with development and marketing of the Company's technology, ADTI and the Company have experienced a continuing need for working capital since inception. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. To alleviate this situation, ADTI formed the Partnership in fiscal 1994 to obtain capital to continue development of its technology. (See General, above)


     ADTI reported a working capital deficit position at September 30, 1996 and September 30, 1995. ADTI's sole asset at September 30, 1996 and September 30, 1995 was its investment in the Partnership. Therefor, the working capital deficit position at September 30, 1996 and September 30, 1995 was the amount of the current liabilities reported of $125,072 and 124,376, respectively.

     Cash flows from financing activities for the fiscal quarters ended September 30, 1996 and 1995 consisted entirely of the increase in the research and development liability of $305,180 and $144,560, respectively. Total cash flows from financing activities for both 1996 and 1995 were used completely for operating activities.

     The Company's efforts will continue to be focused on further development of the projection system and screen, and on raising additional capital through debt or equity investments. There can be no assurances that the Company will be successful obtaining additional capital needed to sustain operations.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

None.

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.
---------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (Registrant)



Date: May 19, 1997                                           /S/ Darrell D. Avey
      -----------                             ----------------------------------
                                                                 Darrell D. Avey
                                                           Chairman of the Board
                                                             Corporate Secretary
                                                  Acting Chief Financial Officer