Form 10QSB
period 1996-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-05-20
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

  [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1996

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

As of December 31, 1996, 3,834,055 common shares, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                         YES                    NO    X
                              -----                 -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX

                                                                        Page
                                                                        ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets -
              December 31, 1996 and June 30,1996....................      3

             Consolidated  Statements of Operations -
              Three months and six months
              ended  December  31, 1996 and December 31, 1995
              and for the period from October 7, 1983,
              inception, to December 31, 1996.......................      4

             Consolidated  Statements  of Cash Flows
              Three months and six months ended December 31, 1996
              and December 31, 1995 and for the period from
              October 7, 1983, inception, to December 31, 1996......    5-6

             Notes to Consolidated Financial Statements.............      7

Item 2.  Managements' Discussion and Analysis of
          Results of Operations and Financial Condition.............   8-10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................     11

Item 2.  Changes in Securities......................................     11

Item 3.  Defaults on Senior Securities..............................     11

Item 4.  Submission of Matters to a Vote of
           Security Holders.........................................     11

Item 5.  Other Information..........................................     11

Item 6.  Exhibits and Reports on Form 8-K...........................     11

         Signatures.................................................     12

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                           December 31,      June 30,
                                               1996            1996
                                           ------------    ------------

                                     ASSETS


Property, and Equipment                    $    124,203    $    124,203
   Less:  Accumulated depreciation             (124,203)       (124,203)
                                           ------------    ------------
      Net Property and Equipment                   --              --
                                           ------------    ------------

Investment in DOL                               375,494         403,619
                                           ------------    ------------

      Total Assets                         $    375,494    $    403,619
                                           ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued expenses                        $     92,748    $     92,748
   Due to affiliated parties                     32,324          32,324
                                           ------------    ------------
      Total Current Liabilities                 125,072         125,072

Research and Development Liability            1,853,811       1,311,914

      Total Liabilities                       1,978,883       1,436,986

Shareholders' Equity:
   Preferred stock, $.001 par value               2,991           2,991
   Common stock, $.001 par value                  3,834           3,834
   Additional paid-in capital                11,450,062      11,450,062
   Accumulated deficit                      (13,060,276)    (12,490,254)
                                           ------------    ------------
      Total Shareholders' Equity             (1,603,389)     (1,033,367)

      Total Liabilities and
       Shareholders' Equity                $    375,494    $    403,619
                                           ============    ============

                (See accompanying notes to financial statements)

                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (A Development Stage Company)

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 October 7, 1983
                                     Three Months Ended               Six Months Ended       (Inception) through
                                        December 31,                     December 31,             December 31,
                                    1996            1995            1996            1995              1996
                                ------------    ------------    ------------    ------------    ----------------
Revenue:
 Licensing and exclusivity fees $        ---    $        ---    $        ---    $        ---    $   2,500,000
 Royalty fees                            ---             ---             ---             ---          320,047
 Product and equipment sales             ---             ---             ---             ---        1,243,935
 Consulting                              ---             ---             ---             ---           60,000
 Other                                   ---             ---             ---             ---        1,037,971
                                ------------    ------------    ------------    ------------    -------------
      Total Revenue                      ---             ---             ---             ---        5,161,953

Expenses:
   Cost of Goods                      45,434             ---          45,434             ---        1,050,048
   Marketing                             ---             ---             ---             ---          741,463
   Research and development           14,485          89,320          76,576         147,609        3,834,421
   General and administrative        196,177         137,905         453,244         260,895       11,889,423
                                ------------    ------------    ------------    ------------    -------------
        Total Expenses               256,096         227,225         575,254         408,504       17,515,355
                                ------------    ------------    ------------    ------------    -------------
Operating (Loss)                    (256,096)       (227,225)       (575,254)       (408,504)     (12,353,402)

Other Income (Expenses):
   Other income                          ---             ---             ---             ---          696,799
   Interest income                     2,553           3,415           5,232           7,158          298,699
   Loss on assets disposed               ---             ---             ---             ---       (1,002,838)
   Interest expense                      ---             ---             ---             ---         (699,534)
                                ------------    ------------    ------------    ------------    -------------
  Total Other Income (Expense)         2,553           3,415           5,232           7,158         (706,874)
                                ------------    ------------    ------------    ------------    -------------

   Net Loss                     $   (253,543)   $   (223,810)   $   (570,022)   $   (401,346)   $ (13,060,276)
                                ============    ============    ============    ============    =============


Net Loss per Common Share            $ ( .07)        $ ( .06)        $   .15)        $ ( .10)
                                     =======         =======         =======         =======

Weighted Average Number of Common
   Shares Outstanding              3,834,055       3,834,055       3,834,055       3,834,055
                                   =========       =========       =========       =========


                                          (See accompanying notes to financial statements)

                                                                 4

                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                      (A Development Stage Company)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   October 7, 1983
                                         Three Months Ended              Six Months Ended        (Inception) through
                                             December 31,                   December 31,             December 31,
                                         1996           1995            1996           1995             1996
                                     ------------   ------------    ------------   ------------    -----------------

Cash Flows from Operating Activities:
   Net loss                          $  (253,543)   $  (223,810)    $   (570,022)  $   (401,346)   $  (13,060,276)
   Adjustments to reconcile net loss
    to net cash (used in)
    operating activities:
     Depreciation and amortization        14,064         14,064           28,127         28,127         3,280,281
     Deferred revenue                        ---            ---              ---            ---          (315,004)
     Stock issued for services               ---            ---              ---            ---         2,133,727
     Loss on disposal of assets              ---            ---              ---            ---         1,002,838
     (Increase) decrease in:
       Due from affiliates and other       9,156         20,259            9,992         39,172          (215,026)
     Increase (decrease) in:
       Accounts payable                      ---            ---              ---            ---           349,811
       Accrued expenses                      ---            ---              ---            ---           568,360
       Due to officers, stockholders
        and affiliated parties               ---            ---              ---            ---            (7,639)
                                     -----------    -----------     ------------   ------------     -------------
      Net cash used in
        operating activities            (230,323)      (189,487)        (531,903)      (334,047)       (6,262,928)
                                     -----------    -----------     ------------   ------------     -------------

Cash Flows from Investing Activities:
   Additions to property and equipment       ---            ---              ---            ---        (3,692,226)
   Other assets                              ---            ---              ---            ---          (677,675)
   Acquisition of subsidiary                 ---            ---              ---            ---           (85,524)
   Cash from disposal of assets              ---            ---              ---            ---           273,417
                                     -----------    -----------     ------------   ------------     -------------
     Net Cash used in
         investing activities                ---            ---              ---            ---        (4,182,008)
                                     -----------    -----------     ------------   ------------     -------------

 Cash Flows from Financing Activities:
   Proceeds from affiliates                  ---            ---              ---            ---            39,960
   Issuance of common stock                  ---            ---              ---            ---         6,774,027
   Increase in treasury stock                ---            ---              ---            ---           (22,280)
   Increase in notes payable                 ---            ---              ---            ---         2,862,760
   Sale leaseback proceeds,
       net of certificate
      of deposit ($550,000),
      loan fees ($30,000)                    ---            ---              ---            ---           180,000
   Payments of principal on
      notes payable and capital
      lease obligations                      ---            ---              ---            ---        (1,882,780)
   Deferred loan costs                       ---            ---              ---            ---           (55,556)
   Royalty fees received in advance          ---            ---              ---            ---           315,000
   Settlement of capital lease               ---            ---              ---            ---          (163,199)
   Issuance of preferred stock               ---            ---              ---            ---           349,999
   Research and development liability    230,323        189,487          531,903        334,047         2,047,005
                                     -----------    -----------     ------------   ------------     -------------
    Net Cash provided by
      financing activities               230,323        189,487          531,903        334,047        10,444,936
                                     -----------    -----------     ------------   ------------     -------------


                                            (See accompanying notes to financial statements)
                                                               (Continued)


                                                                    5

                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                      (A Development Stage Company)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Continued)
                                                                                                     October 7, 1983
                                          Three Months Ended               Six Months Ended       (Inception) through
                                             December 31,                    December 31,             December 31,
                                         1996            1995            1996            1995             1996
                                     ------------    ------------    ------------    ------------    ----------------


Increase (decrease) in cash                   ---             ---            ---              ---               ---
Cash and cash equivalents
   at beginning of period                     ---             ---            ---              ---               ---
                                     ------------    ------------    -----------     ------------    --------------
Cash and cash equivalents at end
   of period                         $        ---    $        ---    $       ---     $        ---    $          ---
                                     ============    ============    ===========     ============    ==============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for:
   Interest                          $        ---    $        ---    $       ---     $        ---    $      718,515
                                     ============    ============    ===========     ============    ==============

   Taxes                             $        ---    $        ---    $       ---     $        ---    $          ---
                                     ============    ============    ===========     ============    ==============
Property and equipment through
   capital leases                    $        ---    $        ---    $       ---     $        ---    $    1,332,376
                                     ============    ============    ===========     ============    ==============

Assets acquired for liabilities assumed in
   purchase of Video View, Inc.      $       ---     $        ---    $       ---     $        ---    $      297,130
                                     ============    ============    ===========     ============    ==============

Acquisition of certain assets (including
   patents) for common stock and
   assumption of liabilities         $        ---    $        ---    $       ---     $        ---    $      200,000
                                     ============    ============    ===========     ============    ==============

Settlement of trade payables and accrued
   salaries through issuance of common
   stock                             $        ---    $        ---    $       ---     $        ---    $      599,803
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------

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

     Following the organization of the Partnership, the Company was able to increase its research and development efforts on the product as well as administrative activities, including raising additional capital, developing and demonstrating the technology and taking steps necessary to preserve and protect the technology. Based on an analysis of the Partnership Agreement and generally accepted accounting principles, the transaction is being recorded as a research and development arrangement which requires ADTI to record the expenses incurred by the Partnership as a liability.


Results of Operations
---------------------

     For the fiscal quarter and six months ended December 31, 1996, ADTI and the Partnership reported net loss of ($253,543) and ($570,022), respectively as compared to ($223,810) and ($401,346) for the same fiscal periods of 1995, respectively. There were no sales of the Company's products reported during either period. Management believes the lack of sales of products has been attributable to the inadequacies or cost inefficiencies of projection systems. In addition, the Company's abilities to adequately develop and market its products has been severely limited over the past several years due to the lack of adequate operating capital. The Company seeks to raise additional capital for continued development and marketing of its products.

     During 1996, projection technology took a major leap in terms of brightness and resolution capabilities. At the same time, prices of projectors have gone down and continue to decline. This enabled the Company to sell one screen, subsequent to the end of the fiscal quarter. The Company manufactured the screen internally, primarily during November and December, 1996 and installed the 9' x 12' fiber optic screen at the National Western Event Center in Denver, Colorado in January 1997. This installation represents the first sale of the Company's product since the late 1980's. The Company plans to use this installation for continued marketing of its products.

     Due to the promotional nature of this installation, the Company deeply discounted the sale price of the 9' x 12' screen discussed above. This discount together with excess costs incurred in meeting a tight installation deadline due to scheduled events at the center, resulted in a write down of work in process inventory of $45,434 to the expected revenues from the sale for the quarter and six months ended December 31, 1996. The Company did not incur any similar costs during the same fiscal periods of the prior year.

     ADTI reported general and administrative expenses of $196,177 and $453,244 for the quarter and six months ended December 31, 1996, respectively and $137,905 and $260,895, respectively for the same fiscal periods of the prior year. The increase in 1996 from amounts reported in 1995 for the six month period and the quarter was due to several factors: 1) increased interest expense on outstanding debt of approximately $43,600 and $25,100, respectively, 2) an increase in salaries and related expenses of approximately $47,900 and $33,800, respectively, and 3) an increase in legal and professional fees of approximately $103,800 and $14,300, respectively, due to administrative issues of the Partnership, ongoing litigation and auditing fees.

     ADTI reported research and development expenses of $76,576 and $14,485 for the six months and quarter ended December 31, 1996 compared to $147,609 and $89,320 for the same fiscal periods of the prior year. The Company continued development on projection technologies during the first quarter of fiscal 1997. Research and development costs declined substantially during the quarter ended December 31, 1996 as efforts were focused primarily on manufacturing the 9' x 12' screen for installation in January, 1997.

     Interest income decreased from $7,158 for the six months ended December 31, 1995 to $5,232 for the six months ended December 31, 1996 due to the reduction of the amount due ADTI from the Partnership. Amounts receivable for funds previously advanced from ADTI to the Partnership are reduced as debts of ADTI are accrued and ultimately paid by the Partnership. At December 31, 1996, the balance due ADTI by the Partnership was approximately $193,194, including interest.


Liquidity and Capital Resources
-------------------------------

     ADTI has been totally dependent on the ability of the Partnership to obtain capital to fund operations for more than three years and expects to continue to be dependent, in total or in part, for the foreseeable future. During the fiscal quarter and six months ended December 31, 1996, the Company was funded entirely by the issuance of convertible debt. Borrowings of the Company totaled $1,670,046 at March 31, 1997.

     At December 31, 1996, ADTI reported negative net worth of $1,603,389 and negative working capital of $125,072. The Company will require additional capital for administrative expenses, continued development of the product, manufacturing start up costs and marketing the product. The Company hopes to obtain additional funding to support working capital requirements. Management anticipates continuing to manufacture the product for sale, initially to the large display screen markets, in 1997. Management believes that the Company's continued existence is dependent upon its ability to: 1) successfully market the product; 2) obtain additional sources of funding through outside financing or equity investments; and 3) achieve and maintain profitable operations. Although Management believes it will be able to achieve these objectives, there can be no assurance that the Company will be able to obtain additional capital or sell its products on terms and conditions satisfactory to the Company.

     Due to significant costs associated with development and marketing of the Company's technology, ADTI and the Company have experienced a continuing need for working capital since inception. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. To alleviate this situation, ADTI formed the Partnership in fiscal 1994 to obtain capital to continue development of its technology. (See General, above)

     ADTI reported a working capital deficit position at December 31, 1996 and December 31, 1995. ADTI's sole asset at December 31, 1996 and December 31, 1995 was its investment in the Partnership. Therefor, the working capital deficit position at December 31, 1996 and December 31, 1995 was the amount of the current liabilities reported of $125,072 for both periods.

     Cash flows from financing activities for the six months ended December 31, 1996 and 1995 consisted entirely of the increase in the research and development liability of $531.903 and $334,047, respectively. Total cash flows from financing activities for both 1996 and 1995 were used completely for operating activities.

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

None.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

ADTI filed a Form 8-K dated October 15, 1996 to report its inability to file timely its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. Due to a continuing need for working capital, ADTI was unable to retain qualified advisors, including attorneys and independent accountants, to assist in the preparation of the Report and audit of ADTI's financial statements in time to file in a timely manner.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (Registrant)



Date: May 19, 1996                                           /S/ Darrell D. Avey
      ------------                            ----------------------------------
                                                                 Darrell D. Avey
                                                           Chairman of the Board
                                                             Corporate Secretary
                                                  Acting Chief Financial Officer