Form 10QSB
period 1997-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-06-11
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

   [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

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

As of March 31, 1997, 3,834,055 common shares, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                        YES                        NO    X
                            -----                      -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                          Page
                                                                          ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets - (Unaudited)
           March 31, 1997  and June 30,1996.........................        3

           Consolidated  Statements of  Operations - (Unaudited)
            Three months and nine  months  ended  March 31, 1997 and
            March 31, 1996 and for the period from October 7, 1983,
            inception, to March 31, 1997............................        4

           Consolidated  Statements of Cash Flows - (Unaudited)
            Three months and nine months ended March 31, 1997
            and March 31, 1996 and for the period from
             October 7, 1983, inception, to March 31, 1997..........      5-6

           Notes to Consolidated Financial Statements...............      7-8

Item 2.  Managements' Discussion and Analysis of
           Results of Operations and Financial Condition............     9-12


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................    13-14

Item 2.  Changes in Securities......................................       14

Item 3.  Defaults on Senior Securities..............................       14

Item 4.  Submission of Matters to a Vote of Security Holders........       14

Item 5.  Other Information..........................................       14

Item 6.  Exhibits and Reports on Form 8-K...........................       14

         Signatures.................................................       15

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,        June 30,
                                                       1997             1996
                                                     ---------        ---------
                                     ASSETS


Property, and Equipment                              $ 124,203        $ 124,203
   Less:  Accumulated depreciation                    (124,203)        (124,203)
                                                     ---------        ---------
      Net Property and Equipment                          --               --
                                                     ---------        ---------

Investment in DOL                                      361,430          403,619
                                                     ---------        ---------

      Total Assets                                   $ 361,430        $ 403,619
                                                     =========        =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued expenses                              $     92,748      $     92,748
   Due to affiliated parties                           32,324            32,324
                                                 ------------      ------------
      Total Current Liabilities                       125,072           125,072

Research and Development Liability                  2,244,606         1,311,914

      Total Liabilities                             2,369,678         1,436,986

Shareholders' Equity:
   Preferred stock, $.001 par value                     2,991             2,991
   Common stock, $.001 par value                        3,834             3,834
   Additional paid-in capital                      11,450,062        11,450,062
   Accumulated deficit                            (13,465,135)      (12,490,254)
                                                 ------------      ------------
      Total Shareholders' Equity                   (2,008,248)       (1,033,367)

      Total Liabilities and
       Shareholders' Equity                      $    361,430      $    403,619
                                                 ============      ============


                (See accompanying notes to financial statements)


                                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                                                                                October 7, 1983
                                     Three Months Ended               Nine Months Ended       Inception through
                                          March 31,                        March 31,                March 31,
                                     1997           1996            1997            1996            1997
                                ------------    ------------    ------------    ------------    -------------
Revenue:
 Licensing and exclusivity fees $        ---    $        ---    $        ---    $        ---    $   2,500,000
 Royalty fees                            ---             ---             ---             ---          320,047
 Product and equipment sales         110,000             ---         110,000             ---        1,353,935
 Consulting                              ---             ---             ---             ---           60,000
 Other                                   ---             ---             ---             ---        1,037,971
                                ------------    ------------    ------------    ------------    -------------
      Total Revenue                  110,000             ---         110,000             ---        5,271,953

Expenses:
   Cost of Goods                     199,306             ---         244,740             ---        1,249,354
   Marketing                             ---             ---             ---             ---          741,463
   Research and development           28,638         125,800         105,214         273,409        3,863,059
   General and administrative        289,219         148,143         742,463         409,038       12,178,642
                                ------------    ------------    ------------    ------------    -------------
        Total Expenses               517,163         273,943       1,092,417         682,447       18,032,518
                                ------------    ------------    ------------    ------------    -------------
Operating (Loss)                    (407,163)       (273,943)       (982,417)       (682,447)     (12,760,565)

Other Income (Expenses):
   Other income                          ---             ---             ---             ---          696,799
   Interest income                     2,304           2,919           7,536          10,077          301,003
   Loss on assets disposed               ---             ---             ---             ---       (1,002,838)
   Interest expense                      ---             ---             ---             ---         (699,534)
                                ------------    ------------    ------------    ------------    -------------
  Total Other Income (Expense)         2,304           2,919           7,536          10,077         (704,570)
                                ------------    ------------    ------------    ------------    -------------

   Net Loss                     $   (404,859)   $   (271,024)   $   (974,881)   $   (672,370)   $ (13,465,135)
                                ============    ============    ============    ============    =============


Net Loss per Common Share            $ ( .11)        $ ( .07)        $  (.25)        $ ( .18)
                                     =======         =======         =======         =======

Weighted Average Number of Common
   Shares Outstanding              3,834,055       3,834,055       3,834,055       3,834,055
                                   =========       =========       =========       =========


                                          (See accompanying notes to financial statements)

                                                                 4


                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                      (A Development Stage Company)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                                 October 7, 1983
                                         Three Months Ended             Nine Months Ended         Inception through
                                               March 31,                      March 31,                March 31,
                                         1997           1996            1997           1996             1997
                                     ------------   ------------    ------------   ------------    ---------------

Cash Flows from Operating Activities:
   Net loss                          $  (404,859)   $  (271,024)    $   (974,881)  $   (672,370)   $  (13,465,135)
   Adjustments to reconcile net loss
    to net cash (used in)
    operating activities:
     Depreciation and amortization        14,063         14,063           42,190         42,190         3,294,344
     Deferred revenue                        ---            ---              ---            ---          (315,004)
     Stock issued for services               ---            ---              ---            ---         2,133,727
     Loss on disposal of assets              ---            ---              ---            ---         1,002,838
     (Increase) decrease in:
       Due from affiliates and other      29,745         17,323           39,737         56,495          (185,281)
     Increase (decrease) in:
       Accounts payable                      ---            ---              ---            ---           349,811
       Accrued expenses                      ---           (126)             ---           (126)          568,360
       Due to officers, stockholders
        and affiliated parties               ---            821              ---            821            (7,639)
                                     -----------    -----------     ------------   ------------     -------------
      Net cash used in
        operating activities            (361,051)      (238,943)        (892,954)      (572,990)       (6,623,979)
                                     -----------    -----------     ------------   ------------     -------------

Cash Flows from Investing Activities:
   Additions to property and equipment       ---            ---              ---            ---        (3,692,226)
   Other assets                              ---            ---              ---            ---          (677,675)
   Acquisition of subsidiary                 ---            ---              ---            ---           (85,524)
   Cash from disposal of assets              ---            ---              ---            ---           273,417
                                     -----------    -----------     ------------   ------------     -------------
     Net Cash used in
         investing activities                ---            ---              ---            ---        (4,182,008)
                                     -----------    -----------     ------------   ------------     -------------

 Cash Flows from Financing Activities:
   Proceeds from affiliates                  ---            ---              ---            ---            39,960
   Issuance of common stock                  ---            ---              ---            ---         6,774,027
   Increase in treasury stock                ---            ---              ---            ---           (22,280)
   Increase in notes payable                 ---            ---              ---            ---         2,862,760
   Sale leaseback proceeds,
      net of certificate
      of deposit ($550,000),
      loan fees ($30,000)                    ---            ---              ---            ---           180,000
   Payments of principal on
      notes payable and capital
      lease obligations                      ---            ---              ---            ---        (1,882,780)
   Deferred loan costs                       ---            ---              ---            ---           (55,556)
   Royalty fees received in advance          ---            ---              ---            ---           315,000
   Settlement of capital lease               ---            ---              ---            ---          (163,199)
   Issuance of preferred stock               ---            ---              ---            ---           349,999
   Research and development liability    361,051        238,943          892,954        572,990         2,408,056
                                     -----------    -----------     ------------   ------------     -------------
    Net Cash provided by
      financing activities               361,051        238,943          892,954        572,990        10,805,987
                                     -----------    -----------     ------------   ------------     -------------


                                            (See accompanying notes to financial statements)
                                                               (Continued)


                                                                    5

                                                   ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                      (A Development Stage Company)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                               (Continued)
                                                                                                      October 7, 1983
                                          Three Months Ended               Nine Months Ended        Inception through
                                               March 31,                       March 31,                March 31,
                                         1997            1996            1997            1996             1997
                                     ------------    ------------    ------------    ------------    --------------

Increase (decrease) in cash          $        ---    $        ---    $       ---     $        ---    $          ---
Cash and cash equivalents
   at beginning of period                     ---             ---            ---              ---               ---
                                     ------------    ------------    -----------     ------------    --------------
Cash and cash equivalents at end
   of period                         $        ---    $        ---    $       ---     $        ---    $          ---
                                     ============    ============    ===========     ============    ==============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for:
   Interest                          $        ---    $        ---    $       ---     $        ---    $      718,515
                                     ============    ============    ===========     ============    ==============

   Taxes                             $        ---    $        ---    $       ---     $        ---    $          ---
                                     ============    ============    ===========     ============    ==============
Property and equipment through
   capital leases                    $        ---    $        ---    $       ---     $        ---    $    1,332,376
                                     ============    ============    ===========     ============    ==============

Assets acquired for liabilities assumed in
   purchase of Video View, Inc.      $       ---     $        ---    $       ---     $        ---    $      297,130
                                     ============    ============    ===========     ============    ==============

Acquisition of certain assets (including
   patents) for common stock and
   assumption of liabilities         $        ---    $        ---    $       ---     $        ---    $      200,000
                                     ============    ============    ===========     ============    ==============

Settlement of trade payables and accrued
   salaries through issuance of common
   stock                             $        ---    $        ---    $       ---     $        ---    $      599,803
                                     ============    ============    ===========     ============    ==============


                                            (See accompanying notes to financial statements)

                                                                    6

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 1996 as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2.

     The consolidated financial statements include the accounts of Video View, Inc., a subsidiary which the Company owns 100 percent of the voting stock. Video View, Inc. has been inactive since 1991.

Note 3.

     In December 1993, the Company organized a limited partnership, Display Optics, Ltd. (the "Partnership" or "DOL"), to obtain capital to continue development of the fiber optic video technology and other related display screen technology. During the reporting period, the Company acted as a general partner and the Partnership was managed by Display Group, LLC. The Company conducted substantially all of its business through the Partnership. The Company accounted for its relationship with DOL as a research and development partnership which required the Company to record certain expenses incurred by DOL as expenses of the Company and a liability to the investors. In May 1997, the Company acquired all of the equity interests of the Partnership. (See Note 4.)

Note 4.

     Subsequent to the end of the fiscal quarter, ADTI, the Partnership, the Managing General Partner of the Partnership and other investors completed an Exchange Agreement in an effort to simplify administration of the Company's affairs including public reporting required by the Securities and Exchange Commission.

     Pursuant to the terms of the Exchange Agreement, the Company acquired all of the assets of the Partnership, together with those of the Managing General Partner in exchange for the issuance of a combination of Common and Preferred Stock. Assets of the Partnership on the date of the exchange include patents and other intangible rights in technology underlying a fiber optic display screen. Simultaneously, Partnership debt outstanding prior to the exchange was converted into equity of ADTI. ADTI issued an aggregate of 17,508,868 shares of Common Stock and 1,843,900 shares of newly created Series C Preferred Stock to the former investors of the Partnership and the Managing General Partner. The

Preferred Stock carries dividend and liquidation rights designed to provide the investors economic benefits substantially equivalent to those they held as investors in the Partnership and the Managing General Partner.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------

General
-------

     During December 1993, Advance Display Technologies, Inc. ("ADTI" or "the Company") and other individual investors organized a limited partnership, Display Optics, Ltd. (the "Partnership"), to obtain capital and to continue development of the fiber optic and other related video technology and to manufacture and market the display screen products world-wide. ADTI acted as a general partner and the Partnership was managed by Display Group, LLC (the "Managing General Partner"). The Company formerly conducted substantially all of its business through the Partnership.

     Following the organization of the Partnership, the Company was able to increase its research and development efforts on the product as well as administrative activities, including raising additional capital, developing and demonstrating the technology and taking steps necessary to preserve and protect the technology. Based on an analysis of the Partnership Agreement and generally accepted accounting principles, the transaction was being recorded as a research and development arrangement which required ADTI to record the expenses incurred by the Partnership as a liability to the investors. At March 31, 1997, the research and development liability was $2,244,605, net of advances due the Company from the Partnership. The investors were entitled to preferential payment from available cash flows from the Partnership which would reduce the research and development liability of the Company, subject to the following events.

     Subsequent to the end of the fiscal quarter, ADTI, the Partnership, the Managing General Partner of the Partnership and other investors completed an Exchange Agreement in an effort to simplify administration of the Company's affairs including public reporting required by the Securities and Exchange Commission.

     Pursuant to the terms of the Exchange Agreement, the Company acquired all of the assets of the Partnership, together with those of the Managing General Partner in exchange for the issuance of a combination of Common and Preferred Stock. Assets of the Partnership on the date of the exchange include patents and other intangible rights in technology underlying a fiber optic display screen. Simultaneously, Partnership debt outstanding prior to the exchange was converted into equity of ADTI. ADTI issued an aggregate of 17,508,868 shares of Common Stock and 1,843,900 shares of newly created Series C Preferred Stock to the former investors of the Partnership and the Managing General Partner. The Preferred Stock carries dividend and liquidation rights designed to provide the investors economic benefits substantially equivalent to those they held as investors in the Partnership and the Managing General Parter.

     The Company intends to continue the business formerly conducted by the Partnership, including development, marketing and sale of its large fiber optic display screen and other related display technologies.

Results of Operations
---------------------

     During 1996, projection technology took a major leap in terms of brightness and resolution capabilities. At the same time, prices of projectors have gone down and continue to decline. This enabled the Company to sell one screen, in January 1997. The Company manufactured the screen internally, primarily during November and December, 1996 and installed the 9' x 12' fiber optic screen at the National Western Event Center in Denver, Colorado in January 1997. This installation represents the first sale of the Company's product since the late 1980's. The Company plans to use this installation for continued marketing of its products.

     Due to the promotional nature of this installation, the Company deeply discounted the sale price of the 9' x 12' screen discussed above. In addition, the Company incurred excess costs in meeting a tight installation deadline due to scheduled events at the center. As a result, the Company reported a loss on the sale of $134,740. The Company did not report any sales or cost of sales for the same fiscal periods of the prior year.

     For the quarter and nine months ended March 31, 1997, the Company reported total net loss of $404,859 and $974,881, respectively, as compared to total net loss of $271,024 and $672,370, respectively, for the same fiscal periods of 1996. The increase in net loss for the quarter and nine months ended March 31, 1997 from the same periods of the prior fiscal year is primarily due to: 1) the excess costs of producing the screen for sale as described above, partially offset by a decrease in research and development expenses, and 2) an increase in general and administrative expenses.

     General and administrative expenses for the quarter and nine month periods increased by $141,076 and $333,425, respectively, relating primarily to: 1) increased interest expense on outstanding debt of approximately $23,400 and $67,000, respectively, 2) increased salaries and employee related expenses of approximately $37,100 and $85,000, respectively, and 3) increased legal and professional fees of approximately $96,200 and $200,000, respectively, for administrative issues of the Partnership, ongoing litigation and auditing fees. Research and development expenses for the quarter and nine month periods decreased by $76,576 and $147,609, respectively, from 1996 to 1997. The decrease in expense is primarily due to the Company's decision to suspend further development of the LED projection system and focus efforts on marketing and manufacturing the fiber optic screen to be used in conjunction with commercially available projectors, including the screen installation described above. The Company continued other development and refinement of its technologies through the Partnership during fiscal 1997, spending approximately $28,638 and $105,214, respectively on development activities during the quarter and nine months ended.

     Interest income decreased from $10,077 for the nine months ended March 31, 1996 to $7,536 for the nine months ended March 31, 1997 due to the reduction of the amount due ADTI from the Partnership. Amounts receivable for funds previously advanced from ADTI to the Partnership were reduced as debts of ADTI were accrued by the Partnership. At March 31, 1997, the balance due ADTI by the Partnership was approximately $163,449, including interest.

Liquidity and Capital Resources
-------------------------------

     The Company was totally dependent on the ability of the Partnership to obtain capital to fund operations for more than three years. During the fiscal quarter and nine months ended March 31, 1997, exclusive of the revenues received for the sale of the 9' x 12' screen, the Company was funded entirely by the issuance of convertible debt to Partnership investors. Borrowings of the Company totaled $1,670,046 at March 31, 1997.

     Subsequent to completion of the Exchange Agreement, the Company completed a private placement of its Common Stock in a transaction exempt from the registration requirements of the 1933 Act. The Company sold 10% Convertible
Promissory Notes in the aggregate principal amount of $500,000 to a single accredited investor pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. The Promissory Notes are convertible into shares of the Company's Common Stock at the rate of $.1315 per share until the earliest to occur of completion of a subsequent private placement or December 31, 1997. Proceeds of the private placement will be utilized by the Company for repayment of debt, marketing of the display screens, development of related technologies, accounts payable and working capital.

     At March 31, 1997, ADTI reported negative net worth of $2,008,247 and negative working capital of $125,072. The Company will require additional capital for administrative expenses, continued development of the product, manufacturing start up costs and marketing the product. The Company hopes to obtain additional funding to support working capital requirements through debt or equity financing. Management anticipates continuing to manufacture the product for sale, initially to the large display screen markets, in 1997. Management believes that the Company's continued existence is dependent upon its ability to: 1) successfully market the product; 2) obtain additional sources of funding through outside financing or equity investments; and 3) achieve and maintain profitable operations. Although Management believes it will be able to achieve these objectives, there can be no assurance that the Company will be able to obtain additional capital or sell its products on terms and conditions satisfactory to the Company.

     The Company reported a working capital deficit position at March 31, 1997 and March 31, 1996. The Company's sole asset at March 31, 1997 and March 31, 1996 was its investment in the Partnership. Therefor, the working capital deficit position at March 31, 1997 and March 31, 1996 was the amount of the current liabilities reported of $125,072 for both periods.

     Cash flows from financing activities for the nine months ended March 31, 1997 and 1996 consisted entirely of the increase in the research and development liability of $892,954 and $572,990, respectively. Total cash flows from financing activities for both 1997 and 1996 were used completely for operating activities.

     The Company's efforts will continue to be focused on marketing, sales and further development of its products, and on raising additional capital through debt or equity investments. There can be no assurances that the Company will be successful obtaining additional capital needed to sustain operations.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     ADVANCE DISPLAY TECHNOLOGIES, INC., et al. vs. VISUAL OPTICS, INC., et al.
     --------------------------------------------------------------------------

     As reported in the Company's Form 10-KSB for the fiscal year ended June 30, 1996, the Company was a plaintiff in a civil action pending in the United States District Court for the District of Colorado, captioned Advance Display Technologies, Inc., Display Optics, Ltd. And Display Group, LLC, Plaintiffs vs Visual Optics, Inc., Michael A. Nixon and Jeffrey D. Blackard, Defendants, Civil Action No. 96-D-1616 (the "Civil Action") that was settled effective February 28, 1997. The Civil Action was brought to enforce Plaintiffs' rights under an agreement executed with Defendants Visual Optics, Inc. and Michael A. Nixon regarding the conversion of a non-exclusive license for LED technology combined with fiber optic screens to an exclusive, perpetual and worldwide license pursuant to a letter agreement between the parties dated February 9, 1995.

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

     Plaintiffs and Defendants have settled the Civil Action and dismissed the case. The principle terms of the settlement include the following:


     1. The Company has received a transferable, royalty-free, assignment of the patent which was the subject of the original dispute for the full term of the patent.

     2. All rights, title and interest in any intellectual property developed in whole or in part by Defendants and related in any way to the technology are the sole and exclusive property of the Plaintiffs.

     3.   Plaintiff Display Group, LLC paid $41,000 to Defendants.

     4. Defendant Michael Nixon has resigned as an officer and director of ADTI and terminated his employment agreement with the Company.

     5. The parties have executed reciprocal releases as to all claims encompassed in the Civil Action.

     6. The Defendants have returned all stock of the Company owned by them to Display Group, LLC, believed to be 350,000 shares of common stock.

     7.   The Civil Action has been dismissed with prejudice.



ITEM 2. CHANGES IN SECURITIES.
------------------------------

     On May 22, 1997, the Company completed a private placement of its Common Stock in a transaction exempt from the registration requirements of the 1933 Act. The Company conducted the Private Placement without the participation of an underwriter. The Company sold 10% Convertible Promissory Notes in the aggregate principal amount of $500,000 to a single accredited investor pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. The Promissory Notes are convertible into 3,802,282 shares of the Company's Common Stock at the rate of $.1315 per share until the earliest to occur of completion of a subsequent private placement or December 31, 1997.


ITEM 3. DEFAULTS ON SENIOR SECURITIES.
--------------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None.


ITEM 5. OTHER INFORMATION.
--------------------------

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

Exhibits.
---------

Exhibit 2.1 Exchange Agreement by and between the Company, the Partnership, Display Group, LLC and the Investors, dated May 19, 1997, with exhibits (incorporated by reference, Form 8-K dated May 19, 1997).


Reports on Form 8-K.
--------------------

     ADTI filed a Form 8-K dated May 19, 1997 to report a Change in Control pursuant to the Exchange Agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             ----------------------------------
                                                       (Registrant)



Date: June 10, 1997                                         /S/ Darrell D. Avey
      -------------                          ----------------------------------
                                                                Darrell D. Avey
                                                          Chairman of the Board
                                                                      President
                                                 Acting Chief Financial Officer