Form 10KSB
period 1997-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-10-28
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997
                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-0969445
         --------                                            ----------
(State of incorporation)                             (I.R.S. Identification No.)

                  1251 S. Huron, Unit C, Denver, Colorado 80223
                  ---------------------------------------------
               (Address of principle executive offices) (Zip Code)

                                 (303) 733-5339
                                 --------------
               (Registrant's telephone number including area code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

                                 Title of Class
                          Common Stock $.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer reported revenues of $97,755 for the fiscal year ended June 30, 1997.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of October 10, 1997 was $4,156,670. As of October 10, 1997 registrant had outstanding 21,343,923 shares of Common Stock.

                                Table of Contents

                                                                          Page

                                     Part I.


Item 1.    Business......................................................... 1
Item 2.    Description of Property.......................................... 9
Item 3.    Legal Proceedings................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..............11



                                    Part II.


Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................11
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................12
Item 7.    Financial Statements and Supplementary Data......................16
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................16



                                    Part III.


Item 9.    Directors and Executive Officers of the Registrant and
               Compliance with Section 16(a) of the Exchange Act............17
Item 10.  Executive Compensation............................................21
Item 11.  Security Ownership of Certain Beneficial Owners
                and Management..............................................24
Item 12.  Certain Relationships and Related Transactions....................27
Item 13.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..................................................28

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding Advance Display Technologies, Inc.'s ("ADTI" or the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: the ability of the Company to obtain sufficient capital, to further develop and improve the manufacturing process for its product, to manufacture its product at a cost that would result in profitable sales, to sell a sufficient number of screens at a sufficient price to result in positive operating margins, to complete a marketing study and implement a marketing plan, to attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. The Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with this Report (See Item. 13, Exhibits, Financial Statement Schedules and Reports on Form 8-K).

                                     PART I


Item 1.  BUSINESS

Introduction
------------

     Advance Display Technologies, Inc. ("ADTI" or the "Company") is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of manufacturing full color display video screen systems. ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. ADTI has not received material revenues from the sale of its products, as its activities since inception have been primarily focused on research and development of its technology and raising capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the electronic bulletin board under the symbol, "ADTI".

     In December, 1993, ADTI organized a limited partnership to continue research and development and limited manufacturing and marketing of its products. Display Optics, Ltd. ("DOL" or the"Partnership") is a Colorado limited partnership of which ADTI serves as a general partner and Display Group, LLC ("Display Group") acts as the managing general partner. ADTI transferred its technology, including patent rights and a non-exclusive license agreement to the Partnership in exchange for a then-majority interest in the Partnership. ADTI's majority interest was subject to a reduction upon conversion of rights granted to additional investors.

     Effective May 21, 1997, the Company experienced a change in control as a result of an exchange transaction (the "Exchange") in which the operations of DOL and Display Group were consolidated with those of the Company. The Company acquired DOL and Display Group in the Exchange for issuance of Common and Preferred Stock in ADTI. The Partnership and Display Group now serve as wholly-owned subsidiaries of the Company. The investors participating in the Exchange transferred assets including Series B Preferred Stock of the Company, equity interests in DOL and Display Group, together with promissory notes representing loans previously made to such entities, in exchange for an aggregate direct interest in the Company equal to approximately eighty-two percent (82%) of the Company's issued and outstanding Common Stock, as well as shares of a newly created class of Series C Preferred Stock. (See "Current Developments" below) The Exchange was designed to simplify administration of the Company's affairs and public reporting to its shareholders and the Securities and Exchange Commission.

     The Company's product (the "FiberVision(TM) Screen" or "Screen") uses a light source to project images through optical fibers to a screen designed so that the image is enlarged approximately thirty-six (36) times. Possible applications include video display systems for indoor stadiums and arenas, point-of-purchase advertising in such markets as shopping malls, department stores and supermarkets, as well as providing information and advertising in such locations as airports, trade shows and race tracks.

     Since its inception, ADTI has directed its activities to refining the FiberVision technology, manufacturing and marketing on a limited scale, and obtaining investment capital. The Company is in the development stage, has not commenced principal operations and has not sold significant products to date.

     In July 1997, ADTI was appointed the exclusive, continental United States sales representative for the Toshiba GiantVision(TM) outdoor video display product for a six month term, which is renewable by mutual agreement. In addition to providing the Company with an outdoor product to sell, this relationship also enables the Company to obtain valuable information relating to the outdoor display market (See "Toshiba Relationship" below).

The Product
-----------

     The FiberVision Screen is a passive image transfer and magnification device. The Screen is currently constructed by assembling a multitude of 6"x 6" screen modules to form a screen of virtually any size. For example, 432 modules can be assembled to form one 9' x 12' Screen containing 442,368 fibers, each representing a picture element ("pixel"). The number of pixels per module can be changed by simply changing the space between fibers, by adding or subtracting a number of fibers or by using different sizes of fiber to obtain the desired screen resolution.

     The quality of a video image depends upon two key factors. One is the number of dots or pixels which form the picture and create the resolution of a screen. The Company's Screen may contain up to twenty times the number of pixels as competitive large screen displays. Secondly, the contrast ratio depends upon the amount of ambient light reflected back to the viewer's eyes by the screen surface. Since the FiberVision Screen surface is black in appearance, very little ambient light is reflected, resulting in a greater contrast ratio.

     Management believes that the Company's FiberVision Screen technology possesses unique features when compared to other display screen technologies. The FiberVision Screen's most unique feature is a viewing angle of up to 170 degrees, both horizontally and vertically. Further, the Screen is mainly constructed of very durable plastic materials. The FiberVision Screen itself has no electrical or moving parts which will wear out or need replacement. Therefore, replacement of the Screen itself is generally not necessary in permanent installations.

     FiberVision Screens are less costly to produce than some competitive systems due to the simplicity of the FiberVision design as compared to the more complex, and expensive components and wiring of competitive systems. The Screen itself is a "passive" display system and contains no electrical components or moving parts and the electrical components of a FiberVision Screen are limited to third party image projection systems.

     At this time, the Company plans to incorporate projection products manufactured by a number of third party electronics companies to illuminate the Screen. As image projectors continue to become higher in quality, brighter and lower in cost, replacing projectors (the light source) is more easily accomplished.

     The Partnership previously developed a method for combining the fiber optic modules with a Light Emitting Diode ("LED") image emitter array board. DOL produced an engineering proof of concept demonstrating the feasibility of combining the technologies. Due to the expense and complexity of manufacturing this technology, along with the recent emergence of extremely bright conventional video projection products, and conventional LED matrix screens, ongoing development of the LED image emitter array board has been suspended.

Current Developments
--------------------

     Sales: During the fiscal year ended June 30, 1997, the Company, through the Partnership, sold and installed one 9'x12' Screen at the National Western Event Center in Denver, Colorado in January, 1997. In addition to providing the Company with its first revenues from the sale (via DOL) of the Product since 1986, this installation continues to serve as a marketing showpiece, along with a 7'x9' Screen completed by the Company in August, 1997.

     The Exchange: Effective May 21, 1997, the Company experienced a change in control as a result of an exchange transaction (the "Exchange"). The Exchange was completed pursuant to an agreement (the "Exchange Agreement") dated May 21, 1997, by and between the Company, the Partnership, Display Group, LLC, and certain individuals and two privately held general partnerships (all of the individual investors together with the foregoing general partnerships are hereinafter referred to collectively as the "Investors").

     The Company issued 17,509,868 shares of Common Stock and 1,843,900 shares of a newly created class of Series C Preferred Stock in exchange for equity securities and convertible notes originally acquired by the Investors for $2,302,567. The number of shares issued to the Investors was based on a conversion rate of $.1315 per share, the estimated fair market value for the Common Stock at the time of the Exchange. The conversion rate was determined by the Company's Board of Directors and confirmed in a Fairness Opinion received by the Company in connection with the Exchange. All of the stock issued in the Exchange was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. However, the Company granted to the Investors piggyback registration rights with regard to the Common Stock.

     The assets transferred by the Investors include Series B Preferred Stock in the Company and equity interests in the Partnership and Display Group, together with promissory notes representing loans previously made to the Partnership and Display Group. The capital stock was distributed among the Investors in accordance with their interest in the assets transferred to the Company. The Exchange Agreement and the distribution of capital stock was designed to approximate the economic benefits held by the Investors in the Series B
Preferred  Stock  and the  Partnership  prior  to the  Exchange.  The  Series  C

Preferred Stock pays dividend and liquidation preferences which, if paid by the Company, would provide the Investors an economic return comparable to that which they were entitled under the terms of the original Partnership Agreement.

     Acquisition or Disposition of Assets: In connection with the Exchange, the Company acquired all of the assets and liabilities of the Partnership and Display Group. In connection with the Exchange Agreement, the Company became the owner of all the equity interests of both the Partnership and Display Group, effectively making those entities wholly-owned subsidiaries of the Company.

     The assets of the Partnership prior to the Exchange included patents to the display screen technology, together with associated intangibles and agreements associated with the manufacturing, marketing and selling of display screens. The assets of Display Group consisted of rights in two matters of pending litigation, as well as 350,000 shares of Common Stock of the Company acquired in connection with a settlement agreement.

     Management Changes. Subsequent to fiscal year end 1997 and in connection with the Exchange, ADTI increased its board of directors from three (3) to seven
(7) members and hired a new President and Chief Executive Officer. (See Part III, Item 9. Directors, Executives, Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act).

     Management efforts during the fiscal year ended June 30, 1997 were primarily focused on raising additional capital, developing and demonstrating the technology, completing the Exchange transaction and the consolidation of operations, and taking steps necessary to preserve and protect the technology.

Mitsubishi Relationship
-----------------------

     In December of 1985, ADTI executed a letter of intent with Mitsubishi Rayon of Japan outlining a number of interests which led to an ongoing active relationship for more than three years. Pursuant to additional agreements entered into with Mitsubishi Rayon, ADTI a) licensed its technology to Mitsubishi Rayon, exclusive in Japan and non-exclusive throughout the world (excluding North America and products for the home television market) for an eleven year period; b) sold them 600,000 shares of Common Stock of ADTI; and, c) sold product to Mitsubishi Rayon. ADTI received payments of $4,400,000 and future royalties based on a percentage of sales (as specified) under these agreements. Minimum annual royalties, as defined, were prepaid in the amount of $350,000 in December of 1988. Mitsubishi experienced many of the same difficulties with the projection brightness aspect of the product as did ADTI. To the best knowledge of management, Mitsubishi currently is not pursuing further development of the Company's products. Management is not aware of any additional royalty fees due ADTI. The license agreement expires on December 22, 1997.

Toshiba Relationship
--------------------

     Commencing on July 1, 1997, ADTI entered into a Sales Representative Agreement with Toshiba Lighting America, Inc. ("TLAI") to be the exclusive sales representative in the continental United States for the Toshiba GiantVision(TM) outdoor display screens. ADTI will receive the greater of (i) a 50% commission on gross margin or (ii) 3% of the selling price for GiantVision systems sold in the continental U.S.A. by the Company. In addition, ADTI entered into a Service Agreement with Toshiba Lighting and Technology Corporation ("TLT") also effective July 1, 1997. The purpose of this Service Agreement is to provide technical support for GiantVision products sold in the continental U.S.A. and to provide market research information for Toshiba in consideration of payment to ADTI of $5,000 per month for six months ending in December 1997, unless mutually extended by the parties.

Manufacturing
-------------

     The Company has developed and patented a semi-automated manufacturing system for production of the Screen. This system automatically aligns the optical fibers allowing the fiber optics and plastic spacers to be bonded into screen blocks. The screen blocks are then manually cut at an angle so that each fiber has a larger opening at the point where light exits the fiber. The spacer block becomes two 6"x 6" screen modules. The screen modules are then assembled in rows and columns to create the Screen's front faceplate. This manufacturing process is currently completed by the Company but on a larger scale may be subcontracted to third parties, either totally or in part. The Company is currently investigating the hiring of an engineering/manufacturing firm to assist the Company in the redesigning of the Screen in order to improve the manufactured quality of the Screen and to prepare the Screen technology for more fully automated production.

     The FiberVision Screen is illuminated by projecting an image into a coherently bundled series of fiber optic strands that form the input matrix. The input matrix is 36 times smaller than the Screen's front faceplate. For instance, a 9' x 12' Screen has an image input matrix 18" x 24" in size. The projected image travels through the fibers and exits the Screen's front faceplate at 36 times the size of the projected input image. Focusing and projecting an image into the Screen's input matrix significantly reduces the throw distance necessary for projection displays. Management believes this offers an advantage for large screen display applications.

     Manufacturing  has not  been a  material  part  of the  business  to  date.
However, the Company manufactured a 9'x12' screen which was installed at the National Western Event Center in Denver Colorado during fiscal 1997 and an additional 7' x 9' FiberVision Screen in August 1997. Screen modules were manufactured by Company employees. Final assembly of the Screen was also completed by Company employees. The Screen structure was contracted to a third party.

Raw Materials
-------------

     Procurement of raw materials has not been a significant factor in the Company's operations due to the early stages of manufacturing in which the Company is engaged. Raw materials required to produce the Screen consist primarily of optical fibers and plastic spacers. The Company currently obtains its fibers from Mitsubishi Rayon of Japan. The Company is aware of two additional fiber suppliers with comparable quality and pricing. The plastic spacers are manufactured by a plastics molding company in Colorado. Spacers could be obtained from a number of alternate sources. Other components such as glue, steel, aluminum, etc. are readily available.

Marketing
---------

     The Company has concentrated its immediate marketing efforts to sell products in the large screen market. In this market, the Company has initially targeted sports facilities, convention and transportation centers, casinos, users of message boards, and users of signage for advertising and information applications. The Company will also target the audio visual rental display market for video reinforcement at concerts and other special events. The Company also plans to investigate the small screen video display market in the future.

     The Company has made only one commercial sale of the FiberVision Screen since 1986 (see "Sales" above) due to multiple factors. Such factors include the previous lack of adequate projection systems, the working capital necessary to aggressively market its products and certain deficiencies relating to the Screen surface. Less than ideal overall quality of the Screen has been primarily due to the number of manual vs. automated processes that have been employed during the Company's limited manufacturing history. However, the quality of the Screen as produced at year end is adequate to utilize as a demonstration unit for limited marketing purposes and may also be adequate to be sold for some applications. Nevertheless, it is the Company's goal to address and resolve these limiting factors.

     The Company plans to develop a current marketing study and a detailed marketing plan. Through this effort, management intends to determine the optimal manufacturing capacity needed to satisfy the estimated market demand. As the manufacturing process is more fully developed and automated, ADTI may then expand its marketing efforts to further explore new and existing markets. However, there can be no assurance that sufficient capital will be obtained to undertake these activities or that the manufacturing process will be significantly improved.

Competition
-----------

     Fiber Optic Systems: Management is not aware of any other products on the market which are based on the same technology as the FiberVision Screens. However, InWave, Inc. of Eugene, Oregon also manufactures a fiber optic display screen. The Company believes that InWave is currently selling its product for advertising applications. The fiber optic display sold by InWave has a lower resolution and a narrower viewing angle than the FiberVision product and it is manufactured using a significantly different method. To the best of the Company's knowledge, the InWave product is made entirely by a manual process and does not utilize an automated manufacturing method. In addition, the Company is aware that Toray Industries, Inc. is currently experimenting in the development of fiber optic video displays.

     Light Bulb or CRT Systems: Several companies, including Sony, Panasonic, Toshiba, and Mitsubishi, manufacture large video screens which are based on light bulb or CRT technology. These systems are competitive with the FiberVision Screen and currently represent the majority of the large screen market. Notwithstanding the competitive advantage of these companies, in the opinion of management, the drawbacks of such systems in comparison with the FiberVision Screen are lower resolution, higher maintenance costs, higher consumption of electricity, and higher purchase price.

     Projection Systems: Front and rear screen projection systems are currently useful only in controlled ambient light environments. Limited viewing angle, low contrast ratio, and need for a long throw distance are drawbacks to front and rear screen projection systems. However, these projection systems represent a majority of the market in the video and display market segments consisting of conference rooms, schools, sports bars, and casinos. Currently, numerous front and rear screen projection systems are manufactured and marketed by many major corporations, including Digital Projection, Inc., Barco, Sony, and Hughes.

     Videowalls: Videowalls are assembled using multiple rear screen projection televisions. These rear screen projection televisions are stacked one upon another in columns and side by side in rows to form one giant screen. Less expensive and higher in resolution than the CRT and light bulb displays, the Videowall is an alternative for video reinforcement. Videowalls are mainly used for sports events, concerts, trade shows, conventions and other special events for information and amusement. Also, in the last several years, Videowalls have been used quite successfully for video merchandising in retail stores and malls. Limitations of this technology include a limited viewing angle, visible seams, non-uniform color and brightness, lack of contrast ratio, and lack of necessary brightness for outdoor use.

     LED Systems: The recent development of blue light emitting diodes ("LEDs") has resulted in the emergence of full color LED video displays. This technology has higher resolution than competing light bulb and CRT displays. While LEDs last significantly longer and require less power than light bulb and CRT display technologies, LED brightness fades with usage resulting in lack of color and brightness uniformity in the display. Management believes the FiberVision Screen has many advantages over the LED display products currently being introduced. However, LED displays represent a major new competitive challenge for the FiberVision Screen. Although the FiberVision Screen has some unique advantages over LED technology, the LED displays are being marketed by major electronics manufacturers, including Sony, Mitsubishi and Panasonic. These and other companies have begun selling LED displays into large screen markets, such as sports arenas and advertising marquees.

     In summary, the Company is subject to active competition from various companies in the video display industry. Most of these companies have substantially greater financial and human resources and production capabilities than those of the Company. These competitors have more well-established products in the market. The Company is at a substantial competitive disadvantage because of the new technology upon which its products are based and the limited track record for those products.

Research and Development
------------------------

     During fiscal 1997, the Company continued to make improvements to the Screen. Most improvements were focused on the integration of new projection technology to the fiber optic screen. In addition, many cosmetic improvements related to the Screen to make it more efficient and uniform in appearance have been made during 1997. Approximately $130,000 was spent on research and development by the Company and DOL during the fiscal year ended June 30, 1997.

Proprietary Rights
------------------

     The Company's product is predicated on a proprietary fiber optic display module with coherently ordered fibers which can be designed and configured in a variety of sizes, shapes and resolution to provide large and small display screen products. Since its inception, the Company has been issued various patents covering its technology, products, components, assembly methods and processes, primarily relating to the fiber optic module. The first patent for the Screen and manufacturing method for the Screen was filed in February 1984 and subsequently issued in March, 1987. The Company acquired this patent and all technology, processes, formula and know how, that relate directly or indirectly to fiber optics display technology from the original holder, in exchange for a limited profit interest in the Company. However, it is Management's belief that this profit interest has been relinquished based upon the review of the original assignment and other documents executed with the original patent holder.

     The Company has subsequently been granted or assigned five additional patents covering the design and manufacturing process for the FiberVision Screen. One of the additional patents which was considered by management to be non-essential has expired. The Company has an additional patent pending with the U.S. Patent and Trademark Office. The Company intends to file for new patents on proprietary developments as they occur. The Company believes these patents to be material to its business objectives.

     LED technology licensed from a third party , which was under development by the Company (via the Partnership) in fiscal years 1994 through 1997, was intended to refine the light source for the fiber optic screen and was the subject of a legal dispute during fiscal 1997. ADTI, the Partnership and Display Group reached a settlement in that litigation whereby Visual Optics Inc., holder of the patent, assigned to the Company, the patent in dispute by the parties. The Visual Optics, Inc. patent was previously licensed on a non-exclusive basis to ADTI and transferred to the Partnership at its formation. Pursuant to the Exchange, this patent was reassigned to ADTI, along with other intangibles and consideration. The Company has subsequently suspended further development of this technology due to feasibility and cost issues. (See "The Product" under Item 1. Business)

     The Company seeks to protect and develop its technology for manufacturing FiberVision Screens in strict confidence.

Government Regulations
----------------------

     Certain manufacturing processes used by the Company required small quantities of toxic materials consisting of glues and cleaning solvents. These materials are standard compounds and are commonly used in many industries. However, these materials are subject to regulation, therefore, the Occupational Safety and Health Administration requires the Company to educate its employees and maintain procedures for the safe storage, handling, and use of such materials. Minimal equipment or facilities are required to conform to environmental regulations. The Company will collect all waste solvents and solid materials and may use hazardous materials ("HAZMAT") subcontractors to destroy toxic chemicals. Management estimates the cost of safety procedures and HAZMAT subcontractors will average less than $2,000 per year subject to the volume of production in the Company's manufacturing facility.

Employees
---------

     Prior to the Exchange, ADTI had no full or part time employees as all operations were conducted by the Partnership. In June 1997, employees of the Partnership became employees of ADTI. As of October 10, 1997, ADTI employed nine full-time employees and one part-time employee, who conducted research and development, production, marketing and administrative functions. The Company may employ additional staff as manufacturing requirements dictate and working capital permits. The officers of ADTI were not paid by ADTI until completion of the Exchange. They were employees of and paid by the Partnership through the first eleven months of fiscal 1997 and are currently paid by ADTI. The Company also retains various consultants on a contract basis as needed for management, legal, and accounting services.

Item 2.  DESCRIPTION OF PROPERTY

     ADTI currently occupies office, R & D and manufacturing space at 1251 South Huron, Units A, B and C, Denver, Colorado 80223. The facility has a total of approximately 6,300 square feet at a current rental cost of $2,628 per month. Of the total space, approximately 40 percent is office space and 60 percent is R & D and manufacturing area. Occupancy is currently on a month-to-month basis. Management deems the current space to be adequate for its present operations, however, as working capital permits and operations dictate, the Company may consider additional space in the future.

     In June of 1995, Display Optics, Ltd. entered into a sub-lease for additional office space at 5251 DTC Parkway, Suite 1210, Englewood, CO 80111. The facility had a total of 4,150 square feet, of which DOL occupied approximately 475 square feet exclusively and shared common areas comprising approximately 1,050 square feet. The rent to DOL for this facility was approximately $1,600 per month. Other office expenses were shared based on percentage of usage. The sub-lease expired and the premises were vacated on June 30, 1997.


Item 3.  LEGAL PROCEEDINGS

DISPLAY GROUP, LLC vs. AMERICAN CONSOLIDATED GROWTH CORPORATION.
----------------------------------------------------------------

     This civil action involves ownership of Common Stock of ADTI. Plaintiff Display Group, LLC filed a civil action dated July 19, 1996 against American Consolidated Growth Corporation ("ACGC") and AGT Sports, Inc. in the Arapahoe County District Court, Civil Action No. 96- CV1560, seeking ownership of approximately 1,400,000 shares of Common Stock of ADTI pursuant to a security interest owned by Display Group. That security interest was acquired from the Resolution Trust Corporation ("RTC") pursuant to a public sale.

     Pursuant to an order of the District Court dated October 9, 1996, the Common Stock which is the subject of this dispute was released to Display Group. Pursuant to the Court's Order, Display Group is entitled to possess, use and exercise voting rights of the Common Stock pending final judgement on its claim for possession. However, Display Group may not transfer, sell, or otherwise assign the stock pending the outcome of the case. Trial was originally set for September 29, 1997, but was continued due to Court docket considerations until August, 1998.

     In the event this civil action is successfully concluded in favor of Display Group, the Company intends to cause the shares recovered to be canceled and returned to the Company's treasury. However, there is no assurance that Display Group will prevail at trial or that a settlement will be achieved.

DISPLAY GROUP, LLC vs CORPORATE PARTNERS, INC. and JEFFREY S. ROBINSON
----------------------------------------------------------------------

     This civil action arises from the same loan package acquired by Display Group, LLC from the RTC that is described above regarding the claim on the collateral against American Consolidated Growth Corporation. Plaintiff Display Group, LLC filed a civil action against Corporate Partners, Inc. ("CPI") and Jeffrey S. Robinson in the District Court of Lubbock County, Texas, the 140th Judicial District, Civil Action No. 96-557024. This civil action seeks judgment on a promissory note dated September 19, 1990 (the "Note") and against Jeffrey Robinson under a Guarantee and Confirmation of Guarantee of that Note.

     In defense of this civil action, defendants have raised an alleged agreement dated October 21, 1992 between ACGC and the Company as an affirmative defense and counterclaim. According to defendants, the Company was obligated to relieve ACGC from liability on a debenture in the amount of $2,175,000 and implicitly contend that this would have discharged defendants' liability to Display Group on the Note and Guarantee. The counterclaim does not address how, if at all, Display Group is obligated on such agreement.

     Display Group filed a Motion for Summary Judgment in this action seeking to expedite a decision in its favor prior to trial. The Motion is currently pending before the Court. However, there can be no assurance that Display Group will prevail in this action, either on a Motion or at trial.


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

       Fiscal Quarter Ended                    High          Low
                                               ----          ---
              1996
       September 30, 1995                    $0.3125        $0.1250
       December 31, 1995                       .2500          .1250
       March 31, 1996                          .1875          .1250
       June 30, 1996                           .1875          .1250

              1997
       September 30, 1996                    $0.1250          .0625
       December 31, 1996                       .0625          .0625
       March 31, 1997                          .2500          .0313
       June 30, 1997                           .2500          .1250

     As of October 13, 1997 there were approximately 1,733 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: the ability of the Company to obtain sufficient capital, to further develop and improve the manufacturing process for its product, to manufacture its product at a cost that would result in profitable sales, to sell a sufficient number of screens at a sufficient price to result in positive operating margins, to complete a marketing study and implement a marketing plan, to attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. The Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

General
-------

     During December 1993, the Company and other individual investors organized a limited partnership, Display Optics, Ltd. (the "Partnership" or "DOL"), to obtain capital and to continue development of the fiber optic video technology. The Company acts as a general partner and the Partnership is managed by Display Group, LLC. Display Group was formed by the limited partners of the Partnership and other individuals and entities to manage and partially fund operations of the Partnership.

     The Company conducted substantially all of its business through the Partnership until the completion of the Exchange effective May 21, 1997 (see below). Based on an analysis of the Partnership Agreement and generally accepted accounting principles, a research and development arrangement existed between the Partnership and the Company which required ADTI to record the expenses incurred by the Partnership as a liability.

     Effective May 21, 1997, the Company acquired the Partnership and Display Group (the "Exchange") in which the operations of the Partnership were consolidated with those of the Company. The Company issued 17,509,868 shares of Common Stock and 1,843,900 shares of a newly created class of Series C Preferred Stock in exchange for equity securities and convertible notes originally acquired by a group of investors. (See "The Exchange" under Item 1. Business, above) The Exchange resulted in those investors acquiring in the aggregate a direct interest in Common Stock equal to approximately eighty two percent (82%) of the Company's issued and outstanding Common Stock.

     The Exchange was accounted for using the purchase method of accounting. As the former members of Display Group acquired a majority of the Company's Common Stock, for financial statement reporting purposes, the Exchange was treated as a reverse acquisition whereby Display Group was considered the acquiring entity. Therefore, the financial statements for periods prior to May 31, 1997 have been restated to reflect only the results of operations of Display Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of the Company, DOL and Display Group.


Results of Operations
---------------------

     For the fiscal year ended June 30, 1997, the Company reported a net loss of ($2,718,839) as compared to ($24,430) for fiscal 1996. The increase in 1997 from 1996 is primarily due to the research and development (R&D) write down of $2,536,494 reported in 1997 in connection with the Exchange. This amount represents the excess of the purchase price over the net liabilities acquired which was expensed in the current fiscal year due to the purchase of incomplete research and development.

     The Company reported total revenue of $97,755 and $59,671 for the fiscal years ended June 30, 1997 and 1996, respectively, which consisted entirely of interest income from loans made by Display Group to the Partnership.

     The Company reported no revenue from the sale of its product for the fiscal year ended June 30, 1997 due to the accounting treatment of the Exchange transaction described above. There was one sale of the Company's product for $110,000 and other revenues received of $22,000 (through DOL) during the fiscal year ended June 30, 1997. The Company manufactured the one screen it sold internally and installed this 9' x 12' fiber optic screen at the National Western Event Center in Denver, Colorado. This installation represents the first sale of the Company's product since the late 1980's.

     The Company reported general and administrative expenses of $134,102 and $5,018 for the years ended June 30, 1997 and 1996, respectively. These increases in fiscal 1997 from amounts reported in fiscal 1996 were primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the last month of the current fiscal year. The Company has also recorded $8,446 in research and development expense since the Exchange.

     Interest income increased to $97,755 in the current fiscal year from $59,671 for the same fiscal period of the prior year primarily due to the increase in funds advanced from Display Group to DOL during the current fiscal year. Interest expense increased to $137,552 in the current fiscal year from $79,083 for the same fiscal period of the prior year primarily due to an increase in funds advanced from outside investors to Display Group during the current fiscal year.

Liquidity and Capital Resources
-------------------------------

     Due to significant costs associated with development and marketing of the Company's products and the lack of material sales to date, the Company has experienced a continuing need for financing since inception. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. The Company's operations were essentially dormant from approximately 1990 to 1993. In fiscal 1994, ADTI formed the Partnership to obtain capital to continue development of its technology. (See General, above)

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for more than four years. At June 30, 1997, the Company reported negative net worth of $266,864 and negative working capital of $871,893. The Company will require additional capital for administrative expenses, continued development of the product, further automation of the manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) perfect and further automate the manufacturing process; 2) successfully market the product; 3) obtain additional sources of funding through outside sources; and 4) achieve and maintain profitable operations. Although management is optimistic the Company will be able to achieve these objectives, there can be no assurance that the Company will be able to obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     During  the  fiscal  year  ended  June  30,  1997,   the  Company  and  its
subsidiaries (prior to the Exchange) borrowed an additional, $5,000 and $651,535, respectively, from the Investors. (See General, above)

     The Company completed a private placement of its Common Stock to a single qualified investor. The Company sold 10% convertible promissory notes in the aggregate principal amount of $550,000, of which $500,000 was received during fiscal 1997 and $50,000 was received subsequent to fiscal year end. These notes are convertible into shares of the Company's Common Stock at the rate of $0.1315 per share and are payable upon the earliest to occur of completion of a subsequent private placement or December 31, 1997. In August, 1997, the same accredited investor loaned the Company an additional $50,000 at 10% per annum due the earlier to occur of completion of a subsequent private placement or

November 6, 1997. In September and October 1997, a current shareholder loaned the Company $91,000. Proceeds from the loans received in fiscal 1997 were used for manufacturing of the 9'x12' screen sold and a 7'x9' screen, ongoing product development, marketing efforts, operating expenses and working capital. On October 14, 1997, the Company received notice from the noteholder to convert the $550,000 of convertible notes into Common Stock.

     On October 10, 1997, the Company initiated an additional limited private placement to be offered to qualified investors. The private placement provides for the issuance of a minimum of $550,000 and a maximum of $1,000,000 of 10% convertible promissory notes issuable in increments of $10,000. The Notes will be due October 15, 2000 and will be convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company will have the right to call these notes after one year and the note holders will have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.

     ADTI reported a working capital deficit position at June 30, 1997. Current liabilities exceeded current assets by $871,893. At June 30, 1997, current liabilities consisted of trade payables and accrued expenses of $669,634 primarily due to litigation costs and the costs of the Exchange, (See Item 3. Legal Proceedings, above) and current 10% convertible notes payable totaling $500,000. As noted above, these notes will be converted into Common Stock.

     Cash flows from financing activities for the fiscal year ended June 30, 1997 consisted entirely of a single loan to Display Group from a member. The Company also reported cash flows from investing activities in connection with the Exchange of $303,812. Cash flows from financing and investing activities for 1997 were used for investments in capital equipment of approximately $15,099 and operating activities and were partially advanced to DOL prior to the Exchange.

     In fiscal 1996, cash flows from financing activities were entirely related to loans or equity investments made to Display Group , or loan guarantees on behalf of Display Group by its members. These funds were primarily advanced to DOL and were also used to purchase the promissory note from the RTC. (See Item
3. Legal Proceedings, above)

     The Company's efforts will continue to be focused on further development of the FiberVision Screen and pursuing engineering expertise for the design and development of a further automated manufacturing system. The Company is also planning to create a current marketing study and a detailed marketing plan. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives.

Impact of Recently Issued Accounting Standards
----------------------------------------------

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 19, "Disclosure of Information About an Entity's Capital Structure." Statement 128 provides a different method of calculation of earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15, "Earnings per Share". Statement 128 provides for the calculation of "basic" and "diluted"earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to Common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997.

     The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 130 is effective for financial statements for periods beginning December 15, 1997 and require comparative information for earlier years to be restated.

     Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however , will be unaffected by implementation of these standards.


Item 7.  FINANCIAL STATEMENTS

     See index to financial statements on page F-1.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of October 10, 1997:

Directors and Officers     Age           Position with ADTI
----------------------     ---           ------------------

Gene W. Schneider          71            Chairman of the Board and Director

Kenneth P. Warner          42            President and Chief Executive Officer

Darrell D. Avey            41            Vice President and Director

John D. Kilgore            44            Vice President of Marketing and
                                         Director

Matthew W. Shankle         37            Vice President

Rebecca L. McCall          40            Secretary

David J. Babiarz, Esq.     42            Assistant Secretary

Vincent D. Bradshaw        56            Director

Bruce H. Etkin             46            Director

Keith A. Hancock           41            Director

Mark L. Schneider**        42            Director


* Matthew W. Shankle is the son-in-law of Gene W. Schneider and the brother-in-law of Mark L. Schneider.

** Mark L. Schneider is the son of Gene W. Schneider and the brother-in-law of Matthew W. Shankle.

Business Experience for Executive Officers and Directors:
---------------------------------------------------------

Gene W. Schneider -Mr. Schneider was appointed a Director effective September 16, 1997 and as Chairman of the Board of Directors on October 3, 1997. Since 1989, Gene W. Schneider has served as Chairman and/or Chief Executive Officer of United International Holdings, Inc. ("UIH"), a NASDAQ publicly traded Company that provides multichannel television services in Europe, Asia/Pacific, and South America. Prior to that, Mr. Schneider was a Director and Officer of United Cable Television Corporation, a NYSE publicly-traded company, and its predecessors since inception. United Cable merged with several entities including United Artists Communications to form United Artists Entertainment Company ("UAEC"), a publicly-traded company, where Mr. Schneider was Chairman until 1991, when UAEC merged with Tele-Communications, Inc. Mr. Schneider is currently on the board of five private corporations in addition to being on the board of UIH.

Kenneth P. Warner-Mr. Warner was appointed President and Chief Executive Officer of the Company effective September 17, 1997. He is responsible for the overall day-to-day operations of the Company. He is also responsible for the overall day-to-day strategic direction of the Company in conjunction with the Board of Directors. From 1995 to 1997, Mr. Warner worked as a consultant, assisting various start-up companies and performing investment reviews. From 1994 to 1995, he was President of Cable Audit Associates, a company auditing the cable television operators on behalf of the cable television programmers. Mr. Warner was a Regional Vice President of UIH from 1993 to 1994. In 1988, he started and served as President until 1993 of a company that opened and operated 112 franchised Blockbuster Video(R) stores. Prior to that, Mr. Warner was an executive in the cable television industry for approximately nine (9) years. He began his career with Arthur Andersen & Co., a Big 6 CPA firm.

Darrell D. Avey - Mr. Avey has been continuously affiliated with the Company since joining it in September 1985 and has held numerous positions throughout his tenure. In January of 1990, Mr. Avey was named Chairman of the Board of Directors and was appointed President on March 7, 1997 where he continued to serve until October 3, 1997, when he was named a Vice President of the Company. As Chairman and President, he was in charge of creating new opportunities for the Company to exploit its fiber optic technologies and overseeing production and assembly. Prior to his appointment as Chairman, Mr. Avey was the production manager, supervising the Company's assembly, quality control and machine shop facilities. Mr. Avey's other positions with the Company have been as project scheduler and purchasing agent.

John D. Kilgore - Mr. Kilgore was appointed a director effective May 12, 1997 and was named Vice President of Marketing on October 3, 1997. Since May, 1996, he has been Vice President of Sales of Display Optics, Ltd., a privately held limited partnership presently wholly owned by the Company. In his capacity, Mr. Kilgore has been responsible for sales and marketing of the Company's video display products. Previously, Mr. Kilgore was employed by Toshiba America Consumer Products, Inc. from 1994 to 1996, as Manager of Sales responsible for market development and sale of large screen display products. From 1992 to 1994, Mr. Kilgore was employed by Phillips Consumer Electronics Company as a Regional Sales Specialist. Mr. Kilgore was employed by the Company from 1984 to 1990 as Vice President of Marketing and was responsible for marketing and investor relations during the Company's initial public offering.

Matthew W. Shankle - Mr. Shankle was appointed as a Vice President of the Company on October 3, 1997. From June 1996 to September 1997, he served as a consultant to the Company for product research and development (R&D). Mr. Shankle is responsible for sales and marketing of the Toshiba GiantVision(TM) in the United States pursuant to the Company's agreements with Toshiba affiliates. He is also responsible for leading the effort to refine and further automate the Company's manufacturing process. From 1995 to 1997, Mr. Shankle served as an operations consultant for several high tech R&D/manufacturing subsidiaries of Telxon Corporation, a NASDAQ publicly- traded company. From 1992 to 1995, Mr. Shankle was employed by Virtual Vision, Inc. as the R&D/manufacturing facility development specialist. Mr. Shankle began his career at Lockheed Missiles and Space in the San Diego area.

Rebecca L. McCall - Ms. McCall was appointed Secretary of the Company on March 7, 1997. She is also the Company's Controller responsible for the Company's accounting and reporting functions. Previously she served as the accountant for the Company and Display Optics, Ltd., a privately held limited partnership presently wholly-owned by the Company. From 1993 to the present, Ms. McCall provided general accounting services for several small companies. From 1990 to 1993, she served as the Controller for Television Technology Corporation in Louisville, Colorado, a small manufacturer of radio and television station transmission equipment. From 1985 to 1990, Ms. McCall held various accounting positions with the Company, including Vice President of Administration, Secretary and Director of Accounting.

David J. Babiarz, Esq. - Mr. Babiarz was appointed Assistant Secretary on October 3, 1997. He has been President and Director of the law firm of Overton, Babiarz & Sykes, P.C. (OB&S) of Englewood, CO since 1994. From 1992 to 1994, Mr. Babiarz served as a Vice President of OB&S and from 1986 to 1992, as the Secretary and a Director. Mr. Babiarz practices corporate and securities law.

Vincent D. Bradshaw -Mr. Bradshaw was appointed a Director effective May 12, 1997. Mr. Bradshaw has been Vice President of Online System Services, Inc., a publicly-traded Company that provides Internet services, since June, 1996. In his capacity, Mr. Bradshaw develops and directs sales programs. Previously, Mr. Bradshaw had been Director of Marketing for Source One Management, Inc., from 1993 to 1996, where he developed and implemented marketing programs for technical and professional services. From 1987 to 1993, Mr. Bradshaw was a management consultant. Mr. Bradshaw has also been employed by US West, from 1981 to 1986, as a Vice President for Sales and Director of Government Services, as well as Division Marketing Manager for AT&T.

Bruce H. Etkin - Mr. Etkin was appointed a Director effective September 16, 1997. Mr. Etkin has been President and Director of Etkin Equities, Inc., a privately-held real estate development corporation, since 1982. In his capacity, Mr. Etkin has participated in the development and acquisition of over three million square feet of commercial, industrial, and retail real estate space in the Denver, Colorado metropolitan area.

Keith A. Hancock - Mr. Hancock was appointed a Director effective September 16, 1997. Mr. Hancock is President and Chief Executive Officer of Castle Pines Associates, LLC, a Colorado limited liabiity company that provides management consulting and other services for start-up and early stage companies. Both Mr. Hancock and Castle Pines Associates, LLC have also served as a consultant to the Partnership and the Company for marketing, corporate finance, and strategic planning since 1995. Mr. Hancock has been President and Chief Executive Officer of Reserve Battery Cell, L.P., a privately-held Colorado limited partnership, since 1993. Reserve Battery Cell, L.P. developed, manufactured and distributed reserve battery products. Mr. Hancock is also a Manager of Display Group, LLC, the Managing General Partner of Display Optics, Ltd., and in his capacity oversaw financing for the Partnership. Prior to 1993, Mr. Hancock was Managing Director for HSA Associates, a high tech marketing consulting and services firm.

Mark L. Schneider - Mr. Schneider was appointed a Director effective September 16, 1997. Mr. Schneider is currently Executive Vice President of UIH where he is responsible for international investments, a position he has occupied since December, 1996. He has also been a Director of UIH since its inception. From 1989 to December, 1996, Mr. Schneider served as President or a consultant to UIH. Mr. Schneider is also currently President and Chief Executive Officer of United Phillips Communications, a European private corporation which provides enhanced video, data communication and voice telephoning services. Prior to 1989, Mr. Schneider was a Vice President of Corporate Development of United Cable Television Corporation in international and domestic acquisitions. Mr. Schneider also held numerous positions as legislative counsel in Washington, D.C.


COMPLIANCE WITH SECTION 16.

     The following sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

     Based upon a review of Forms 13D submitted to the issuer, the Company believes certain beneficial owners of more than 10% of the Common Stock of ADTI required to file Forms 3, 4 or 5 pursuant to section 16a have not timely filed these reports.

     The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:


Name of Reporting Person     Late Form 3     Late Form 4     Late Form 5     Transactions
------------------------     -----------     -----------     -----------     ------------

GS Holdings                      1                7               1               12
Display Group                    1               12               1               24
Jan E. Helen                     1                1               1                1
William W. Becker                1                1               1                1
Mark L. Schneider                1                7               1                9
William J. Elsner                1                1               1                1
Peregrine Investments            1
Daryl H. Owen                    1
Lindsay D. Hooper                1
James C. Gould                   1
Keith A. Hancock                 1                1               1                1
Bruce H. Etkin                   1                6               1                8
John Seiver                      1                1                                1
John Cole                        1                1                                1
J. Timothy Brittan               1                4               1                4
Display Optics                   1               12               1               24



Item 10.  EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth the compensation paid, or to be paid, by the Company for the services rendered during the fiscal year ended June 30, 1997 to
(a) the Chief Executive Officer of the Company, and (b) each of the four most highly compensated executive officers who served as executive officers at the end of the fiscal year and whose total annual salary and bonus exceeded $100,000.

                              SUMMARY COMPENSATION

                                                        Other Annual
  Name                   Year          Salary   Bonus   Compensation     Total
  ----                   ----          ------   -----   ------------     -----

  Darrell D. Avey (5)    1997     (1)$77,846     -0-         -0-          -0-
  Former Chairman,       1996     (2)$80,000     -0-         -0-          -0-
  President, Secretary,  1995     (3)$65,000     -0-         -0-          -0-
  Current Vice President

  Michael A. Nixon (6)   1997     (4)$   923     -0-         -0-          -0-
  Former President,      1996     (2)$80,000     -0-         -0-          -0-
   Treasurer             1995     (3)$65,000     -0-         -0-          -0-


(1)  Includes $71,692 in salary paid by Display Optics, Ltd.

(2)  Includes $80,000 in salary paid by Display Optics, Ltd.

(3)  Includes $65,000 in salary paid by Display Optics, Ltd.

(4)  Includes $923 in salary paid by Display Optics, Ltd.

(5) Mr. Avey served as Chairman and Secretary until March 7, 1997 when he resigned as Secretary and was appointed President. Mr. Avey served as Chairman and President until October 3, 1997 when Mr. Avey was appointed a Vice President.

(6)  Mr. Nixon resigned as an officer and director effective March 5, 1997.

     There were no stock options granted or exercised by any executive officer during the current fiscal year ended June 30, 1997. Rebecca McCall is the Company's Secretary and currently holds options to purchase 30,000 shares of the Company's Common Stock at $.25 per share. These options are currently exercisable and expire in 2000.

Employment Contract
-------------------

     The current President and Chief Executive Officer signed a three year employment contract effective September 17, 1997. The contract provides for an initial annual base salary of $150,000 per year and reimbursement of expenses incurred on behalf of the Company. The contract can be terminated at will by either party upon advance written notice. If the executive is terminated by the Company without cause, he will receive severance payments equal to 25% of his annual salary if terminated during the first year of the contract; 50% if terminated during the second year of the contract; and, 75% if terminated in the last year of the contract.

     The executive also received non-qualified stock options for 1,500,000 shares of the Company's Common Stock at an exercise price of $0.1315 per share pursuant to an option agreement as part of the employment contract. Of that amount, 437,500 of these options vested upon signing of the contract and 31,250 shares vest on the 16th of each month beginning October 16, 1997 until fully vested.


Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 1997, fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.

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

Non-qualified Options
---------------------

     Prior to fiscal 1997, the Company granted options to purchase 61,500 shares at $.25 to $10.00 per share. These Non-qualified Options were granted at fair market value. None of these options have a term in excess of ten years. These options were outstanding at June 30, 1997, have not been exercised and expire from 1999 to 2000.

Equity Incentive Plan
---------------------

     On September 18, 1997, the Board adopted, subject to shareholder approval, an Equity Incentive Plan and reserved 2,500,000 shares of the Company's Common Stock for issuance under this plan. The purposes of this plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the operations of the Company by relating incentive compensation to increases in shareholder value, so that the income of those participating in the Plan is more closely aligned with the income of the Company's shareholders. The Plan is also designed to provide a financial incentive that will help the Company attract, retain and motivate the most qualified employees and consultants. The Plan permits the grant of Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Stock Appreciation Rights, Stock Bonuses, Stock Units and other stock grants. There were no options outstanding under this plan at June 30, 1997.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of October 10, 1997, certain information regarding the voting securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to own 5% or more of the voting securities of ADTI, and all officers and directors as a Group. Information regarding certain beneficial ownership was derived from Schedule 13D, as amended, received by ADTI from the reporting persons pursuant to requirements of the Securities and Exchange Commission. As of October 10, 1997, the Company had outstanding 21,343,923 shares of Common Stock. The voting securities of the Company consist of i) Common Stock which is entitled to one vote per share; and,
ii) Series C Preferred Stock which have no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote with respect to those matters on which holders of Series C Preferred Stock are alone entitled to vote, except as provided by law.


Title of         Name and address of           Amount and nature        Percent
  Class          Beneficial owners          of Beneficial Ownership    of Class
  -----          -----------------          -----------------------    --------

Common        American Consolidated                 1,249,750            5.9%
$.001 Par      Growth Corporation      (1)            Direct
              8100 E. Arapahoe Rd., Suite 309
              Englewood, CO  80112

Common        Darrell D. Avey          (2)            296,950            1.4%
$.001 Par     1251 South Huron, Unit C                Direct
              Denver, CO  80223

Common        David J. Babiarz, Esq.   (2)                  0              0%
$.001 Par     7720 E. Belleview Ave., Suite 200
              Englewood, CO 80223

Common        William W. Becker                     1,873,288            8.8%
$.001 Par     Box 143                                 Direct
              Grand Cayman Island,
              British West Indies

Common        Vincent D Bradshaw       (2)                  0              0%
$.001 Par     8280 W. Laurel Place, Unit B
              Littleton, CO 80123

Common        Lawrence F. DeGeorge     (3)          4,182,509          16.39%
$.001 Par     3127 Casseckey Island Road            Indirect
              Jupiter, Florida 33477

Common        Display Group, LLC     (4)(5)         1,715,030            8.0%
$.001 Par     c/o ADTI                               Direct
              1251 S. Huron Street, Unit C
              Denver, CO   80223

Common        William J. Elsner                     1,126,812            5.3%
$.001 Par     83 Glenmoor Place                      Direct
              Englewood, CO 80110

Common        Bruce H. Etkin            (2)         3,247,457           15.2%
$.001 Par     1512 Larimer St., No. 325              Direct
              Denver, CO 80202


Common        John D. Kilgore           (2)            42,013            0.2%
$.001 Par     1251 South Huron, Unit C                Direct
              Denver, CO 80223

Common        Keith A. Hancock          (2)            76,045            0.4%
$.001 Par     200 S. Wilcox St., No.420               Direct
              Castle Rock, CO 80104

Common        Jan E. Helen                          1,126,797            5.3%
$.001 Par     5251 DTC Parkway, Suite 1010            Direct
              Englewood, CO 80111

Common        Rebecca L. McCall      (2)(6)            37,930            0.2%
$.001 Par     1251 S. Huron, Unit C                   Direct
              Denver, CO 80223

Common        G. Schneider Holdings, Co.            4,941,959           23.2%
$.001 Par     4643 S. Ulster St., Suite 1300         Direct
              Denver, CO 80237

Common        Gene W. Schneider      (2)(7)         4,941,959           23.2%
$.001 Par     4643 S. Ulster, Suite 1300            Indirect
              Denver, CO 80237

Common        Mark L. Schneider         (2)         2,509,132           11.8%
$.001 Par     4643 S. Ulster St., Suite 1300         Direct
              Denver, CO 80237

Common       Kenneth P. Warner       (2)(8)         1,500,000           6.6%
$.001 Par    1251 S. Huron, Unit C                   Direct
             Denver, CO 80223

Common       All current officers                  12,651,526          55.3%
             directors as a group                  Direct and
                                                    Indirect


(1)  See Legal Proceedings

(2)  Officer or director.

(3) Includes 4,182,509 shares underlying a convertible promissory note owned by the reporting person. The note is convertible at the rate of $0.1315 per share until December 31, 1997.

(4) Includes 1,365,030 shares of Common Stock which the reporting person has the right to vote pursuant to a court order pending resolution of a civil proceeding regarding ownership of those shares. Also includes 350,000 shares (Settlement Shares from Michael A. Nixon) to be returned to the Company as a part of the Exchange Agreement and which will be retired by the Company.

(5) The Company is owner of 100% of Display Group, LLC as a result of the Exchange Agreement.

(6) Includes options to purchase 30,000 shares of Common Stock. All of these options are currently exercisable at $.25 per share and expire in 2000.

(7) Includes 4,941,959 shares of Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider is the general partner. Mr. Schneider holds no Common Stock directly.

(8) Includes 1,500,000 options to purchase Common Stock at $0.1315 per share. As of October 10,1997, 437,500 of these options are exercisable.


Changes in Control
------------------

     In connection with the Exchange  Agreement,  (See "The Exchange" under Item
1. Business, above) the Company issued to the Investors 17,509,868 shares of Common Stock. Consequently, the Investors own a total of 17,673,868 shares of Common Stock of the total issued and outstanding shares of Common Stock of the Company. As of September 18, 1997, four additional members were approved and appointed to the Company's Board of Directors, which is now composed of seven members. The new directors were appointed in accordance with the Exchange

Agreement following delivery of the Schedule 14f-1 to all shareholders of record and filing with the Securities and Exchange Commission. As a result of these transactions, the Company has experienced an effective change in control. The Company knows of no other arrangement or events, the happening of which will result in a change in control.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years ended June 30, 1997 and 1996, certain individuals and entities advanced money to DOL, for which the Company acts as general partner. Display Group, LLC, the Managing General Partner of Display Optics, Ltd., together with certain of its former members, have advanced an aggregate of $1,670,046 and $963,425 to DOL as of the years ended June 30, 1997 and 1996, respectively. Proceeds from those loans were utilized by the Partnership to continue research, development, manufacturing and marketing of the Company's fiber optic display technology.

     In conjunction with the loans, the Company entered into certain agreements with the Investors. Effective May 21, 1997, these loans, together with certain equity interests in the Company, the Partnership and Display Group, were exchanged for a total of 17,673,868 shares of the Company's Common Stock and 1,843,900 shares of a newly created Series C Preferred Stock. Further, in connection with the Exchange Agreement, the parties contributed certain assets, including the security interest in the Company's technology, and all debt and equity of the Partnership and Display Group to the Company for an economic equivalent of equity in the Company.

     Darrell D. Avey and Michael A. Nixon, as officers of ADTI were paid salary by the Partnership for services rendered in connection with administrative, research and development activities during the fiscal years ended 1997 and 1996. Messrs. Avey and Nixon were paid total compensation of $71,962 and $923, respectively, by DOL in fiscal 1997. Messrs. Avey and Nixon were each paid total compensation of $80,000 by DOL in fiscal 1996.

     In connection with a dispute regarding rights to certain technology, the Company commenced a civil action in July 1996 against Mr. Nixon, a former officer and director of the Company and certain other entities. In connection with the settlement of that litigation, Display Group has made payments of $41,000 to or on behalf of Mr. Nixon and certain other defendants for payment of legal fees associated with this case.

     During the fiscal years ended June 30, 1997 and 1996, DOL and the Company paid or accrued certain administrative fees to individuals or entities listed as officers, directors or principal shareholders of the Company. During the fiscal years ended June 30, 1997 and 1996, DOL and the Company paid $45,500 and $17,500, respectively, to Keith Hancock for management services rendered. Also during the fiscal years ended June 30, 1997 and 1996, DOL and the Company incurred net fees of approximately $5,100 and $42,500, respectively, for management consulting, rent, furniture and other administrative expenses, to Reserve Battery Cell, L.P., a Colorado limited partnership. During the fiscal years ended June 30, 1997 and 1996, DOL and the Company incurred approximately

$6,200 and $0, respectively, in management and administrative fees to Castle Pines Associates, LLC, a Colorado limited liability company. Mr. Hancock is a Director of the Company and is the President, Chief Executive Officer and Manager of Castle Pines Associates, LLC.and the President and Chief Executive Officer of Reserve Battery Cell, LP. Joan C. Hancock, wife of Keith Hancock, received payments totaling approximately $3,100 for services to the Company. Mark L. Schneider and Gene W. Schneider are Directors of ADTI. Gene W. Schneider and G. Schneider Holdings are limited partners of Reserve Battery Cell. Mark Schneider is the son of Gene Schneider and a limited partner of G. Schneider Holdings.

     During the years ended June 30, 1997 and 1996, DOL and the Company also incurred rent and other administrative expenses to two entities in which Gene and Mark Schneider are members. During the year ended June 30, 1997, DOL and the Company incurred expenses of approximately $6,100 each to Schneider Investments, LLC and Wild West Development, LLC. During the year ended June 30, 1996, DOL and the Company paid approximately $ 19,900 and $7,600 to these companies, respectively, a portion of which related to an accrued balance carried forward from the fiscal year ended June 30, 1995.

     Matthew W. Shankle was appointed a Vice President of the Company on October 3, 1997. During the fiscal year ended June 30, 1997, Mr. Shankle received $25,343 in consulting fees. Carla G. Shankle received payments totaling approximately $32,910 in wages and consulting fees during the fiscal year ended June 30, 1997, a portion of which related to an accrued balance carried forward from the fiscal year ended June 30, 1996. Ms. Shankle is the wife of Matt Shankle, daughter of Gene Schneider and sister of Mark Schneider.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions are no less favorable than could be obtained from unaffiliated third parties.


Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules.
    -----------------------------------

     The Financial Statements and Schedules filed herein are described in the Index to Financial Statements included in Item 8 and indexed on page F-1.

(b) Exhibits.
    --------

     The following exhibits are filed or incorporated herein by reference, as indicated below:

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

3.5 Articles of Amendment to the Company's Articles of Incorporation regarding designation of the Series C Preferred Stock (incorporated by reference, Form 8-K dated May 21, 1997.)

4.1 Specimen certificate for Common Stock, par value $.001 per share of ADTI (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

4.2  (Reference is made to Exhibit Nos. 3.1, 3.2, 3.3 and 4.1 above).

5.   Not applicable.

6.   Not applicable.

7.   Not applicable.

8.   Not applicable.

9.   Not applicable.

10.1 ADTI's 1984 Non-Employee Incentive Plan (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.2 ADTI's 1997 Equity Incentive Plan (filed herewith).

10.3 Asset acquisition Agreement dated May 15, 1991 by and between American Consolidated Growth Corporation and ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1994).

10.4 Exchange Agreement by and between the Company, the Partnership, Display Group and the Investors, dated May 21, 1997 without exhibits (incorporated by reference to Form 8-K dated May 21, 1997).

10.5 Form of Indemnification Agreement between the Company and its Officers and Directors (filed herewith).

10.6 Executive Employment Agreement between Kenneth P. Warner and the Company effective September 17, 1997 including: Exhibit A, Non-Qualified Stock Option Agreement between Kenneth P. Warner and the Company (effective September 17, 1997), and Exhibit B, Covenant Not to Compete between Kenneth
     P. Warner and the Company effective September 17, 1997 (filed herewith).

11.  Not applicable.

12.  Not applicable.

13.  Not applicable.

16.  Not applicable.

18.  Not applicable.

19.  Not applicable.

22.  List of Subsidiaries of the Company (filed herewith).

23.  Not applicable.

24.  Not applicable.

25.  Not applicable.

26.  Not applicable.

27.  Not applicable

28.  Not applicable.

29.  Not applicable.


     Reports on Form 8-K.
     --------------------

     ADTI filed a Form 8-K dated May 21, 1997 to report a Change in Control of the Registrant. The Company filed an amendment on Form 8K- A/1 on September 29, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Kenneth P. Warner                                Date: October 24, 1997
-----------------------------------                        -----------------
By:   Kenneth P. Warner,
      President and Chief Executive Officer
      (Chief Executive and Financial Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene W.  Schneider                               Date: October 24, 1997
----------------------                                     -----------------
By:      Gene W. Schneider
         Chairman of the Board and Director

/s/ Darrell D. Avey                                  Date: October 24, 1997
-------------------                                        -----------------
By:      Darrel D. Avey
         Vice President and Director

/s/ John D. Kilgore                                  Date: October 24, 1997
-------------------                                        -----------------
By:      John D. Kilgore
         Vice President of Marketing and Director

/s/ Vincent D. Bradshaw                              Date: October 24, 1997
-----------------------                                    -----------------
By:      Vincent D. Bradshaw
         Director

/s/ Bruce H. Etkin                                   Date: October 24, 1997
------------------                                         -----------------
By:      Bruce H. Etkin
         Director

/s/ Keith A. Hancock                                 Date: October 24, 1997
--------------------                                       -----------------
By:      Keith A. Hancock
         Director

/s/ Mark L. Schneider                                Date: October 24, 1997
----------------------                                     -----------------
By:      Mark L. Schneider
         Director

                       Advance Display Technologies, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                  June 30, 1997

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS
                                                                        PAGE
                                                                        ----

Independent Auditor's Report............................................F-2

Consolidated Balance Sheet - June 30, 1997 .............................F-3

Consolidated Statements of Operations - For the Years
         Ended June 30, 1997 and 1996, and
         Cumulative from Inception (March 15, 1995)
         through June 30, 1997 .........................................F-4

Consolidated Statement of Changes in Stockholders' Equity
         (Deficit) - For the Period
         from Inception (March 15, 1995) to June 30, 1997...............F-5
Consolidated Statements of Cash Flows - For the Years
         Ended June 30, 1997 and 1996, and
         Cumulative from Inception (March 15, 1995)
         through June 30 1997...........................................F-6

Notes to Consolidated Financial Statements..............................F-7

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the consolidated balance sheet of Advance Display Technologies, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1997 and 1996 and for the period from inception (March 15, 1995) to June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advance Display Technologies, Inc. and subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 and for the period from inception (March 15, 1995) to June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations, has negative working capital and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HEIN + ASSOCIATES LLP

Denver, Colorado
October 10, 1997

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                            $   235,731
    Inventory                                                            51,819
    Other current assets                                                 10,191
                                                                    -----------
         Total current assets                                           297,741

PROPERTY AND EQUIPMENT, net                                              75,414

INTANGIBLE ASSETS, net of accumulated
     amortization of $42,750                                            529,615
                                                                    -----------

TOTAL ASSETS                                                        $   902,770
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                $   558,140
    Convertible notes payable                                           500,000
    Other accrued liabilities                                           111,494
                                                                    -----------
         Total current liabilities                                    1,169,634


COMMITMENT AND CONTINGENCY (Note 5)

STOCKHOLDERS' DEFICIT:

    Preferred stock, $.001 par value, 100,000,000
       shares authorized, 1,843,900
       shares issued and outstanding
      (liquidation preference of $2,765,850)                              1,844
    Common Stock, $.001 par value, 100,000,000
        shares authorized, 21,343,923 shares
        issued and outstanding                                           21,344
    Additional paid-in capital                                        2,453,503
    Deficit accumulated during the development stage                 (2,743,555)
                                                                    -----------
          Total stockholders' deficit                                  (266,864)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   902,770
                                                                    ===========








       See accompanying notes to these consolidated financial statements.


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               CUMULATIVE
                                                                                                  FROM
                                                                                                INCEPTION
                                                 FOR THE                 FOR THE             (MARCH 15, 1995)
                                                YEAR ENDED              YEAR ENDED              THROUGH
                                                 JUNE 30,                 JUNE 30,              JUNE 30,
                                                   1997                    1996                   1997
                                               -----------             -----------             -----------

INTEREST INCOME - RELATED PARTY                $    97,755             $    59,671             $   162,761

COSTS AND EXPENSES:
    General and administrative                     134,102                   5,018                 139,355
    Research and development                     2,544,940                    --                 2,544,940
    Interest expense - related party               137,552                  79,083                 222,021
                                               -----------             -----------             -----------
         Total costs and expenses                2,816,594                  84,101               2,906,316
                                               -----------             -----------             -----------

NET LOSS                                       $(2,718,839)            $   (24,430)            $(2,743,555)
                                               ===========             ===========             ===========

NET LOSS PER COMMON SHARE                     $     (1.09)             $      (.03)
                                              ===========             ===========

WEIGHTED AVERAGE SHARES OF                       2,497,543                 773,343
  COMMON STOCK OUTSTANDING                    ============            ============












                    See accompanying notes to these consolidated financial statements.

                                                  F-4


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION)
                                                  THROUGH JUNE 30, 1997


                                     PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                ------------------------   -------------------------    PAID-IN       ACCUMULATED
                                 SHARES         AMOUNT        SHARES       AMOUNT       CAPITAL        DEFICIT         TOTAL
                               ----------    -----------   ----------    -----------   ----------    -----------    -----------
BALANCE, March 15, 1995
    (Inception)                       --     $      --            --     $      --     $      --     $      --      $     --

    Capital contributions             --            --         697,095           697        90,971          --           91,668
    Net loss                          --            --            --            --            --            (286)          (286)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1995                --            --         697,095           697        90,971          (286)        91,382

    Capital contributions             --            --          87,141            87        11,372          --           11,459
    Net loss                          --            --            --            --            --         (24,430)       (24,430)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1996                --            --         784,236           784       102,343       (24,716)        78,411

    Conversion of debt to
      common stock and
      issuance of preferred
      stock pursuant to
      acquisition of Display
      Group, LLC and Display
      Optics, Ltd.               1,843,900         1,844    20,559,687        20,560     2,351,160          --        2,373,564
    Net loss                          --            --            --            --            --      (2,718,839)    (2,718,839)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1997           1,843,900   $     1,844    21,343,923   $    21,344   $ 2,453,503   $(2,743,555)   $  (266,864)
                               ===========   ===========   ===========   ===========   ===========   ===========    ===========





                           See accompanying notes to these consolidated financial statements.




                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                             FOR THE                                 INCEPTION
                                                               YEAR             FOR THE           (MARCH 15, 1995)
                                                              ENDED            YEAR ENDED             THROUGH
                                                             JUNE 30,            JUNE 30,             JUNE 30,
                                                              1997                1996                 1997
                                                          -----------          -----------          ------------

Net loss                                                  $(2,718,839)         $   (24,430)         $(2,743,555)
Adjustments to reconcile net loss to
     net cash used in operating activities:
        Acquired research and development
            expense                                         2,536,494                 --              2,536,494
        Depreciation and amortization                          49,849                 --                 49,849
        (Increase) decrease in:
            Inventory                                         (45,771)                --                (45,771)
            Accrued interest payable to members               137,552               62,742              203,124
            Interest receivable                               (97,755)             (43,329)            (141,863)
        Increase (decrease) in:
            Accounts payable                                  112,298                 --                112,298
            Other accrued liabilities                         (30,665)                --                (30,665)
                                                          -----------          -----------          -----------
        Net cash used in operating activities                 (56,837)              (5,017)             (60,089)
                                                          -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                       (15,099)                --                (15,099)
    Advances to affiliates                                    (55,500)            (659,507)            (932,925)
    Purchase of note receivable and security
      interest                                                   --               (225,000)            (225,000)
    Cash received in acquisition                              303,812                 --                303,812
                                                          -----------          -----------          -----------
        Net cash provided by (used in) investing              233,213             (884,507)            (869,212)
              activities                                         --                   --                   --
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                        --                 11,459              103,127
    Proceeds from notes payables to stockholders                5,000              757,400              762,400
    Proceeds from line-of-credit                                 --                129,505              299,505
                                                          -----------          -----------          -----------
        Net cash flows provided by financing                    5,000              898,364            1,165,032
            activities                                           --                   --                   --

INCREASE IN CASH                                              181,376                8,840              235,731

CASH, at beginning of period                                   54,355               45,515                 --
                                                          -----------          -----------          -----------

CASH, at end of period                                    $   235,731          $    54,355          $   235,731
                                                          ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -
        Cash paid for:
            Interest                                      $    25,824          $     --             $      --
                                                          ===========          ===========          ===========

            Taxes                                         $      --            $     --             $      --
                                                          ===========          ===========          ===========

            Issuance of common stock for
                 acquisition of Display Group, LLC
                 and Display Optics, Ltd. and
                 conversion of convertible debt           $ 2,199,026          $     --             $ 2,199,026
                                                          ===========          ===========          ===========


                               See accompanying notes to these consolidated financial statements.

                                                               F-6

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

     Organization and Nature of Operations - The Company's business activity is to develop and manufacture full color video display systems. In May 1997, Advance Display Technologies, Inc. (ADTI) acquired the equity interests of Display Optics, Ltd. (DOL), and Display Group, LLC (Group) whereby DOL and Group became wholly-owned subsidiaries of ADTI (the Acquisition). Prior to the Acquisition, ADTI was a general partner and Group was the managing general partner in DOL, and both ADTI and Group conducted substantially all of their business through DOL. The Acquisition was accounted for using the purchase method of accounting, however, as the former members of Group owned a majority of ADTI's common stock after the acquisition, Group is considered to be the acquiring entity for purposes of purchase accounting and financial statement reporting. Therefore, the financial statements for periods prior to May 31, 1997, have been restated to reflect only the results of operations of Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of ADTI, Group, and DOL. For legal purposes, however, ADTI is the acquiring entity.

     Prior to May 31, 1997, the operating activity presented reflects the activities of Group, which was engaged primarily in raising capital (primarily from its members) which was loaned to DOL to fund its research and development activities and to purchase a note from the Resolution Trust Corporation (see Note 5).

     Principles of Consolidation - The consolidated financial statements include the accounts of ADTI and its subsidiaries (the Company), as discussed above. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $871,893 as of June 30, 1997. The Company has also received notice from the State of Colorado alleging past due sales tax and related accrued interest totaling approximately $174,000. Based on prior discussions with state personnel, the Company has accrued the amount it believes it will ultimately pay. However, there can be no assurance as to the ultimate amount of any settlement with the State of Colorado. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     Management is currently exploring the hiring of an engineering/manufacturing consultant to assist ADTI in improving and further automating its manufacturing process. On a parallel path, management also plans to develop a marketing study in conjunction with an outside marketing research firm. Upon the completion of these projects, management feels it will have the input needed to prepare a business plan

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     to take ADTI from the development stage to the operating company stage. The Company's continued existence is dependent upon its ability to: improve and further automate its manufacturing process; successfully market the product; obtain additional sources of funding through outside sources; and achieve and maintain profitable operations.

     Inventory - Inventory, which consists of raw materials used in the construction of its video display systems, is stated at the lower of cost (first-in, first-out method) or market.

     Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the respective assets. Depreciation expense for the years ended June 30, 1997 and June 30, 1996 was $2,260 and $-0-, respectively.

     Intangibles - Intangibles include patents and technology related to the Company's video display systems and the costs incurred primarily to protect DOL's interest in certain existing technology (see Note 5). These intangibles are being amortized over 5 to 7.5 years.

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

     Acquired Technology - In connection with the Acquisition, certain technology was acquired. The excess of the net liabilities assumed over the net carrying value of assets acquired in the combination of the Companies was $2,536,494, which has been recorded as research and development (R&D) expense. This amount was recorded as an expense as the research and development related to the acquired technology is not yet complete. This amount also approximated the R&D costs previously incurred by DOL.

     Research and Development - Research and development for new products or product improvements are charged to expense as incurred. Since the Acquisition in May 1997, the Company recorded $8,446 of R&D expense.

     Impairment of Long-Lived Assets - In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 121 "Accounting for Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     write-down to market value or discounted cash flow value is required. The adoption of FAS 121 had no effect on the Company's June 30, 1997 financial statements.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's financial statements are based upon a significant estimate in regards to the recoverability of its intangible assets. Due to potential changes in technology and the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts payable, note payable, and other debt, approximate the carrying value in the financial statements at June 30, 1997.

     Stock-Based Compensation - In fiscal 1997, the Company adopted FAS No. 123 "Accounting for Stock- Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123. Adoption of FAS 123 had no effect on the Company's financial statements.

     Net Loss Per Common Share - Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding preferred stock, convertible notes, and stock options were not considered in the loss per common share computation since their inclusion would be anti-dilutive.

     Impact of Recently Issued Standards - The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129, "Disclosure of Information About an Entity's Capital Structure." Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15, "Earning per Share." Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997.

     The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

     Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


2. EXCHANGE AGREEMENT:
   ------------------

     In May 1997, ADTI entered into an exchange agreement with Group, DOL, and the owners of Group and DOL. Under the terms of the exchange and pursuant to previously existing agreements, all member interests in Group, partnership interests in DOL, convertible notes totaling $1,799,026, and Series B preferred stock held by certain investors were exchanged for 17,509,868 shares of ADTI common stock and 1,843,900 shares of Series C Preferred Stock issued to investors, thereby resulting in Group and DOL becoming wholly-owned subsidiaries of ADTI.

     The Acquisition was accounted for under the purchase method of accounting, however, as the former members of Group will own a majority of ADTI's common stock after the Acquisition, Group is considered to be the acquiring entity for purposes of purchase accounting. Therefore, for financial statement reporting purposes, the Acquisition was treated as a reverse acquisition whereby Group was considered the surviving reporting entity. Therefore, the financial statements for periods prior to May 31, 1997 have been restated to reflect only the results of operations of Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of ADTI, Group, and DOL. The excess of the purchase price over the net liabilities acquired of approximately $2,536,494 was expensed

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     in the current fiscal year due to the research and development nature of these costs. All other assets and liabilities were recorded at book values, which approximated fair value. Unaudited pro forma financial information is provided below:

                                                           Fiscal Year
                                                    ------------------------
                                                        1997         1996
                                                    ----------     ----------

           Net revenues                             $  122,000     $    --
           Net loss                                 (1,485,597)    (1,001,072)
           Net loss per share                             (.07)          (.05)


     The above pro forma financial information assumes the acquisition occurred at the beginning of the period presented. This information is not necessarily indicative of the financial results which would have resulted if the Acquisition had occurred at such earlier date nor of future financial operating results.


3. PROPERTY AND EQUIPMENT:
   -----------------------

     Property and equipment consist of the following at June 30, 1997:


            Equipment                                               $  56,134
            Office furniture                                           21,540
                                                                    ---------
                                                                       77,674
            Less accumulated depreciation and amortization             (2,260)
                                                                    ---------

                 Property and equipment, net                        $  75,414
                                                                    =========


4. NOTES PAYABLE:
   -------------

     At June 30, 1997, the Company had $500,000 of notes payable to an investor which mature on December 31, 1997 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, at a rate of $.1315 per share.

     Subsequent to year end, the Company received $50,000 from the same investor in the form of a convertible note payable. This note matures December 31, 1997, accrues interest at 10% per annum and is convertible at the option of the holder at a rate of $.1315 per share. Also subsequent to year-end, the Company received $50,000 from the same investor in the form of a note payable due the earlier of November 6, 1997 or from the proceeds of the next private placement. In addition, subsequent to year-end, the Company received loans totaling $91,000 from a stockholder for working capital.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     In October 1997, the Company began soliciting $550,000 to $1,000,000 of financing in the form of a private placement of convertible debt. The notes to be issued under this private placement are due October 15, 2000, bear interest at 10%, and are convertible into common stock of the Company, at the option of the holder, at a rate of $.1615 per share for a period of three years. The Company has the option of calling these notes any time after one year and paying the interest in cash or with common stock valued at $.1615 per share, if these notes are converted.


5. COMMITMENT AND CONTINGENCY:
   --------------------------

     Legal Actions - During fiscal 1997, Group brought an action in Colorado against American Consolidated Growth Corporation (ACGC) seeking ownership of Company Common Stock owned by that entity under the default provisions of a debenture which serves as collateral for a promissory note in the principal amount of $2,175,000. This note was purchased by Group from the Resolution Trust Corporation (RTC) for $225,000. Because the purchase of the note by Group protected the ownership of the technology from unaffiliated parties, Group has capitalized the costs to acquire this note as an intangible which will be amortized over five years.

     In a complex series of transactions, the RTC acquired this note which was executed by a Texas corporation and guaranteed by the sole shareholder of that corporation. The debenture, which served as collateral for the note, was acquired by Group and was initially collateralized by ADTI's technology. In connection with its action against ACGC and pending final judgment, Group has been awarded temporary ownership rights of approximately 1,400,000 shares of the Company's common stock held by ACGC. Group contends that these shares were the proceeds from the exchange of the technology from ACGC to ADTI.

     Group also brought action in Texas against the Texas corporation and guarantor seeking payment on the note in the principal amount of $2,175,000, plus interest (18% per annum default rate). In defense of this civil action, the defendants have raised as an affirmative defense and counterclaim an alleged agreement which the defendants claim obligated ADTI to relieve ACGC from liability on a debenture in the amount of $2,175,000 and implicitly contend that this would have discharged defendants' liability to Group on the Note and Guarantee. Management believes that ADTI only entered into exploratory discussions with ACGC which never resulted in an obligation of Group or the Company. The Company believes the claim is without merit and intends to vigorously contest it and pursue the collection of the note.

     Employment Contract - Subsequent to year-end, the Company entered into a three-year contract with an officer of the Company. If this officer is terminated without cause, he will receive severance pay of approximately $38,000, $75,000, or $113,000 if terminated in year one, two, or three, respectively.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



6. STOCKHOLDERS' DEFICIT:
   ---------------------

     Non-Qualified Options - The Non-Qualified Options were issued at fair market value. No option can have a term in excess of ten years and all options are non-transferrable. In January 1995, ADTI granted 60,000 options to employees for $.25 per common share which expire in the year 2000. At June 30, 1997, options were outstanding to purchase 61,500 shares. These options expire in the years 1999 through 2000, and are exercisable at $.25 to $10 per share.

     Non-Qualified Incentive Stock Option Plan - In 1990, the Company's Board of Directors adopted a Non- Qualified Incentive Stock Option Plan (NQI Plan) and reserved 100,000 shares of the Company's common stock for issuance under this plan. Under the NQI Plan, the Company can grant stock options, stock, stock appreciation rights and related benefits such as loans, tax benefits, and other rights (each of which is referred to as an "Award"). Eligibility to receive Awards under the NQI Plan is limited to individuals who render services which tend to contribute materially to the success of the Company or which may reasonably be anticipated to contribute materially to the future success of the Company or its subsidiaries. No option granted under the NQI Plan shall have a term in excess of ten years from the grant date.

     In 1990, the Company granted an aggregate of 65,000 options under the NQI plan to purchase shares of the Company's common stock at an exercise price of $3.50 per share. These options have not been exercised and expire in the year 2000.

     Equity Incentive Plan - On September 18, 1997, the Board adopted, subject to shareholder approval, the Equity Incentive Plan (the Plan) and reserved 2,500,000 shares of the Company's common stock for issuance under the Plan. The purposes of the Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants. The Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards, Stock Appreciation Rights, Stock Bonuses, Stock Units and other stock grants. There were no options outstanding under the Plan at June 30, 1997.

     Subsequent to June 30, 1997, the Company issued Non-Qualified Options for the purchase of 1,500,000 shares of the Company's common stock to an officer of the Company at a price of $.1315 per share under the Plan. Options for the purchase of 437,500 common shares vested immediately and the remaining options vest at a rate of 31,250 shares of common stock per month beginning October 16, 1997. These options expire in September 2007.

     Preferred Stock - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     As of June 30, 1997, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock) (see Note 2). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all the Preferred Stock, at its option, at the Preferred Stock's liquidation value of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.


7. INCOME TAXES:
   ------------

     A long-term deferred tax asset totaling $3,917,000 is the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance.

     The Company's valuation allowance decreased $1,397,000 from June 30, 1996 to June 30, 1997 primarily due to an increase in the negative capital basis of ADTI in DOL.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     As of June 30, 1997, the Company has accumulated net operating loss carryforwards of approximately $11,520,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2012 if not utilized sooner.