Form 10QSB
period 1997-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1997-11-14
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

           For the transition period from            to
                                         ------------  -----------

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


             1251 South Huron Street, Unit C, Denver, Colorado 80223
             -------------------------------------------------------
               (Address of principle executive offices) (Zip Code)


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


As of November 10, 1997, 25,526,432 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                       YES                        NO  X
                          -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets (unaudited) -
           September 30, 1997 and June 30,1997................................3

         Consolidated  Statements  of  Operations  (unaudited)
           Three months ended September 30, 1997 and
           September 30, 1996 and for the period from
           March 15, 1995, inception, to September 30, 1997...................4

         Consolidated  Statements  of Cash Flows  (unaudited)
           Three  months ended September 30, 1997 and
           September 30, 1996 and for the period from
           March 15, 1995, inception, to September 30, 1997...................5

         Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition...................7-10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities...............................................10

Item 3.  Defaults on Senior Securities.......................................11

Item 4.  Submission of Matters to a Vote of
           Security Holders..................................................11

Item 5.  Other Information...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

           Signatures........................................................11

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 30,      June 30,
                                                     1997             1997
                                                 ------------     -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                           $     28,082    $    235,731
   Inventory                                           109,811          51,819
   Other current assets                                 31,057          10,191
                                                  ------------    ------------
      Total current assets                             168,950         297,741

PROPERTY AND EQUIPMENT                                  84,210          77,674
   Less:  Accumulated depreciation                      (7,765)         (2,260)
                                                  ------------    ------------
      Net Property and Equipment                        76,445          75,414
                                                  ------------    ------------

INTANGIBLE ASSETS, net of accumulated
        amortization of $62,281 and
        $42,750, respectively                          510,084         529,615
                                                  ------------    ------------

      TOTAL ASSETS                                $    755,479    $    902,770
                                                  ============    ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                               $    528,654    $    558,140
   Notes payable to shareholders                        65,000             ---
   Convertible notes payable to shareholders           550,000         500,000
   Other accrued liabilities                           183,813         111,494
                                                  ------------    ------------
      Total current liabilities                      1,327,467       1,169,634


SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,  100,000,000
     shares authorized,  1,843,900 shares issued
     and outstanding (liquidation preference of
     $2,765,850)                                         1,844           1,844
   Common stock, $.001 par value, 100,000,000
     shares authorized, 21,343,923 shares issued
     and outstanding                                    21,344          21,344
   Additional paid-in capital                        2,453,503       2,453,503
   Deficit accumulated during the development
     stage                                          (3,048,679)     (2,743,555)
                                                  ------------    ------------
      Total Shareholders' Deficit                     (571,988)       (266,864)
                                                  ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        DEFICIT                                   $    755,479    $    902,770
                                                  ============    ============

     (See accompanying notes to unaudited consolidated financial statements)




                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                 (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                                                                  March 15, 1995
                                                 Three Months Ended            (Inception) through
                                                    September 30,                  September 30,
                                                 1997            1996                  1997
                                             ------------    -----------           -------------
REVENUE:
 Consulting                                  $     15,000    $       ---           $      15,000
 Interest income - related party                      ---         26,159                 162,761
                                             ------------    -----------           -------------
      Total Revenue                                15,000         26,159                 177,761

COSTS AND EXPENSES:
   Cost of goods                                   11,427            ---                  11,427
   General and administrative                     259,287          1,026                 398,642
   Research and development                        34,241            ---               2,579,181
   Interest expense - related party                15,169         34,563                 237,190
                                             ------------    -----------           -------------
      Total costs and expenses                    320,124         35,589               3,226,440
                                             ------------    -----------           -------------

NET LOSS                                     $   (305,124)   $    (9,430)          $  (3,048,679)
                                             ============    ===========           =============


NET LOSS PER COMMON SHARE                         $ ( .01)       $ ( .01)
                                                  =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                          21,343,923        784,236
                                               ==========        =======


             (See accompanying notes to unaudited consolidated financial statements)

                                              4




                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                 (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                                 March 15, 1995
                                                        Three Months Ended    (Inception) through
                                                           September 30,          September 30,
                                                        1997           1996           1997
                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $  (305,124)   $    (9,430)   $(3,048,679)
   Adjustments to reconcile net loss
    to net cash used in
    operating activities:
     Acquired research and development expense             --             --        2,536,494
     Depreciation and amortization                       25,036           --           74,885
     (Increase) decrease in:
         Inventory                                      (57,992)          --         (103,763)
         Interest receivable                               --          (19,038)      (141,863)
         Other current assets                           (20,866)          --          (20,866)
     (Decrease) increase in:
         Accrued interest payable to members             14,646         27,441        217,770
         Accounts payable                               (29,486)          --           82,812
         Other accrued liabilities                       57,673           --           27,008
                                                    -----------    -----------    -----------
      Net cash used in
        operating activities                           (316,113)        (1,027)      (376,202)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                   (6,536)          --          (21,635)
   Advances to affiliates                                  --          (54,473)      (932,925)
   Purchase of notes receivable and security
      interest                                             --             --         (225,000)
   Cash received in acquisition                            --             --          303,812
                                                    -----------    -----------    -----------
     Net Cash used in
         investing activities                            (6,536)       (54,473)      (875,748)
                                                    -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                   --             --          103,127
   Proceeds from notes payable to shareholders           65,000           --           65,000
   Proceeds from convertible notes payable
      to shareholders                                    50,000          5,000        812,400
   Proceeds from line-of-credit                            --             --          299,505
                                                    -----------    -----------    -----------
    Net Cash provided by financing activities           115,000          5,000      1,280,032
                                                    -----------    -----------    -----------

Increase (decrease) in cash                            (207,649)       (50,500)        28,082
Cash and cash equivalents
   at beginning of period                               235,731         54,355           --
                                                    -----------    -----------    -----------
Cash and cash equivalents at end
   of period                                        $    28,082    $     3,855    $    28,082
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
   Interest                                         $      --      $     7,122    $    25,824
                                                    ===========    ===========    ===========
   Taxes                                            $      --      $      --      $      --
                                                    ===========    ===========    ===========
Issuance of Common Stock for acquisition
   of Display Group, LLC and Display
   Optics, Ltd. and conversion of
   convertible debt                                 $      --      $      --      $ 2,199,026
                                                    ===========    ===========    ===========

            (See accompanying notes to unaudited consolidated financial statements)

                                              5

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. ("ADTI" or "the Company")for the year ended June 30, 1997, as the notes to these interim financial statements omit certain information required for complete financial statements.


Note 2.

     Financial statements for the periods through May 31, 1997 have been restated - See Management's Discussion and Analysis of Results of Operations and Financial Condition.


Note 3.

Subsequent Events
-----------------

     Effective October 14, 1997, $550,000 of convertible promissory notes were converted into shares of the Company's Common Stock at the rate of $0.1315 per share or 4,182,509 shares. The interest due on these notes was converted into a Convertible, Redeemable Promissory Note on November 5, 1997 pursuant to an additional private placement as described below.

     In October, 1997, a shareholder loaned the Company $95,000. These loans together with previously outstanding loans of $65,000 and the interest on a $50,000 loan were converted into Convertible, Redeemable Promissory Notes on November 5, 1997 pursuant to an additional private placement as described below.

     On October 10, 1997, the Company initiated an additional private placement offered to accredited investors. The private placement provides for the issuance of a minimum of $550,000 and a maximum of $1,000,000 of 10% Convertible, Redeemable Promissory Notes (the "Notes") issuable in increments of $10,000. The Notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock.

     On November 5, 1997, the Company completed the sale of $573,695 of the Notes. Proceeds included the conversion of $160,000 of loans previously outstanding, cash received of $390,000 and conversion of interest payable of $23,695.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the ability of the Company to: obtain sufficient capital, further develop and improve the manufacturing process for its product, manufacture its product at a cost that would result in profitable sales, sell a sufficient number of screens at a sufficient price to result in positive operating margins, complete a marketing study and implement a marketing plan, attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. The Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


General
-------

     In December 1993, Advance Display Technologies, Inc. ("ADTI" or "the Company") and individual investors organized a limited partnership, Display Optics, Ltd. (the "Partnership" or "DOL"), to obtain capital and to continue development of the fiber optic video technology and other related display screen technology. The Company acts as a general partner and the Partnership is managed by Display Group, LLC. Display Group was formed by the limited partners of the Partnership and other individuals and entities to manage and partially fund operations of the Partnership.

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

     Effective May 21, 1997, the Company entered into an exchange agreement (the "Exchange") with Display Group, DOL and the owners of Display Group and DOL (the "Investors"). Under the terms of the Exchange and previously existing agreements, all member interests in Display Group, partnership interests in DOL, convertible notes totaling $1,799,026, and Series B Preferred Common Stock held by the Investors were exchanged for 17,509,868 shares of ADTI Common Stock and 1,843,900 shares of Series C Preferred Stock issued to the Investors. The Exchange resulted in Display Group and DOL becoming wholly-owned subsidiaries of ADTI whereby the operations of Display Group and DOL were consolidated with those of the Company. The Exchange resulted in the Investors acquiring in the aggregate a direct interest in Common Stock equal to approximately eighty two percent (82%) of the Company's issued and outstanding Common Stock.

     The Exchange was accounted for using the purchase method of accounting. As the former members of Display Group acquired a majority of the Company's Common Stock, for financial statement reporting purposes, the Exchange was treated as a reverse acquisition whereby Display Group was considered the acquiring entity.

Therefore, the financial statements for periods through May 31, 1997 have been restated to reflect only the results of operations of Display Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of the Company, DOL and Display Group.


Results of Operations
---------------------

     For the fiscal quarter ended September 30, 1997, the Company reported a net loss of ($305,124) as compared to ($9,430) for the fiscal quarter ended September 30, 1996. The increase in 1997 from 1996 is primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the first quarter of the current fiscal year.

     The Company reported total revenue of $15,000 for the fiscal quarter ended September 30, 1997 which consisted entirely of consulting fees pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. The agreement calls for the Company to provide technical support for an outdoor product of TLT and to provide market research information for consideration of $5,000 per month. The Company reported total revenue of $26,159 for the fiscal quarter ended September 30, 1996, which consisted entirely of interest income from loans made by Display Group to the Partnership. These loans were converted to equity of the Company effective May 21, 1997 pursuant to the Exchange described above. Therefore, there was no interest income reported for the fiscal quarter ended September 30, 1997. There were no sales of the Company's products to report for either fiscal quarter.

     During the fiscal quarter ended September 30, 1997, the Company manufactured one 7' x 9' fiber optic screen which it now holds in inventory. Actual costs incurred to build the screen exceeded projections due to various difficulties experienced during the manufacturing process which also affected the overall quality of the screen. Therefore, the cost of the screen exceeded the anticipated proceeds from the sale of the screen and the inventory value of this screen was reduced by approximately $11,400 which was reported as cost of goods.

     The Company reported general and administrative ("G&A")expenses of $259,102 and $1,026 for the quarters ended September 30, 1997 and 1996, respectively. The Company also reported research and development ("R&D") expenses of $34,241 and $0 for the quarters ended September 30, 1997 and 1996, respectively. These increases in fiscal 1997 from amounts reported in fiscal 1996 were primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the first quarter of the current fiscal year. G&A expenses for the fiscal quarter ended September 30, 1997 included: 1) depreciation and amortization of approximately $24,000; 2) promotional and travel expenses of approximately $11,000; 4) general office expense of approximately $26,000; 5) employee salaries and expenses of approximately $73,000; and 6) professional and consulting fees of approximately $125,000 (primarily due to legal fees incurred in connection with the Exchange transaction and ongoing litigation, and accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1997 and the audit of financial statements of DOL and Display Group in connection with the Exchange).

     Interest expense decreased from $34,563 for the fiscal year ended September 30, 1996 to $15,169 for the same period of the current fiscal year. This change was primarily due to the elimination of funds advanced from outside investors to Display Group as a result of the Exchange which was partially offset by the interest expense on loans received by ADTI after the Exchange.

Liquidity and Capital Resources
-------------------------------

     Due to significant costs associated with development and marketing of the Company's products and the lack of material sales to date, the Company has experienced a continuing need for financing since the 1980's. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. The Company's operations were essentially dormant from approximately 1990 to 1993. In fiscal 1994, ADTI formed the Partnership to obtain capital to continue development of its technology. (See General, above)

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for nearly four years. At September 30, 1997, the Company reported negative net worth of $571,988 and negative working capital of $1,158,517. The Company will require additional capital for administrative expenses, continued development of the product, further automation of the manufacturing process, marketing costs and other costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) perfect and further automate the manufacturing process; 2) successfully market the product; 3) obtain additional sources of funding through outside sources; and 4) achieve and maintain profitable operations. Although management is attempting to achieve these objectives, there can be no assurance that the Company will be able to obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal quarter ended September 30, 1997 consisted entirely of loans to the Company from two shareholders totaling $115,000.

     During the first quarter of fiscal 1998, the Company completed a private placement of its securities to a single accredited investor (the "Accredited Investor"). The Company sold 10% convertible promissory notes in the aggregate principal amount of $550,000, of which $500,000 was received during the fiscal year ended June 30, 1997 and $50,000 was received during the fiscal quarter ended September 30, 1997. These notes and interest thereon were payable upon the earliest to occur of completion of a subsequent private placement or December 31, 1997.

     In August, 1997, the Accredited Investor loaned the Company an additional $50,000 at 10% per annum due the earlier to occur of completion of a subsequent private placement or November 6, 1997. In September a shareholder (the "Shareholder") loaned the Company $15,000.

     In October, 1997, the Shareholder loaned the Company an additional $95,000. These loans totaling $160,000 payable to the Accredited Investor and the Shareholder, and the interest on the $50,000 loan were converted into Convertible, Redeemable Promissory Notes on November 5, 1997 pursuant to an additional private placement as described below.

     Proceeds from financing activities received during the fiscal quarter ended September 30, 1997 were primarily used for manufacturing a 7'x9' screen, ongoing product development, marketing efforts, operating expenses and investments in capital equipment of approximately $6,536.

     For the fiscal quarter ended September 30, 1996, cash flows from financing activities related entirely to a loan of $5,000 from a single investor to Display Group. Additionally, the cash flows used in investing activities of $54,473 related to advances from Display Group to DOL.

     Effective October 14, 1997, the $550,000 of 10% convertible promissory notes were converted into shares of the Company's Common Stock at the rate of

$0.1315 per share or 4,182,509 shares. The interest due on these notes was converted into a Convertible Redeemable Promissory Note on November 5, 1997 pursuant to an additional private placement as described below.

     On October 10, 1997, the Company initiated an additional private placement offered to qualified investors. The private placement provides for the issuance of a minimum of $550,000 and a maximum of $1,000,000 of 10% Convertible, Redeemable Promissory Notes (the "Notes") issuable in increments of $10,000. The Notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. On November 5, 1997, the Company completed the sale of $573,695 of the Notes. Proceeds included the conversion of $160,000 of loans previously outstanding (as discussed above), cash received of $390,000 and conversion of interest payable of $23,695 due to the Accredited Investor (as discussed above).

     ADTI reported a working capital deficit position at September 30, 1997. Current liabilities exceeded current assets by $1,158,517. At September 30, 1997, current liabilities consisted of trade payables and accrued expenses of $712,467 primarily due to litigation costs, costs of the Exchange and costs associated with the subsequent private offerings.

     The Company's efforts will continue to be focused on further development of the FiberVision Screen and pursuing engineering expertise for the design and development of a further automated manufacturing system. The Company is also planning to create a current marketing study and a detailed marketing plan. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that the Company will be able to acquire the capital needed or be successful in achieving these objectives.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

     On July 11, 1997, the Company completed a private placement of its securities in a transaction exempt from the registration requirements of the 1933 Act. The Company sold 10% convertible promissory notes in the aggregate principal amount of $550,000 to a single accredited investor, of which $500,000 was received prior to June 30, 1997 and $50,000 was received on July 11,1997. These notes were sold pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. On October 14, 1997, the investor converted these notes into shares of the Company's Common Stock at a conversion rate of $.1315 per share or 4,182,509 shares. This transaction was exempt from the registration requirements pursuant to the provisions of Section 3(a)(9) of the 1933 Act.

     On August 11, 1997, the same investor loaned the Company an additional $50,000. In addition, a shareholder of the Company loaned the Company $110,000 in September and October, 1997.

     On November 5, 1997, the Company completed an additional private placement of its securities in a series of transactions exempt from the registration requirements of the 1933 Act. The Company sold 10% Convertible, Redeemable Promissory Notes in the aggregate principal amount of $573,695 to accredited investors pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. Proceeds included the conversion of $160,000 of loans previously outstanding, cash of $390,000 and conversion of interest of $23,695 due to an investor. The notes will be due October 15, 2000 and will be convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company will have the right to call these notes after one year and the note holders will have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.

     The Company will continue to offer the 10% Convertible, Redeemable Promissory Notes up to the maximum amount under the same terms and conditions for a limited time subsequent to November 5, 1997.


ITEM 3. DEFAULTS ON SENIOR SECURITIES.
--------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION.
--------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

Advance Display Technologies, Inc. filed a Form 8-K dated May 21, 1997 to report a Change in Control of the Registrant. The Company filed an amendment on Form 8-K/A-1 on September 29, 1997.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (Registrant)



Date: November 14, 1997                /S/ Kenneth P. Warner
      -----------------                -----------------------------------------
                                       Kenneth P. Warner
                                       President and Chief Executive Officer
                                      (Chief Executive and Financial Officer)