Form 10QSB
period 1997-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1998-02-13
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1997

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

As of February 10, 1998, 25,176,432 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                       YES                        NO  X
                          -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets (unaudited) -
          December 31,1997 and June 30,1997..................................3

         Consolidated  Statements of Operations (unaudited)
          Three months and six months ended  December  31,
          1997 and December  31,1996 and for the period from
          March 15, 1995, inception, to December 31, 1997....................4

         Consolidated  Statements of Cash Flows (unaudited)
          Three months and six months  ended  December 31,
          1997 and December 31, 1996 and for the period from
          March 15, 1995, inception, to December 31, 1997..................5-6

         Notes to Consolidated Financial Statements (unaudited)..............7

Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition...........8-11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11

Item 2.  Changes in Securities..............................................11

Item 3.  Defaults on Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of
                  Security Holders..........................................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

             Signatures.....................................................13




                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                               (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                              December 31,       June 30,
                                                                 1997             1997
                                                             -------------    -------------

                                          ASSETS
                                          ------

CURRENT ASSETS:
   Cash                                                      $     131,070    $     235,731
   Inventory                                                       105,965           51,819
   Other current assets                                             28,651           10,191
                                                             -------------    -------------
      Total current assets                                         265,686          297,741

PROPERTY AND EQUIPMENT                                             142,526           77,674
   Less:  Accumulated depreciation                                 (17,196)          (2,260)
                                                             -------------    -------------
      Net Property and Equipment                                   125,330           75,414
                                                             -------------    -------------

INTANGIBLE ASSETS, net of accumulated
        amortization of $81,812 and
        $42,750, respectively                                      490,553          529,615
                                                             -------------    -------------

      TOTAL ASSETS                                           $     881,569    $     902,770
                                                             =============    =============


                          LIABILITIES AND SHAREHOLDERS' DEFICIT
                          -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $     521,442    $     558,140
   Convertible notes payable to shareholders                          --            500,000
   Other accrued liabilities                                       161,656          111,494
                                                             -------------    -------------
      Total current liabilities                                    683,098        1,169,634

CONVERTIBLE, REDEEMABLE PROMISSORY NOTES TO SHAREHOLDERS           573,725             --

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
        shares authorized,  1,843,900 shares issued
        and outstanding (liquidation preference of
        $2,765,850)                                                  1,844            1,844
   Common stock, $.001 par value, 100,000,000 shares
        authorized, 25,176,432 and 21,343,923 shares
        issued and outstanding, respectively                        25,176           21,344
   Additional paid-in capital                                    2,999,670        2,453,503
   Deficit accumulated during the development
        stage                                                   (3,401,944)      (2,743,555)
                                                             -------------    -------------
      Total shareholders' deficit                                 (375,254)        (266,864)
                                                             -------------    -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $     881,569    $     902,770
                                                             =============    =============

           (See accompanying notes to unaudited consolidated financial statement)

                                             3




                                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                                              March 15, 1995
                                                                                                               (Inception)
                                             Three Months Ended                   Six Months Ended               Through
                                                December 31,                        December 31,               December 31,
                                       ------------------------------      ------------------------------      ------------
                                           1997              1996              1997              1996              1997
                                       ------------      ------------      ------------      ------------      ------------

REVENUE:

 Consulting                            $     15,000      $       --        $     30,000      $       --        $     30,000

 Interest Income - related party               --              26,803              --              52,962           162,761
                                       ------------      ------------      ------------      ------------      ------------
     Total Revenue                           15,000            26,803            30,000            52,962           192,761


COSTS AND EXPENSES:

 Cost of goods                                 --                --              11,427              --              11,427

 General and administrative                 263,693               900           522,980             1,926           662,335

 Research and development                    92,284              --             126,525              --           2,671,465

 Interest expense - related party            12,288            35,485            27,457            70,048           249,478
                                       ------------      ------------      ------------      ------------      ------------

     Total costs and expenses          $    368,265      $     36,385      $    688,389      $     71,974      $  3,594,705
                                       ============      ============      ============      ============      ============

NET LOSS                               $   (353,265)     $     (9,582)     $   (658,389)     $    (19,012)     $ (3,401,944)
                                       ============      ============      ============      ============      ============

NET LOSS PER COMMON SHARE              $       (.01)     $       (.01)     $       (.03)     $       (.02)
                                       ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON

   SHARES OUTSTANDING                    24,829,347           784,236        23,086,635           784,236
                                       =============     ============      ============      ============






                          (See accompanying notes to unaudited consolidated financial statements)





                                                             4


                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                                                                      March 15, 1995
                                                                                                                        (Inception)
                                                         Three Months Ended                 Six Months Ended              Through
                                                            December 31,                       December 31,             December 31,
                                                    ----------------------------      ----------------------------    --------------
                                                       1997              1996             1997             1996             1997
                                                    -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $  (353,265)     $    (9,582)     $  (658,389)     $   (19,012)     $(3,401,944)
Adjustments to reconcile net loss
  to net cash used in
  operating activities:
Acquired research and development
  expense                                                  --               --               --               --          2,536,494
 Depreciation and amortization                           30,260             --             55,296             --            105,145
 (Increase)decrease in:
     Inventory                                            3,846             --            (54,146)            --            (99,917)
     Interest receivable                                   --            (19,800)            --            (38,838)        (141,863)
     Other current assets                                 2,406             --            (18,460)            --            (18,460)
 (Decrease) increase in:
   Accrued interest payable to
      shareholders                                       11,183           28,482           25,829           55,923          228,953
   Accounts payable                                      (7,212)            --            (36,698)            --             75,600
   Other accrued liabilities                             (9,616)            --             48,057             --             17,392
                                                    -----------      -----------      -----------      -----------      -----------
Net cash used in operating activities                  (322,398)            (900)        (638,511)          (1,927)        (698,600)
                                                    -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                    (68,316)            --            (74,852)            --            (89,951)
 Dispositions of property and
   equipment                                              8,702             --              8,702             --              8,702
 Advances to affiliates                                    --               --               --            (54,473)        (932,925)
 Purchase of notes receivable and
   security interest                                       --               --               --               --           (225,000)
 Cash received in acquisition                              --               --               --               --            303,812
                                                    -----------      -----------      -----------      -----------      -----------
   Net Cash used in
       investing activities                             (59,614)            --            (66,150)         (54,473)        (935,362)
                                                    -----------      -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                                     --               --               --               --            103,127
 Proceeds from notes payable
   to shareholders                                       95,000             --            160,000             --            160,000
 Proceeds from convertible notes
   payable to shareholders                              390,000             --            440,000            5,000        1,202,400
 Proceeds from line-of-credit                              --               --               --               --            299,505
                                                    -----------      -----------      -----------      -----------      -----------
   Net Cash provided by
       financing activities                             485,000             --            600,000            5,000        1,765,032
                                                    -----------      -----------      -----------      -----------      -----------
Increase (decrease) in cash                             102,988             (900)        (104,661)         (51,400)         131,070
Cash & cash equivalents at
  beginning of period                                    28,082            3,855          235,731           54,355             --
                                                    -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end
  of period                                         $   131,070      $     2,955      $   131,070      $     2,955      $   131,070
                                                    ===========      ===========      ===========      ===========      ===========





                             (See accompanying notes to unaudited consolidated financial statements)

                                                                5




                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                          (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                       March 15, 1995
                                                                                                         (Inception)
                                                Three Months Ended              Six Months Ended           Through
                                                    December 31,                   December 31,          December 31,
                                           -----------------------------   ----------------------------  ------------
                                                1997            1996           1997           1996           1997
                                           -------------   -------------   ------------   -------------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

    Interest                               $         746   $        --     $        746   $       7,122   $   26,070
                                           =============   =============   ============   =============   ==========
    Taxes                                  $        --     $        --     $       --     $        --     $     --
                                           =============   =============   ============   =============   ==========

Issuance of common Stock for acquisition

  of Display Group, LLC and Display

  Optics, Ltd. and conversion of

  Convertible debt                         $        --     $        --     $       --     $        --     $2,199,026
                                           =============   =============   ============   =============   ==========


         Non-cash financing activities:

                  Effective  October  14,  1997,  $550,000  of 10%  Convertible,
                  Redeemable Promissory Notes were converted into shares of the Company's Common Stock at the rate of $0.1315 per share or 4,182,509 shares.

                  On November 5, 1997,  $160,000 of short term notes and $23,575
                  of  accrued   interest  were   converted   into   Convertible,
                  Redeemable Promissory Notes.

     (See accompanying notes to unaudited consolidated financial statements)




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


Note 3.

Subsequent Events

     On February 4, 1998, the Company sold $300,000 of 10% Convertible, Redeemable Promissory Notes pursuant to an additional private placement offered to accredited investors. The notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company has the right to call these notes after one year and the noteholders have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     The Company conducted substantially all of its business through the Partnership until the completion of the exchange effective May 21,1997 (see below). Based on an analysis of the Partnership Agreement and generally accepted accounting principles, a research and development arrangement existed between the Partnership and the Company which required ADTI to record the expenses incurred by the Partnership as a liability.

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


Results of Operations

     For the fiscal quarter and six months ended December 31, 1997, the Company reported net losses of ($353,265) and ($658,389), respectively, as compared to ($9,582) and ($19,012) for the same periods of the prior fiscal year. The increases in 1997 from 1996 are primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the first six months of the current fiscal year.

     The Company reported total revenue of $15,000 and $30,000 for the fiscal quarter and six months ended December 31, 1997, respectively, which consisted entirely of consulting fees pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. The agreement called for the Company to provide market research information for consideration of $5,000 per month. This agreement expired on December 31, 1997. The Company reported total revenue of $26,803 and $52,962 for the fiscal quarter and six months ended December 31, 1996, respectively, which consisted entirely of interest income from loans made by Display Group to the Partnership. These loans were converted to equity of the Company effective May 21, 1997 pursuant to the Exchange described above. Therefore, there was no interest income reported for the fiscal quarter and six months ended December 31, 1997. There were no sales of the Company's products to report for the six month periods ended December 31, 1996 and 1997.

     During the six month period ended December 31, 1997, the Company manufactured one 7' x 9' fiber optic screen which it now holds in inventory. Actual costs incurred to build the screen exceeded projections due to various difficulties experienced during the manufacturing process which also affected the overall quality of the screen. Therefore, the cost of the screen exceeded the anticipated proceeds from the sale of the screen and the inventory value of this screen was reduced by approximately $11,400 which was reported as cost of goods.

     The Company reported general and administrative ("G&A")expenses of $263,693 and $522,980, respectively for the quarter and six months ended December 31, 1997, respectively, and $900 and $1,926 for the quarter and six months ended December 31, 1996, respectively. The Company also reported research and development ("R&D") expenses of $92,284 and $126,525 for the quarter and six months ended December 31, 1997, respectively. There were no research and development expenses reported for the quarter and six months ended December 31, 1996. These increases in the current fiscal periods from amounts reported for the same periods of the prior fiscal year were primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the first six months of the current fiscal year. G&A expenses for the fiscal quarter and six months ended December 31, 1997, respectively, included: 1)
depreciation and amortization of approximately $29,000 and $53,000; 2) promotional and travel expenses of approximately $18,000 and $29,000; 3) general office expense of approximately $38,000 and $64,000; 4) employee salaries and expenses of approximately $125,000 and $198,000; and 6) professional and consulting fees of approximately $54,000 and $179,000 (primarily due to legal fees incurred in connection with the Exchange transaction and ongoing litigation, and accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1997 and the audit of financial statements of DOL and Display Group in connection with the Exchange).

     Interest expense decreased from $35,485 and $70,048 for the fiscal quarter and six months ended December 31, 1996, respectively, to $12,288 and $27,457 for the same periods of the current fiscal year, respectively. This change was primarily due to the elimination of funds advanced from outside investors to Display Group as a result of the Exchange which was partially offset by the interest expense on loans received by ADTI after the Exchange.


Liquidity and Capital Resources

     Due to significant costs associated with development and marketing of the Company's products and the lack of material sales to date, the Company has experienced a continuing need for financing since the 1980's. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. The Company's operations were essentially dormant from approximately 1990 to 1993. In fiscal 1994, ADTI formed the Partnership to obtain capital to continue development of its technology. (See General, above)

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for more than four years. At December 31, 1997, the Company reported negative net worth of $375,254 and negative working capital of $417,412. The Company will require additional capital for administrative expenses, continued development of the product, further automation of the manufacturing process, marketing costs and other costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) improve and further automate the manufacturing process; 2) successfully market the product; 3) obtain additional sources of funding through outside sources; and 4) achieve and maintain profitable operations. Although management is attempting to achieve these objectives, there can be no assurance that the Company will be able to obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal quarter and six months ended December 31, 1997 consisted entirely of loans to the Company from two shareholders totaling $95,000 and $160,000 respectively, and cash received from the issuance of convertible, redeemable promissory notes totaling $390,000 and $440,000, respectively. The original loans from the two shareholders, of $160,000, were converted into new Convertible, Redeemable Promissory Notes on November 5, 1997, pursuant to an additional private placement as described below.

     Proceeds from financing activities received during the six months ended December 31, 1997 were primarily used for manufacturing a 7'x9' screen, ongoing product development, operating expenses and investments in capital equipment (net of dispositions) of approximately $66,150.

     Effective October 14, 1997, $550,000 of 10% convertible promissory notes were converted into shares of the Company's Common Stock at the rate of $0.1315 per share or 4,182,509 shares. The interest due on these notes of $23,695 was converted into a Convertible, Redeemable Promissory Note on November 5, 1997 pursuant to an additional private placement as described below.

     On October 10, 1997, the Company initiated an additional private placement offered to qualified investors. The private placement provided for the issuance of a minimum of $550,000 and a maximum of $1,000,000 of 10% due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. On November 5, 1997, the Company closed the offering with the sale of $573,695 of the Notes. Proceeds included the conversion of $160,000 of demand loans previously outstanding (as discussed above), cash received of $390,000 and conversion of interest payable of $23,695 (as discussed above).

     On February 4, 1998, the Company completed an additional offering whereby it sold $300,000 of 10% convertible, redeemable promissory notes under the same terms as the offering initiated on October 10, 1997 (see above).

     ADTI reported a working capital deficit position at December 31, 1997. Current liabilities exceeded current assets by $417,412. At December 31,1997, current liabilities consisted entirely of trade payables and accrued expenses which were incurred due to litigation costs, costs of the Exchange, costs associated with the various private offerings and operating costs.

     The Company's working capital position improved at December 31, 1997 from June 30, 1997 by approximately $454,000 due to the conversion of short-term convertible debt on October 14, 1997 and the subsequent issuance of new convertible debt with terms in excess of one year as discussed above.

     The Company's efforts will continue to be focused on further development of the FiberVision Screen and on the design and development of a further automated manufacturing system. The Company is also currently completing a marketing study and planning to create a detailed marketing plan. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that the Company will be able to acquire the capital needed or be successful in achieving these objectives.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  CHANGES IN SECURITIES.

     On November 5, 1997 and February 4, 1998, the Company completed additional private placements of its securities in a series of transactions exempt from the registration requirements of the 1933 Act. The Company sold 10% Convertible, Redeemable Promissory Notes in the aggregate principal amount of $573,695 and $300,000, respectively, to accredited investors pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. Proceeds from the November 5, 1997 offering included the conversion of $160,000 of loans previously outstanding, cash of $390,000 and conversion of interest of $23,695 due to an investor. The Company received all cash from the February 4, 1998 offering. The notes issued from both offerings will be due October 15, 2000 and will be convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company will have the right to call these notes after approximately one year from the date of issuance and the noteholders will have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                         (Registrant)



Date: February 13, 1998                  /S/ Kenneth P. Warner
      -----------------                  ---------------------------------------
                                         Kenneth P. Warner
                                         President and Chief Executive Officer
                                         (Chief Executive and Financial Officer)