Form 10QSB
period 1998-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1998-05-07
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
    (Mark One)

     [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1998

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

                 COLORADO                               84-0969445
          ----------------------                  -----------------------
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

As of May 1, 1998, 25,176,432 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                      YES                        NO   X
                         -----                      -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Balance Sheets (unaudited) -
           March 31, 1998 and June 30,1997 ................................. 3

         Consolidated  Statements of Operations (unaudited) -
           Three months and nine months ended March 31, 1998
           and March 31, 1997 and for the period from
           March 15, 1995, inception, to March 31, 1998 .....................4

         Consolidated  Statements of Cash Flows (unaudited) -
           Three months and nine months ended March 31, 1998
           and March 31, 1997 and for the period from
           March 15, 1995, inception, to March 31, 1998 ...................5-6

         Notes to Consolidated Financial Statements (unaudited) .............7

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition..................8-11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities..............................................12

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

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

             Signatures.....................................................13




                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                            (A Development Stage Company)

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                            March 31,       June 30,
                                                               1998           1997
                                                           -----------    -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                    $    96,960    $   235,731
   Inventory                                                   105,497         51,819
   Other current assets                                         22,607         10,191
                                                           -----------    -----------
      Total current assets                                     225,064        297,741

PROPERTY AND EQUIPMENT                                         142,934         77,674
   Less:  Accumulated depreciation                             (29,120)        (2,260)
                                                           -----------    -----------
      Net property and equipment                               113,814         75,414
                                                           -----------    -----------

INTANGIBLE ASSETS, net of accumulated
        amortization of $106,032 and
        $42,750, respectively                                  471,023        529,615
                                                           -----------    -----------

      TOTAL ASSETS                                         $   809,901    $   902,770
                                                           ===========    ===========


                       LIABILITIES AND SHAREHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                        $   511,608    $   558,140
   Convertible notes payable to shareholders                      --          500,000
   Other accrued liabilities                                   122,180        111,494
                                                           -----------    -----------
      Total current liabilities                                633,788      1,169,634

CONVERTIBLE, REDEEMABLE PROMISSORY NOTES TO SHAREHOLDERS       873,725           --

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
        shares authorized, 1,843,900 shares issued
        and outstanding (liquidation preference of
        $2,765,850)                                              1,844          1,844
   Common stock, $.001 par value, 100,000,000 shares
        authorized, 25,176,432 and 21,343,923 shares
        issued and outstanding, respectively                    25,176         21,344
   Additional paid-in capital                                2,999,670      2,453,503
   Deficit accumulated during the development
        stage                                               (3,724,302)    (2,743,555)
                                                           -----------    -----------
      Total shareholders' deficit                             (697,612)      (266,864)
                                                           -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'DEFICIT           $   809,901    $   902,770
                                                           ===========    ===========

       (See accompanying notes to unaudited consolidated financial statements)

                                          3




                                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                                                March 15, 1995
                                                                                                                  (Inception)
                                               Three Months Ended                  Nine Months Ended                Through
                                                    March 31,                          March 31,                   March 31,
                                         ------------------------------      -----------------------------       ------------
                                             1998              1997              1998              1997              1998
                                         ------------      ------------      ------------      -----------       ------------
REVENUE:


 Consulting                              $       --        $       --        $     30,000      $       --        $     30,000
 Interest Income - related party                 --              31,566              --              84,528           162,761
                                         ------------      ------------      ------------      ------------      ------------
     Total Revenue                               --              31,566            30,000            84,528           192,761


COSTS AND EXPENSES:
 Cost of goods                                   --                --              11,427              --              11,427
 General and administrative                   218,035               314           741,015             2,240           880,370
 Research and development                      85,398              --             211,923              --           2,756,863
 Interest expense - related party              18,926            44,153            46,383           114,201           268,404
                                         ------------      ------------      ------------      ------------      ------------
     Total costs and expenses            $    322,359      $     44,467      $  1,010,748      $    116,441      $  3,917,064
                                         ------------      ------------      ------------      ------------      ------------

NET LOSS                                 $   (322,359)     $    (12,901)     $   (980,748)     $    (31,913)     $ (3,724,303)
                                         ============      ============      ============      ============      ============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                      $       (.01)     $       (.02)     $       (.04)     $       (.04)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      25,176,432           784,236        23,781,938           784,236
                                         ============      ============      ============      ============






                   (See accompanying notes to unaudited consolidated financial statements)



                                                     4

                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                                                                  March 15, 1995
                                                                                                                    (Inception)
                                                     Three Months Ended                Nine Months Ended              Through
                                                         March 31,                         March 31,                 March 31,
                                               ----------------------------      ----------------------------      -----------
                                                  1998             1997             1998             1997              1998
                                               -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $  (322,359)     $   (12,901)     $  (980,748)     $   (31,913)     $(3,724,303)
Adjustments to reconcile net loss
  to net cash used in
  operating activities:
Acquired research and development
  expense                                             --               --               --               --          2,536,494
 Depreciation and amortization                      31,454             --             86,750             --            136,599
 (Increase)decrease in:
     Inventory                                         468             --            (53,678)            --            (99,449)
     Interest receivable                              --            (24,844)            --            (63,682)        (141,863)
     Other current assets                            6,044             --            (12,416)            --            (12,416)
 (Decrease) increase in:
   Accrued interest payable to
     shareholders                                   18,926           37,431           44,755           93,354          247,879
   Accounts payable                                 (9,834)            --            (46,532)            --             65,766
   Other accrued liabilities                       (58,401)            --            (10,344)            --            (41,009)
                                               -----------      -----------      -----------      -----------      -----------
Net cash used in operating                        (333,702)            (314)        (972,213)          (2,241)      (1,032,302)
  activities                                   -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                  (408)            --            (75,260)            --            (90,359)
 Dispositions of property and
   equipment                                          --               --              8,702             --              8,702
 Advances to affiliates                               --               --               --            (54,473)        (932,925)
 Purchase of notes receivable and
   security interest                                  --               --               --               --           (225,000)
 Cash received in acquisition                         --               --               --               --            303,812
                                               -----------      -----------      -----------      -----------      -----------
   Net cash used in
       investing activities                           (408)            --            (66,558)         (54,473)        (935,770)
                                               -----------      -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                                --               --               --               --            103,127
 Proceeds from notes payable
   to shareholders                                    --               --            160,000             --            160,000
 Proceeds from convertible notes
   payable to shareholders                         300,000             --            740,000            5,000        1,502,400
 Proceeds from line-of-credit                         --               --               --               --            299,505
                                               -----------      -----------      -----------      -----------      -----------
   Net cash provided by
       financing activities                        300,000             --            900,000            5,000        2,065,032
                                               -----------      -----------      -----------      -----------      -----------
Increase (decrease) in cash and
  cash equivalents                                 (34,110)            (314)        (138,771)         (51,714)          96,960
Cash & cash equivalents at
  beginning of period                              131,070            2,955          235,731           54,355             --
                                               -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end
  of period                                    $    96,960      $     2,641      $    96,960      $     2,641      $    96,960
                                               ===========      ===========      ===========      ===========      ===========







                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                                                     March 15, 1995
                                                                                                                       (Inception)
                                                          Three Months Ended                Nine Months Ended            Through
                                                               March 31                         March 31,               March 31,
                                                    ------------------------------    -----------------------------    ----------
                                                        1998             1997             1998            1997            1998
                                                    -------------    -------------    ------------    -------------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                        $        --      $        --      $        746    $       7,122    $   26,070
                                                    =============    =============    ============    =============    ==========
    Taxes                                           $        --      $        --      $       --      $        --      $     --
                                                    =============    =============    ============    =============    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                  $        --      $        --      $       --      $        --      $2,199,026

                                                    =============    =============    ============    =============    ==========
Conversion of 10% Convertible,
  Redeemable Promissory Notes into
  shares of the Company's Common
  Stock at the rate of $0.1315 per
  share or 4,182,509 shares                         $        --      $        --      $    550,000    $        --      $  550,000
                                                    =============    =============    ============    =============    ==========

Conversion of short term notes and
  accrued interest into Convertible,
  Redeemable Promissory Notes                       $        --      $        --      $    183,575    $        --      $  183,575
                                                    =============    =============    ============    =============    ==========



                              (See accompanying notes to unaudited consolidated financial statements)




                                                                6

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                Special Note Regarding Forward-Looking Statements

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the ability of the Company to: obtain sufficient capital, further develop the manufacturing process for its product, manufacture its product at a cost that would result in profitable sales, sell a sufficient number of screens at a sufficient price to result in positive operating margins, implement a marketing plan, attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.


General

     In December 1993, Advance Display Technologies, Inc. ("ADTI" or "the Company") and individual investors organized a limited partnership, Display Optics, Ltd. (the "Partnership" or "DOL"), to obtain capital and to continue development of the fiber optic video technology and other related display screen technology. The Company acted as a general partner and the Partnership was managed by Display Group, LLC. Display Group was formed by the limited partners of the Partnership and other individuals and entities to manage and partially fund operations of the Partnership. Display Group had no equity interest in DOL as all interests of Display Group in DOL were in the form of convertible debt.

     The Company conducted substantially all of its business through the Partnership until the completion of an exchange effective May 21,1997 (see below). Based on an analysis of the Partnership Agreement and generally accepted accounting principles, a research and development arrangement existed between the Partnership and the Company which required ADTI to record the expenses incurred by the Partnership as a liability.

     Effective May 21, 1997, the Company entered into an exchange agreement (the "Exchange") with Display Group, DOL and the owners of Display Group and DOL (the "Investors"). Under the terms of the Exchange and previously existing agreements, all member interests in Display Group, partnership interests in DOL, convertible notes totaling $1,799,026, and Series B Preferred Common Stock held by the Investors were exchanged for 17,509,868 shares of ADTI Common Stock and 1,843,900 shares of Series C Preferred Stock issued to the Investors. The Exchange resulted in Display Group and DOL becoming wholly-owned subsidiaries of ADTI whereby the operations of Display Group and DOL were consolidated with those of the Company. The Exchange resulted in the Investors acquiring in the aggregate a direct interest in Common Stock equal to approximately eighty-two percent (82%) of the Company's issued and outstanding Common Stock.

     The Exchange was accounted for using the purchase method of accounting. As the former members of Display Group acquired a majority of the Company's Common Stock, for financial statement reporting purposes, the Exchange was treated as a reverse acquisition whereby Display Group was considered the acquiring entity. Therefore, the financial statements for periods through May 31, 1997 have been restated to reflect only the results of operations of Display Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of the Company, DOL and Display Group. Effective December 31, 1997, DOL was liquidated. Display Group is a wholly-owned subsidiary with no operating activity except for the ongoing pursuit of a legal claim.


Results of Operations

     During the quarter ended March 31, 1998, the Company continued development efforts on a fiber optic large display screen system, the related manufacturing process and a marketing study and plan overview. The Company had no sales to report for this period. Future sales are contingent on the Company's ability to improve and further develop the product and manufacturing process and complete and successfully execute a detailed marketing plan.

     For the fiscal quarter and nine months ended March 31, 1998, the Company reported net losses of ($322,359) and ($980,748), respectively, as compared to ($12,901) and ($31,913) for the same periods of the prior fiscal year. The increases in fiscal 1998 from fiscal 1997 are primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the first nine months of the current fiscal year.

     The Company reported total revenue of $0 and $30,000 for the fiscal quarter and nine months ended March 31, 1998. Revenue from the nine months ended March 31, 1998, consisted entirely of consulting fees pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. The agreement called for the Company to provide market research information for consideration of $5,000 per month. This agreement expired on December 31, 1997. The Company reported total revenue of $31,566 and $84,528 for the fiscal quarter and nine months ended March 31, 1997, respectively, which consisted entirely of interest income from loans made by Display Group to the Partnership. These loans were converted to equity of the Company effective May 21, 1997 pursuant to the Exchange described above. Therefore, there was no related party interest income reported for the fiscal quarter and nine months ended March 31, 1998. There were no sales of the Company's products to report for the quarter or nine month period ended March 31, 1998.

     The Company reported general and administrative ("G&A")expenses of $218,035 and $741,015, respectively for the quarter and nine months ended March 31, 1998, respectively, and $314 and $2,240 for the quarter and nine months ended March 31, 1997, respectively. The Company also reported research and development ("R&D") expenses of $85,398 and $211,923 for the quarter and nine months ended March 31, 1998, respectively. There were no research and development expenses reported for the quarter and nine months ended March 31, 1997. These increases in the current fiscal periods from amounts reported for the same periods of the prior fiscal year were primarily due to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 and the inclusion of operational activity of the combined entities for the first nine months of the current fiscal year. G&A expenses for the fiscal quarter and nine months ended March 31, 1998, respectively, included: 1) depreciation and amortization of approximately $30,000 and $83,000; 2) promotional and travel expenses of approximately $5,000 and $34,000; 3) general office expense of approximately $31,000 and $94,000; 4) employee salaries and expenses of approximately $72,000 and $270,000; and 5) professional and consulting fees of approximately $80,000 and $260,000 (primarily due to legal fees incurred in connection with the Exchange transaction and ongoing litigation, and accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1997 and the audit of financial statements of DOL and Display Group in connection with the Exchange).

     Interest expense decreased from $44,153 and $114,201 for the fiscal quarter and nine months ended March 31, 1997, respectively, to $18,926 and $46,383 for the same periods of the current fiscal year, respectively. This decrease was primarily due to a reduction in debt due to the conversion of notes into equity per the Exchange.


Liquidity and Capital Resources

     Due to significant costs associated with development and marketing of the Company's products and the lack of material sales to date, the Company has experienced a continuing need for financing since the 1980's. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. The Company's operations were essentially dormant from approximately 1990 to 1993. In fiscal 1994, ADTI formed the Partnership to obtain capital to continue development of its technology. (See General, above.)

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for more than four years. At March 31, 1998, the Company reported negative net worth of $697,612 and negative working capital of $408,724. The Company will require additional capital for administrative expenses, continued development of the product and manufacturing process, marketing costs and other costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) improve and further develop the product and the related manufacturing process; 2) successfully market the product; 3) obtain additional funding through outside sources; and 4) achieve and maintain profitable operations. Although management is attempting to achieve these objectives, there can be no assurance that the Company will be able to obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flow from financing activities for the fiscal quarter and nine months ended March 31, 1998 consisted entirely of loans to the Company from two shareholders totaling $0 and $160,000 respectively, and the issuance of convertible, redeemable promissory notes totaling $300,000 and $740,000, respectively. Proceeds from financing activities during the nine months ended March 31, 1998 were primarily used for manufacturing a 7'x9' screen, ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

     On February 4, 1998, the Company completed an additional private placement offered to qualified investors. The private placement provided for the issuance of a minimum of $300,000 and a maximum of $650,000 of 10% Convertible, Redeemable Promissory Notes (the "Notes") issuable in increments of $10,000. The Notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. On February 4, 1998, the Company sold $300,000 of these Convertible, Redeemable Promissory Notes to two existing shareholders.

     ADTI reported a working capital deficit position at March 31, 1998. Current liabilities exceeded current assets by $408,724. At March 31, 1998, current liabilities consisted entirely of trade payables and accrued expenses which were incurred due to litigation costs, costs of the Exchange, costs associated with the various private offerings and operating costs.

     The Company's working capital deficit position improved at March 31, 1998 from June 30, 1997 by approximately $463,000 due to the conversion of short-term convertible debt on October 14, 1997 and the subsequent issuance of new convertible debt with terms in excess of one year as discussed above.

     The Company's efforts will continue to be focused on further development of a fiber optic large display screen system and the related manufacturing process. During the quarter ended March 31, 1998 the Company completed a marketing study and marketing plan overview. The Company plans to complete a detailed marketing plan as development of the product and related manufacturing process progresses. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that the Company will be able to acquire the capital needed or be successful in achieving any of these objectives.


IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     As of the date of this report, no assessment has been made as to the effects of the Year 2000 Issue on the Company. Therefore, the Company is unable to determine whether the Year 2000 Issue will materially affect the Company's operating ability, future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The Company intends to initiate an assessment of the potential impact of the Year 2000 Issue on the Company's business in the future.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  CHANGES IN SECURITIES.

     On February 4, 1998, the Company sold additional securities pursuant to a private placement in transactions exempt from the registration requirements of the 1933 Act. The Company sold 10% Convertible, Redeemable Promissory Notes in the aggregate principal amount of $300,000, to accredited investors pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. The Company received all cash from this offering. The notes issued pursuant to the offering will be due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company has the right to call these notes after approximately one year from the date of issuance and the noteholders will have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.


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


                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (Registrant)



Date: May 7, 1998                                         /S/ Kenneth P. Warner
      -----------                                         ---------------------
                                                              Kenneth P. Warner
                                          President and Chief Executive Officer
                                        (Chief Executive and Financial Officer)