Form 10KSB
period 1998-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1998-10-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998
                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                        84-0969445
   ----------------------                         -------------------------
  (State of incorporation)                       (I.R.S. Identification No.)


           1251 S. Huron, Unit C, Denver, Colorado         80223
           ---------------------------------------        --------
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

                                 Title of Class
                          ----------------------------
                          Common Stock $.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer reported revenues and interest income of $32,621 for the fiscal year ended June 30, 1998.

     The aggregate market value of the 7,011,879 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of October 5, 1998 was $390,036. As of October 5, 1998 the registrant had outstanding 23,774,275 shares of Common Stock.

                                Table of Contents

                                                                         Page
                                     Part I.


Item 1.    Business...................................................... 1
Item 2.    Description of Property....................................... 7
Item 3.    Legal Proceedings..............................................8
Item 4.    Submission of Matters to a Vote of Security Holders............9



                                    Part II.


Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................9
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................10
Item 7.    Financial Statements and Supplementary Data...................15
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................15



                                    Part III.


Item 9.    Directors and Executive Officers of the Registrant and
               Compliance with Section 16(a) of the Exchange Act ........16
Item 10.  Executive Compensation.........................................19
Item 11.  Security Ownership of Certain Beneficial Owners
                and Management...........................................22
Item 12.  Certain Relationships and Related Transactions.................24
Item 13.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...............................................26

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding Advance Display Technologies, Inc.'s ("ADTI" or the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital, to further develop and improve the manufacturing process for its product, to manufacture its product at a cost that would result in profitable sales, to sell a sufficient number of screens at a sufficient price to result in positive operating margins, to attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with this Report (See Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K).
              ---------------------------------------------------------------

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

     In December, 1993, ADTI and individual investors organized a limited partnership to obtain capital and to continue development of the fiber optic video technology and other related technology. Display Optics, Ltd. ("DOL" or the "Partnership") was a Colorado limited partnership of which ADTI served as a general partner and Display Group, LLC ("Display Group") acted as the managing general partner. Display Group was formed by the limited partners of the Partnership and other individuals and entities to manage and partially fund operations of the Partnership. Display Group had no equity interest in DOL as all interests of Display Group in DOL were in the form of convertible debt. ADTI transferred its technology, including patent rights and a non-exclusive license agreement to the Partnership in exchange for a then-majority interest in the Partnership. ADTI's majority interest was subject to a reduction upon conversion of rights granted to additional investors.

     Effective May 21, 1997, the Company experienced a change in control as a result of an exchange transaction (the "Exchange") in which the operations of DOL and Display Group were consolidated with those of the Company. The Company acquired DOL and Display Group in the Exchange for issuance of Common and Preferred Stock in ADTI. The Partnership and Display Group became wholly-owned subsidiaries of the Company. The Partnership was subsequently dissolved effective December 31, 1997. The investors participating in the Exchange transferred assets including Series B Preferred Stock of the Company, equity interests in DOL and Display Group, together with promissory notes representing loans previously made to such entities, in exchange for an aggregate direct interest in the Company equal to approximately eighty-two percent (82%) of the Company's then issued and outstanding Common Stock, as well as shares of a newly created class of Series C Preferred Stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below) The Exchange was designed to simplify administration of the Company's affairs and public reporting to its shareholders and the Securities and Exchange Commission.

 The Product
 -----------

     The Company's product under development (the "FiberVision(TM)Screen" or "Screen") uses a projection light source to send images through a bundle of optical fibers which are evenly disbursed in a matrix pattern forming the viewable screen face. This screen is designed so that the image input by the projector is enlarged more than thirty-six (36) times on the face of the screen. Possible applications include video display systems for stadiums and arenas, point-of-purchase advertising in such markets as shopping malls, department stores and supermarkets, as well as providing information and advertising in such locations as airports, trade shows, race tracks and video billboards.

     The Screen is a passive image transfer and magnification device. The Screen is currently constructed by assembling a multitude of screen modules to form a screen of virtually any size. For example, a 9' x 12' screen is composed of modules which collectively may contain up to 500,000 fiber optic strands, each representing a picture element ("pixel"). The number of pixels per module can be changed by simply changing the space between fibers, by adding or subtracting a number of fibers or by using fibers of various diameters to obtain a specific resolution.

     The quality of a video image depends upon two key factors, resolution and contrast ratio. Resolution is the number of dots or pixels which form the picture and create the resolution of a screen. The Company's Screen may contain up to twenty times the number of pixels per square area as competitive large screen displays. Contrast ratio is the measurable difference between pixels that are "on" (white) and pixels that are "off" (black). Contrast also depends upon the amount of ambient light reflected back to the viewer's eyes from the screen surface. Since the Screen surface is flat black in appearance, very little ambient light is reflected, resulting in a greater contrast ratio.

     Management believes that the Company's future Screen technology, if successfully developed, will possess unique features when compared to other large screen display technologies. One of the features of the Screen is a viewing angle of up to 170 degrees, both horizontally and vertically. Excluding the projection light source, the Screen itself has no electrical or moving parts which will wear out or need replacement. Therefore, replacement of the Screen itself is generally not necessary in permanent installations. Unlike typical front and rear screen projection technology, the Screen's relatively small input matrix significantly reduces the image "throw distance" thereby improving image quality.

     The Screens are less costly to produce than some competitive systems due to the simplicity of the FiberVision design as compared to the more complex, and expensive components and wiring of competitive systems. The Screen itself is a "passive" display system and contains no electrical components or moving parts. The electrical components of a Screen are limited to projection system technologies.

Current Developments
--------------------

     Management efforts during the fiscal year ended June 30, 1998 were primarily focused on raising additional capital and refining and redesigning the product and its method of manufacture. In an effort to eliminate certain deficiencies related to the screen surface and improve the overall quality of the system, the Company has investigated new design configurations and investigated alternative manufacturing processes for building the Screen.

     The Company has also determined that a projector substantially brighter and possessing a better cost to performance ratio than those commercially available today is needed to provide adequate illumination for the successful marketing of its Screen. Toward that end, the Company has placed illumination, projection, and electrical engineering specialists under contract to design and develop an adequately bright projection system for use with the Screen. (See Research and Development, below.) As of the date of this report, no definitive solution to this issue has been reached and there can be no assurance that these specialists will be successful in this endeavor. If these efforts are not successful, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.

     Management Changes. During the fiscal year ended June 30, 1998 and in connection with the Exchange, ADTI increased its board of directors from three
(3) to seven (7) members. Of these seven members, five subsequently resigned and three new members were appointed as their replacements which leaves the Board currently with five members. Effective September 11, 1998, Kenneth P. Warner resigned as President and Chief Executive Officer and Matthew W. Shankle was appointed President. (See Part III, Item 9. Directors, Executives, Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act).


     Manufacturing
     -------------

     The Company has in the past developed and patented a semi-automated manufacturing system for production of the current Screen. This system automatically aligned the optical fibers allowing the fiber optics and plastic spacers to be bonded into screen modules These screen modules were then assembled in rows and columns to create the Screen's front faceplate. This manufacturing and assembly process was performed by the Company.

     The Company has investigated alternatives to the overall design of the Screen in order to improve perceived image quality and also to prepare the Screen technology for more fully automated production. Further development of the screen and commencement of manufacturing operations has been placed on hold pending the development of an adequately bright projection system. ("See "Current Developments", above)

     Manufacturing  has not  been a  material  part  of the  business  to  date.
However, the Company manufactured a 9'x12' screen which was installed at the National Western Event Center in Denver Colorado during fiscal 1997 and an additional 7' x 9' Screen in August 1997. Screen modules were manufactured by Company employees. The Screen's structural frame construction was contracted to a third party. Final assembly and testing of the Screen was also completed by Company employees.


Raw Materials
-------------

     Procurement of raw materials has not been a significant factor in the Company's operations due to the early stages of manufacturing in which the Company is engaged. Raw materials required to produce the Screen consist primarily of optical fibers, common plastics and metal materials. The Company currently obtains its fibers from Mitsubishi Rayon of Japan. The Company is aware of two additional fiber suppliers with comparable quality and pricing.


Marketing
---------

     The Company has concentrated its immediate marketing efforts to sell products in the large screen market. In this market, the Company has initially targeted sports facilities, convention and transportation centers, casinos, users of message boards, and users of signage for advertising and information applications. The Company has not been aggressively marketing its Screens since January 1998 when the Company began investigating alternatives to the overall design of the Screen and its manufacturing process. Upon successful completion, the Company will renew its marketing efforts in the large screen market. The
Company will also target the audio visual rental display market for video reinforcement at concerts and other special events. The Company also plans to investigate the small screen video display market in the future.

     The Company has made only one commercial sale of the Screen since 1986 due to multiple factors. Such factors include the lack of cost effective projection systems, the working capital necessary to aggressively market its products and certain deficiencies relating to the Screen surface. Less than ideal overall quality of the Screen has been primarily due to the number of manual vs. automated processes that have been employed during the Company's limited manufacturing history. However, the quality of the Screen as produced is adequate to utilize as a demonstration unit for limited marketing purposes and may also be adequate to be sold for some applications. Nevertheless, it is the Company's goal to address and resolve these limiting factors before aggressively marketing its Screens.

     During the fiscal year ended June 30, 1998, the Company completed a current marketing study and a preliminary marketing plan. The marketing study was performed by BBC Research & Consulting of Denver, Colorado. The preliminary marketing plan was assembled by marketing consultants and management. As the product redesign effort and automation of the manufacturing process are more fully developed, ADTI may expand its marketing efforts to further explore new and existing markets. However, there can be no assurance that sufficient capital will be obtained to undertake these activities or that the new product design or manufacturing process will be significantly improved.

Competition
-----------

     Fiber Optic Systems: Management is not aware of any other products on the market which are based on the same technology as the Screens. However, InWave, Inc. of Eugene, Oregon also manufactures a fiber optic display screen. The Company believes that InWave is currently selling its product for advertising applications. The fiber optic display sold by InWave has a lower resolution and a narrower viewing angle than the FiberVision product and it is manufactured using a significantly different method.

     Light Bulb or CRT Systems: Several companies, including Sony, Panasonic, Toshiba, and Mitsubishi, manufacture large video screens which are based on light bulb or CRT technology. These systems are competitive with the Screen and currently represent the majority of the large screen market. In the opinion of management, the drawbacks of such systems in comparison with the Screen are lower resolution, higher maintenance costs, higher consumption of electricity, and higher purchase price.

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

     Videowalls: Videowalls are assembled using multiple rear screen projection television systems coupled together in rows and columns. Videowalls are mainly used for sports events, concerts, trade shows, conventions and other special events for information and amusement. Limitations of this technology include a limited viewing angle, visible seams, non-uniform color and brightness, lack of contrast ratio, and lack of necessary brightness for outdoor use.

     LED Systems: Full color LED matrix displays represent a major new competitive challenge for the Screen. Although the Screen has some unique advantages over LED technology, the LED displays are being marketed by major electronics manufacturers, including Sony, Mitsubishi and Panasonic.

     In summary, the Company is subject to active competition from various companies in the video display industry. Most of these companies have substantially greater financial and human resources and production capabilities than those of the Company. These competitors have more well-established products and brand names in the market. The Company is at a substantial competitive disadvantage because of the new technology upon which its products are based and the limited track record for those products.

Research and Development
------------------------

     During the fiscal year ended June 30, 1998, the Company continued efforts to eliminate certain deficiencies related to the screen surface and improve the overall quality of the system. The Company has investigated new design configurations and investigated alternative manufacturing processes for building the Screen.

The Company has also determined that a projector substantially brighter and possessing a better cost to performance ratio than those commercially available today is needed to provide adequate illumination for the successful marketing of its Screen. The Company has placed illumination, projection, and electrical engineering specialists under contract in an effort to design and develop an adequately bright projection system for use with the Screen.

Approximately $364,000 was spent on research and development by the Company during the fiscal year ended June 30, 1998.


Proprietary Rights
------------------

     The Company's product is predicated on a proprietary fiber optic display module with coherently ordered fibers which can be designed and configured in a variety of sizes, shapes and resolution to provide large display screen products. Since its inception, the Company has been issued various patents covering its technology, products, components, assembly methods and processes, primarily relating to the fiber optic module. The first patent for the Screen and manufacturing method for the Screen was filed in February 1984 and subsequently issued in March, 1987. The Company acquired this patent and all technology, processes, formula and know how, that relate directly or indirectly to fiber optics display technology from the original holder, in exchange for a limited profit interest in the Company. However, it is Management=s belief that this profit interest has been relinquished based upon the review of the original assignment and other documents executed with the original patent holder.

     The Company has subsequently been granted or assigned five additional patents covering the design and manufacturing process for the Screen. One of the additional patents which was considered by management to be non-essential has expired. The Company has an additional patent pending with the U.S. Patent and Trademark Office.

     During the fiscal year ended June 30, 1998, the Company investigated alternative designs and manufacturing methods for the Screens. Based on these developments, the Company does not expect to generate significant future revenues from the use of intellectual property contained in its current patents. Accordingly, the Company has written off capitalized costs associated with these patents. However, the Company intends to hold and maintain these patents.

     The Company intends to protect its intellectual property through trade secrets and will also file for new patents on proprietary developments as appropriate. The Company believes intellectual property to be material to its business objectives and seeks to protect, develop and maintain its technology for the design and manufacturing of Screens in the strictest confidence.


Employees
---------

     As of September 30, 1998, ADTI employed two full-time employees, who conducted research and development and administrative functions. The Company may employ additional staff as further development or manufacturing requirements dictate and working capital permits. The Company has also placed illumination, projection, and electrical engineering specialists under contract in an effort to design and develop an adequately bright projection system for use with the Screen. The Company also retains various consultants on a contract basis as needed for management, legal and accounting services.


Item 2.  DESCRIPTION OF PROPERTY

     ADTI currently occupies office, R & D and manufacturing space at 1251 South Huron, Units A, B and C, Denver, Colorado 80223. The facility has a total of approximately 6,300 square feet at a current rental cost of $3,469 per month. Of the total space, approximately 40 percent is office space and 60 percent is R & D and manufacturing area. The Company leases the facility pursuant to a three year lease expiring June 30, 2001. The Company may terminate the lease prior to its expiration by providing the landlord with notice to vacate two months prior and paying a penalty equal to two monthly lease payments. Management deems the current space to be adequate for its present operations, however, as working capital permits and operations dictate, the Company may consider additional space in the future.

Item 3.  LEGAL PROCEEDINGS

DISPLAY GROUP, LLC vs. AMERICAN CONSOLIDATED GROWTH CORPORATION.
----------------------------------------------------------------

     This civil action involved ownership of Common Stock of ADTI. Plaintiff Display Group, LLC, a subsidiary of the Company, filed a civil action dated July 19, 1996 against American Consolidated Growth Corporation ("ACGC") and AGT Sports, Inc. in the Arapahoe County District Court, Civil Action No. 96-CV1560, seeking ownership of approximately 1,400,000 shares of Common Stock of ADTI pursuant to a security interest owned by Display Group. That security interest was acquired from the Resolution Trust Corporation ("RTC") pursuant to a public sale. This civil action was terminated concurrently with the suit discussed below.


DISPLAY GROUP, LLC vs CORPORATE PARTNERS, INC. and JEFFREY S. ROBINSON
----------------------------------------------------------------------

     This civil action arose from the same loan package acquired by Display Group, LLC from the RTC that is described above regarding the claim on the collateral against American Consolidated Growth Corporation. Plaintiff Display Group, LLC filed a civil action against Corporate Partners, Inc. ("CPI") and Jeffrey S. Robinson in the District Court of Lubbock County, Texas, the 140th Judicial District, Civil Action No. 96-557024. This civil action sought judgment on a promissory note dated September 19, 1990 (the "Note") and against Jeffrey Robinson under a Guarantee and Confirmation of Guarantee of that Note.

     On August 17, 1998, the Company executed an agreement effective August 10, 1998 (the "Settlement Agreement") in settlement of both matters. In connection with the Settlement Agreement, CPI and Robinson paid the Company $175,000 cash and transferred and assigned to the Company a minimum of 1,402,157 shares of ADTI Common Stock. Prior to the settlement, a portion of this Common Stock was held by the registry of the court pending completion of trial on the merits of the case. CPI, Robinson and/or ACGC have also agreed to transfer any additional shares of ADTI Common Stock owned by any of them and which was not transferred on the date of closing. The ADTI Common Stock acquired in the settlement was returned to the authorized but unissued stock of ADTI. The cash received in settlement of the litigation was used as working capital.

     Also as part of the settlement, the parties executed mutual releases and covenants not to sue for any claims which were or could have been the subject of the litigation and which existed from the beginning of time to the settlement date.

     Neither the Company, nor any officers or directors in their capacities as such, are involved in any matters of material litigation as of the date of filing this report.

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


Fiscal Quarter Ended                           High                Low
                                               ----                ---
        1997
September 30, 1996                           $0.1250             $0.0625
December 31, 1996                              .0625               .0625
March 31, 1997                                 .2500               .0313
June 30, 1997                                  .2500               .1250


        1998
September 30, 1997                           $0.3125              $.0625
December 31, 1997                              .2500               .1875
March 31, 1998                                 .2188               .1563
June 30, 1998                                  .2200               .1875


     As of September 30, 1998 there were approximately 1,740 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (See page iii of this report.)

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

     Effective May 21, 1997, the Company  acquired the  Partnership  and Display
Group (the "Exchange") in which the operations of the Partnership and Display Group were consolidated with those of the Company. The Company issued 17,509,868 shares of Common Stock and 1,843,900 shares of a newly created class of Series C Preferred Stock in exchange for equity securities and convertible notes originally acquired by a group of investors. (See "The Exchange" under Item 1. Business, above) The Exchange resulted in those investors acquiring in the
aggregate  a  direct   interest  in  Common  Stock  of  the  Company   equal  to
approximately eighty two percent (82%) of the Company's then issued and outstanding Common Stock.

     The Exchange was accounted for using the purchase method of accounting. As the former members of Display Group acquired a majority of the Company's Common Stock, for financial statement reporting purposes, the Exchange was treated as a reverse acquisition whereby Display Group was considered the acquiring entity. Therefore, the financial statements for periods prior to May 31, 1997 have been restated to reflect only the results of operations of Display Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of the Company, DOL and Display Group. Effective December 31, 1997, DOL was dissolved.

Results of Operations
---------------------

     For the fiscal year ended June 30, 1998, the Company reported a net loss of ($2,971,929) as compared to ($2,718,839) for fiscal 1997. The loss in 1998 includes adjustments to interest expense of approximately $1,014,000, compensation expense of approximately $214,000 and a write-down of intangibles of $451,492. These adjustments were all non-cash in nature, required pursuant to generally accepted accounting principles and are more fully described below.
Excluding these three items, the Company would have reported a net loss of $1,292,379 for the fiscal year ended June 30, 1998. During fiscal 1997, the Company recorded the research and development (R&D) write down of $2,536,494 in connection with the Exchange. This amount represents the excess of the purchase price over the net liabilities acquired which was expensed in that fiscal year due to the purchase of incomplete research and development.

     The Company reported total revenue and interest income of $32,621 and $97,755 for the fiscal years ended June 30, 1998 and 1997, respectively. The 1998 revenue consisted primarily of consulting fees received in connection with the Service Agreement between the Company and Toshiba Lighting and Technology Company ("TLT") whereby TLT paid the Company $5,000 per month for six months in consideration of market research information. The 1997 revenue consisted entirely of interest income from loans made by Display Group to the Partnership. Management does not anticipate that the Company will receive revenue until such time as it completes development of its product.

     The Company reported no revenue from the sale of its product for the fiscal year ended June 30, 1998. Management believes the lack of sales of products has been attributed to the inadequacies or cost inefficiencies of projection systems together with certain deficiencies relating to the screen surface. There was one sale of the Company's product for $110,000 and other revenues received of $22,000 (through DOL) during the fiscal year ended June 30, 1997 which are not reported as revenues in the Company's financial statements due the to reverse acquisition. The Company manufactured the one screen it sold internally and installed this 9' x 12' fiber optic screen at the National Western Event Center in Denver, Colorado. This installation represents the first sale of the Company's product since the late 1980's.

     The Company reported general and administrative expenses of $1,103,730 and $134,102 for the fiscal years ended June 30, 1998 and 1997, respectively. These increases in 1998 from amounts reported in 1997 were primarily due to the inclusion of operational activity of the combined entities for 1998 compared to the restatement of the financial statements reporting only Display Group activity through May 31, 1997 for 1997. This increase was also due to additional compensation expense reported in fiscal 1998 of approximately $214,000 due to grants of stock options in fiscal 1998 at exercise prices below the quoted price of the Company's common stock on the grant dates. However, the Company believes that the exercise price more closely reflects the actual fair market value of the Company's common stock on the grant dates.

     During the fiscal year ended June 30, 1998, the Company investigated alternative designs and manufacturing methods for the Screens. Based on these developments, the Company does not expect to generate significant future revenues from the use of intellectual property contained in its current patents. Accordingly, the Company has written off capitalized costs of $451,492 associated with these patents.

     Research and development costs decreased from $2,544,940 for the year ended June 30, 1997 to $364,026 for the year ended June 30, 1998. This decrease is primarily due to the R&D write down in the year ended June 30, 1997 in connection with the Exchange in which the Company acquired incomplete research and development. Research and development costs of Display Optics and the Company for the fiscal year ended June 30, 1997, prior to and immediately following the Exchange totaled approximately $130,000. In 1998, R&D costs were primarily expended on the investigation of alternative design and manufacturing methods for its screen. As a result of this process, the Company determined that a projector substantially brighter and possessing a better cost to performance ratio than those commercially available today is needed to provide adequate illumination for the successful marketing of its Screen. The Company has placed illumination, projection, and electrical engineering specialists under contract to design and develop an adequately bright projection system for use with the Screen. Accordingly, the Company expects to incur additional R&D costs in the fiscal year ending June 30, 1999.

     The Company reported interest income of $97,755 for the fiscal year ended June 30, 1997 which was a result of funds advanced from Display Group to DOL. Pursuant to the Exchange, Display Group and DOL became wholly owned subsidiaries of the Company, therefor, there were no such advances and only a nominal amount of interest income reported for the fiscal year ended June 30, 1998. Interest expense increased to $1,085,302 for 1998 from $137,522 for 1997 primarily due to an additional charge to interest expense in fiscal 1998 of approximately $1,014,000. This charge was the result of immediately convertible debt that was issued at a conversion price below the quoted price of the Company's Common Stock. Otherwise, interest expense would have decreased to $71,368 in the fiscal year ended June 30, 1998 from $137,552 for the same fiscal period of the prior year primarily due to a decrease in funds advanced and outstanding from outside investors for the fiscal year ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

     Due to significant costs associated with development and marketing the Company's products and the lack of material sales to date, the Company has experienced a continuing need for financing since inception. This need became particularly acute beginning in 1989, following protracted litigation over the Company's technology. The Company's operations were essentially dormant from approximately 1990 to 1993. In fiscal 1994, ADTI formed the Partnership to obtain capital to continue development of its technology. (See General, above)

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for more than five years. At June 30, 1998, the Company reported negative net worth of $1,460,735 and negative working capital of $539,052. The Company will require additional capital for administrative expenses, continued development of the product, further design and development of an automated manufacturing process and marketing costs.

Management believes that the Company's continued existence is dependent upon its ability to: 1) develop or acquire an adequately bright projector; 2) complete the design and development of the alternative automated manufacturing process;
3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     During the fiscal year ended June 30, 1998, the Company completed a private placement of its Common Stock to a single qualified investor. The Company sold 10% convertible promissory notes in the aggregate principal amount of $550,000, of which $500,000 was received during the prior fiscal year. Effective October 14, 1998, these notes were converted into 4,182,509 shares of the Company's Common Stock at the rate of $0.1315 per share pursuant to the terms of the note.

     Cash flows from financing activities for the fiscal year ended June 30, 1998 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $1,050,000. These notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. These notes are unsecured. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows for the year ended June 30, 1998 were used for manufacturing a 7' x 9' screen, ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

     On August 17, 1998, the Company executed an agreement effective August 10, 1998 (the "Settlement Agreement") in settlement of previously pending litigation. (See Item 3. "Legal Proceedings", above.) In connection with the Settlement Agreement, the Company received $175,000 cash and 1,402,157 shares of ADTI Common Stock. The ADTI Common Stock acquired in the settlement has been returned to the authorized but unissued stock of ADTI. The cash received in settlement of the litigation was used to pay certain litigation costs and as working capital.

     On September 25, 1998 and October 5, 1998, the Company sold an aggregate of $100,000 of 10% convertible, redeemable promissory notes under a private placement offered to qualified investors with substantially the same terms as those discussed above.

     Cash flows from financing activities for the fiscal year ended June 30, 1997 consisted entirely of a single loan to Display Group from a member of $5,000. The Company also reported cash flows from investing activities for 1997 in connection with the Exchange of $303,812. Cash flows from financing and investing activities for 1997 were used for investments in capital equipment of approximately $15,099 and operating activities and were partially advanced to DOL prior to the Exchange.

     ADTI reported a working capital deficit position at June 30, 1998. Current liabilities exceeded current assets by $539,052. At June 30, 1998, current liabilities consisted of trade payables and accrued expenses which were incurred primarily due to litigation costs, costs of the Exchange, costs associated with the various private offerings and operating costs. Subsequent to year end, a substantial portion of the payables related to litigation were satisfied.

     Pending a favorable outcome of the projection project described above, the Company will recommence efforts on further development of a fiber optic screen and related manufacturing process. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives.

Impact of the Year 2000 Issue
-----------------------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement established standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," was issued in February 1998. This statement revised the disclosure requirement for pensions and other post-retirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30,2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
            FINANCIAL DISCLOSURE

None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of October 5, 1998:

Directors and Officers     Age                 Position with ADTI
----------------------     ---                 ------------------

Gene W. Schneider          72               Chairman of the Board and Director

Matthew W. Shankle*        38               President and Director

Rebecca L. McCall          41               Secretary

David J. Babiarz, Esq.     43               Assistant Secretary

Lawrence F. DeGeorge       53               Director

Mark L. Schneider**        43               Director

Kenneth P. Warner          43               Director



* Matthew W. Shankle is the son-in-law of Gene W. Schneider and the brother-in-law of Mark L. Schneider.

** Mark L. Schneider is the son of Gene W. Schneider and the brother-in-law of Matthew W. Shankle.


Business Experience for Executive Officers and Directors:
---------------------------------------------------------

     Gene W. Schneider - Mr. Schneider was appointed a Director effective September 16, 1997 and as Chairman of the Board of Directors on October 3, 1997. Since 1989, Gene W. Schneider has served as Chairman and/or Chief Executive Officer of United International Holdings, Inc. ("UIH"), a NASDAQ publicly traded Company that provides multichannel television services in Europe, Asia/Pacific, and South America. Prior to that, Mr. Schneider was a Director and Officer of United Cable Television Corporation, a NYSE publicly-traded company, and its predecessors since inception. United Cable merged with several entities including United Artists Communications to form United Artists Entertainment

Company ("UAEC"), a publicly-traded company, where Mr. Schneider was Chairman until 1991, when UAEC merged with Tele-Communications, Inc. Mr. Schneider is currently on the board of five private corporations in addition to being on the board of UIH.

     Matthew W. Shankle - Mr. Shankle was appointed President effective September 14, 1998 and served as a Vice President of the Company from October 3, 1997. He is responsible for the overall day-to-day operations and strategic direction of the Company in conjunction with the Board of Directors. From June 1996 to September 1997, he served as a consultant to the Company for product research and development (R&D). He is also currently responsible for leading the effort to refine and further automate the Company's manufacturing process. From 1995 to 1997, Mr. Shankle served as an operations consultant for several high tech R&D/manufacturing subsidiaries of Telxon Corporation, a NASDAQ publicly-traded company. From 1992 to 1995, Mr. Shankle was employed by Virtual Vision, Inc. as the R&D/manufacturing facility development specialist. Mr. Shankle began his career at Lockheed Missiles and Space in the San Diego area.

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

Lawrence F. DeGeorge - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991 Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Since June 1997, Mr. DeGeorge has served as a director of UIH and since May 1998, as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services.

Mark L. Schneider - Mr. Schneider was appointed a Director effective September 16, 1997. Mr. Schneider is currently Executive Vice President of UIH where he is responsible for international investments, a position he has occupied since December, 1996. He has also been a Director of UIH since its inception. From 1989 to December, 1996, Mr. Schneider served as President or a consultant to UIH. Mr. Schneider is also currently President and Chief Executive Officer of United Pan- European Communications ("UPC"), a European private corporation which provides enhanced video, data communication and voice telephoning services. Prior to 1989, Mr. Schneider was a Vice President of Corporate Development of United Cable Television Corporation in international and domestic acquisitions. Mr. Schneider also held numerous positions as legislative counsel in Washington, D.C.

Kenneth P. Warner - Mr. Warner was appointed a director effective December 9, 1997. Mr. Warner served as President and Chief Executive Officer of the Company from September 17, 1997 until resigning these positions effective September 11, 1998. He is currently President and COO of International Series Research, Incorporated, a development stage technology company that is developing computer security and other products. From 1995 to 1997, Mr. Warner worked as a consultant, assisting various start-up companies, including the Company, and performing investment reviews. From 1994 to 1995, he was President of Cable Audit Associates, a company auditing the cable television operators on behalf of the cable television programmers. Mr. Warner was a Regional Vice President of UIH from 1993 to 1994. In 1988, he started and served as President until 1993 of a company that opened and operated 112 franchised Blockbuster Video(R) stores. Prior to that, Mr. Warner was an executive in the cable television industry for approximately nine (9) years. He began his career with Arthur Andersen & Co., a Big 6 CPA firm.


COMPLIANCE WITH SECTION 16.

     The following sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

     The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:



Name of Reporting Person    Late Form 3    Late Form 4    Late Form 5   Transactions
------------------------    -----------    -----------    -----------   ------------

Matthew W. Shankle              0               0             1               1
Rebecca L. McCall               0               0             1               1

Item 10.  EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth the compensation paid, or to be paid, by the Company for services rendered during the fiscal year ended June 30, 1998 to (a) the Chief Executive Officer of the Company, and (b) each of the four most highly compensated executive officers who served as executive officers at the end of the fiscal year and whose total annual salary and bonus exceeded $100,000.

                                SUMMARY COMPENSATION

                                                             Other Annual
     Name                Year          Salary       Bonus     Compensation     Total
     ----                ----          ------       -----     ------------     -----

Darrell D. Avey (3)      1998         $ 51,124         -0-        -0-         $ 51,124
Former Chairman,         1997     (1) $ 77,846         -0-        -0-         $ 77,846
President, Secretary     1996     (2) $ 80,000         -0-        -0-         $ 80,000
Vice President

Kenneth P. Warner (4)    1998         $114,231         -0-        -0-         $114,231
Former President,        1997              -0-         -0-        -0-              -0-
Chief Executive Officer  1996              -0-         -0-        -0-              -0-




     (1)  Includes $71,692 in salary paid by Display Optics, Ltd.

     (2)  Includes $80,000 in salary paid by Display Optics, Ltd.

     (3) Mr. Avey served as Chairman and Secretary until March 7, 1997 when he resigned as Secretary and was appointed President. Mr. Avey served as Chairman and President until October 3, 1997 when Mr. Avey was appointed a Vice President. Mr. Avey resigned from the Company effective January 7, 1998.

     (4) Mr. Warner was appointed President and Chief Executive Officer (CEO) effective September 17, 1997. Prior to his appointment, he received approximately $17,404 in fees for management services. He resigned as President and CEO effective September 11, 1998.



                                   Option/SAR Grants in Last Fiscal Year
                                            (Individual Grants)

                           Number of   Percent of total                                   Value of
                          Securities     options/SARs                                    unexercised
                          underlying     granted to     Exercise                         in-the-money
                         Options/SARS   employees in    or base       Expiration         options/SARs
  Name                    granted (#)   fiscal year   price ($/Sh)       date           at FY-end ($)(1)
  ----                    -----------   -----------   ------------       ----           ----------------

Darrell D. Avey            100,000          4.44%        $.1615        01/29/00             $  3,850
Rebecca L. McCall (2)      100,000          4.44%        $.1615        01/29/08             $      0
Matthew W. Shankle (2)     500,000         22.22%        $.1615        01/29/08             $      0
Kenneth P. Warner (3)    1,500,000         66.67%        $.1315        09/17/99             $ 49,235

     (1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 1998 of $.20.

     (2) One quarter of these options vest each year (annually for the first year and then on a monthly basis) during which the individual remains employed by the Company, for four years. As of the date of this report, none of these options were vested.

     (3) 437,500 of these options vested upon grant and the remaining options vested at the rate of 31,250 per month on the sixteenth (16th) day of each month that the individual was employed by the Company. As of the fiscal year ended June 30, 1998, 718,750 of these options were vested. As of the date of this report, 781,250 of these options were vested and no additional options will vest due to termination of employment by Mr. Warner.

Ms. McCall also holds options to purchase 30,000 shares of the Company's Common Stock at $.25 per share. These options are currently exercisable and expire in 2000.

There were no options exercised during the fiscal year ended June 30, 1998.

Employment Contract
-------------------

     The previous President and Chief Executive Officer signed a three year employment contract effective September 17, 1997. The contract provided for an initial annual base salary of $150,000 per year and reimbursement of expenses incurred on behalf of the Company. The contract was terminable at will by either party upon advance written notice.

     The executive also received non-qualified stock options for the purchase of 1,500,000 shares of the Company's Common Stock at an exercise price of $0.1315 per share pursuant to an option agreement as part of the employment contract. Of that amount, 437,500 of these options vested upon signing of the contract and 31,250 shares vested on the 16th of each month that the executive was an employee of the Company.

     This employment contract was terminated by the executive effective September 11,1998. As of the termination date, 781,250 of these options had vested. The executive may exercise these options until September 11, 1999. He did not receive any severance payments.

Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 1998, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.


Incentive Plans

Non-qualified Incentive Stock Option Plan
-----------------------------------------

     Effective February 6, 1990, ADTI's Board of Directors adopted a Non-qualified Incentive Stock Option Plan and reserved 100,000 shares of ADTI's Common Stock for issuance under this plan. The purpose of this plan is to provide incentives to key employees, directors and consultants of ADTI. The Plan is to be administered by ADTI's Board of Directors (the "Board") or a committee (the "Committee") consisting of not less than three persons. The Board or Committee has the power under the Plan to grant stock options, discount stock, stock appreciation rights and related benefits such as loans, tax benefits, surrender and other rights (each of which is referred to as an "Award"). Eligibility to receive Awards pursuant to the Plan is limited to individuals who render services which tend to contribute materially to the success of ADTI or its subsidiaries or which may reasonably be anticipated to contribute materially to the future success of ADTI or its subsidiaries. The Board or Committee has discretion as to the number and nature of the Awards granted to any individual. No option granted under the plan shall have a term in excess of ten years from the grant date.

     Pursuant to this plan, ADTI's Board of Directors, effective February 6, 1990, granted an aggregate of 65,000 options to purchase shares of ADTI's Common Stock for a per share exercise price of $3.50. All of these options are still outstanding, exercisable and expire in 2000.

Non-qualified Options
---------------------

     Prior to fiscal 1997, the Company granted options to purchase 61,500 shares at $.25 to $10.00 per share. These Non-qualified Options were granted at fair market value. None of these options have a term in excess of ten years. These options were outstanding at June 30, 1998, have not been exercised and expire from 1999 to 2000.

Equity Incentive Plan
---------------------

     On September 18, 1997, the Board adopted, subject to shareholder approval, an Equity Incentive Plan and reserved 2,500,000 shares of the Company's Common Stock for issuance under this plan. The purposes of this plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the operations of the Company by relating incentive compensation to increases in shareholder value, so that the income of those participating in the Plan is more closely aligned with the income of the Company's shareholders. The Plan is also designed to provide a financial incentive that will help the Company attract, retain and motivate the most qualified employees and consultants. The Plan permits the grant of Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Stock Appreciation Rights, Stock Bonuses, Stock Units and other stock grants. As of June 30, 1998, 2,250,000 options were outstanding under this plan at exercise prices from $.1315 to $.1615 per share. Of these options, 818,750 options are exercisable, of which 718,750 expire in 1999 and 100,000 expire in 2000. Of the non-vested options at June 30, 1998, 768,750 expired in 1998 due to termination of employment, 62,500 expire in 1999 and 600,000 expire in 2008.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of October 5, 1998, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to own 5% or more of the voting securities of ADTI, and all officers and directors as a Group. Information regarding certain beneficial ownership was derived from Schedule 13D, as amended, received by ADTI from the reporting persons pursuant to requirements of the Securities and Exchange Commission. As of October 5, 1998, the Company had outstanding 23,774,275 shares of Common Stock. The voting securities of the Company consist of i) Common Stock which is entitled to one vote per share; and,
ii) Series C Preferred Stock which have no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote with respect to those matters on which holders of Series C Preferred Stock are alone entitled to vote, except as provided by law. Unless otherwise stated, all ownership is direct by the reporting person.


                                                        Amount and                                                     Amount and
                                                        nature of                                                       nature of
Name and address of                Title of             Beneficial          Percent        Title of     Beneficial       Percent
  Beneficial owners                  Class              Ownership          of Class         Class        Ownership      of Class
-------------------                --------             ---------          --------       --------      ---------       --------

David J. Babiarz, Esq. (1)           Common                     0             .00%        Series C             0            .00%
7720 E. Belleview Ave              $.001 Par                                              Preferred
Suite 200                                                                                "Preferred"
Englewood, CO 80223

William W. Becker                    Common             1,873,369            7.88%        Preferred      197,278          10.70%
Box 143                            $.001 Par
Grand Cayman Island
British West Indies

Lawrence F. DeGeorge (1)             Common (2)         7,477,971           27.62%        Preferred            0            .00%
3127 Casseckey Island Road         $.001 Par
Jupiter, Florida 33477

Bruce H. Etkin                       Common             3,699,196           15.27%        Preferred      341,978          18.55%
1512 Larimer St., No. 325          $.001 Par
Denver, CO 80202

Rebecca L. McCall (1)                Common (3)            37,930            0.16%        Preferred            0            .00%
1251 S. Huron, Unit C              $.001 Par
Denver, CO 80223

G. Schneider Holdings                Common             4,941,959           20.79%        Preferred            0            .00%
4643 S. Ulster, Suite 1300         $.001 Par
Denver, CO 80237

Gene W. Schneider (1)                Common (4)         7,781,105           29.24%        Preferred      520,420          28.22%
4643 S. Ulster, Suite 1300         $.001 Par            Direct and
Denver, CO 80237                                         Indirect

Mark L. Schneider (1)                Common (5)         2,818,771           11.70%        Preferred      264,232          14.33%
4643 S. Ulster, Suite 1300         $.001 Par
Denver, CO 80237

Matthew W. Shankle (1)               Common                     0             .00%        Preferred            0            .00%
1251 S. Huron, Unit C              $.001 Par
Denver, CO 80223

Kenneth P. Warner (1)                Common (6)           781,250            3.18%        Preferred            0            .00%
1251 S. Huron, Unit C              $.001 Par
Denver, CO 80223

All current officers and             Common (2-6)     18,897,027            60.90%        Preferred      784,652          42.55%
directors as a group                                  Direct and
                                                        Indirect




                                                        23

     (1)  Officer or director.

     (2) Includes 3,295,462 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at the rate of $0.1615 per share until October 15, 2000 unless the note is called sooner by the Company.

     (3) Includes options to purchase 30,000 shares of Common Stock that are currently exercisable at $.25 per share and expire in 2000.

     (4) Includes 2,839,146 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at the rate of $0.1615 per share until October 15, 2000 unless the note is called sooner by the Company. Also includes 4,941,959 shares of Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider is the general partner.

     (5) Includes 309,598 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at the rate of $0.1615 per share until October 15, 2000 unless the note is called sooner by the Company.

     (6) Includes 781,250 options to purchase Common Stock at $0.1315 per share, exercisable until September 11, 1999.


Changes in Control
------------------

     The Company knows of no arrangement or events, the occurrence of which will result in a change in control.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1997, certain individuals and entities advanced money to DOL, for which the Company acted as general partner. Display Group, LLC, the Managing General Partner of Display Optics, Ltd., together with certain of its former members, advanced an aggregate of $1,670,046 to DOL as of the year ended June 30, 1997. Proceeds from those loans were utilized by the Partnership to continue research, development, manufacturing and marketing of the Company's fiber optic display technology.

     Effective May 21, 1997, these loans, together with certain equity interests in the Company, the Partnership and Display Group, were exchanged for a total of 17,673,868 shares of the Company's Common Stock valued at $.1315 per share and 1,843,900 shares of a newly created Series C Preferred Stock. Each shareholder, including certain officers and directors of the Company, received a pro-rata share of the newly issued capital stock based on their investment in these entities. Further, in connection with the Exchange Agreement, the parties contributed certain assets, including the security interest in the Company's technology, and all debt and equity of the Partnership and Display Group to the Company for an economic equivalent of equity in the Company.

     During the fiscal years ended June 30, 1998 and 1997, the Company paid or accrued certain administrative fees to individuals or entities listed as officers, directors or principal shareholders of the Company. Kenneth P. Warner was appointed President and Chief Executive Officer ("CEO") of the Company effective September 17, 1997. Prior to his employment, Mr. Warner received approximately $17,404 in fees for management services prior to his employment with the Company. Mr. Warner resigned as President and CEO effective September 11, 1998.

     Matthew W. Shankle was appointed a Vice President of the Company on October 3, 1997. During the fiscal years ended June 30, 1998 and 1997, Mr. Shankle received $15,000 and $25,343 in consulting fees, respectively. Carla G. Shankle received payments totaling approximately $10,083 in consulting fees during the fiscal year ended June 30, 1997, a portion of which related to an accrued balance carried forward from the fiscal year ended June 30, 1996. Ms. Shankle is the wife of Matt Shankle, daughter of Gene Schneider and sister of Mark Schneider.

     In connection with a dispute regarding rights to certain technology, the Company commenced a civil action in July 1996 against Mr. Nixon, a former officer and director of the Company and certain other entities. During the fiscal year ended June 30, 1997, in connection with the settlement of that litigation, Display Group made payments of $41,000 to or on behalf of Mr. Nixon and certain other defendants for payment of legal fees associated with this case.

     During the fiscal years ended June 30, 1998 and 1997, the Company paid $0 and $48,600, respectively, to Keith Hancock and Joan C. Hancock, his wife, collectively, for management and administrative services rendered. Also during the fiscal years ended June 30, 1998 and 1997, the Company incurred net fees of approximately $(2,710) and $5,100, respectively, for management consulting, rent, furniture and other administrative expenses, to Reserve Battery Cell, L.P., a Colorado limited partnership. During the fiscal years ended June 30, 1998 and 1997, the Company paid approximately $12,844 and $6,200, respectively, in management and administrative fees to Castle Pines Associates, LLC, a Colorado limited liability company. Mr. Hancock was a Director of the Company and is the President, Chief Executive Officer and Manager of Castle Pines Associates, LLC and was the President and Chief Executive Officer of Reserve Battery Cell, L.P.

     Mark L. Schneider and Gene W. Schneider are Directors of ADTI. Gene W. Schneider and G. Schneider Holdings are limited partners of Reserve Battery Cell. Mark Schneider is the son of Gene Schneider and a limited partner of G. Schneider Holdings. Matthew W. Shankle is the son-in- law of Gene Schneider and the brother-in-law of Mark Schneider.

     During the year ended June 30, 1997, DOL and the Company also incurred rent and other administrative expenses to two entities in which Gene and Mark Schneider are members. During the fiscal year ended June 30, 1998, the Company paid approximately $1000 to Wild West Development, LLC which related to amounts incurred in the years prior. During the year ended June 30, 1997, DOL and the Company incurred expenses of approximately $6,100 each to Schneider Investments, LLC and Wild West Development, LLC.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable than could be obtained from unaffiliated third parties.


Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules.
         ----------------------------------

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

7.  Not applicable.

8.  Not applicable.

9.  Not applicable.

10.1 ADTI's 1984 Non-Employee Incentive Plan (incorporated by reference, Annual Report Form 10-K for the fiscal year ended September 30, 1987).

10.2 ADTI's 1997 Equity Incentive Plan (incorporated by reference, Annual Report Form 10-K for the fiscal year ended June 30, 1997).

10.3 Exchange Agreement by and between the Company, the Partnership, Display Group and the Investors, dated May 21, 1997 without exhibits (incorporated by reference to Form 8-K dated May 21, 1997).

10.4 Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference, Annual Report Form 10-K for the fiscal year ended June 30, 1997).

10.5 Executive Employment Agreement between Kenneth P. Warner and the Company effective September 17, 1997 including: Exhibit A, Non-Qualified Stock Option Agreement between Kenneth P. Warner and the Company (effective September 17,
1997), and Exhibit B, Covenant Not to Compete between Kenneth P. Warner and the Company effective September 17, 1997 (incorporated by reference, Annual Report Form 10-K for the fiscal year ended June 30, 1997).

11.      Not applicable.

12.      Not applicable.

13.      Not applicable.

16.      Not applicable.

18.      Not applicable.

19. Not applicable.

    List of Subsidiaries of the Company (incorporated by reference, Annual Report Form 10-K for the fiscal year ended June 30, 1997).

23. Not applicable.

24. Not applicable.

25. Not applicable.

26. Not applicable.

27. Not applicable

28. Not applicable.

29. Not applicable.


     Reports on Form 8-K.
     --------------------

     ADTI filed a Form 8-K dated August 10, 1998 to report the acquisition of certain assets in connection with the settlement of pending litigation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle                            Date: October 13, 1998
------------------------------                          -----------------
By:      Matthew W. Shankle
         President
         (Chief Executive and Financial Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene W.  Schneider                            Date: October 13, 1998
----------------------                                  -----------------
By:      Gene W. Schneider
         Chairman of the Board and Director

/s/ Lawrence F. DeGeorge                          Date: October 13, 1998
------------------------                                -----------------
By:      Lawrence F. DeGeorge
         Director

/s/ Mark L. Schneider                             Date: October 13, 1998
----------------------                                  -----------------
By:      Mark L. Schneider
         Director

/s/ Matthew W. Shankle                            Date: October 13, 1998
------------------------------                          -----------------
By:      Matthew W. Shankle
         Director

/s/ Kenneth P. Warner                             Date: October 13, 1998
------------------------------                          -----------------
By:      Kenneth P. Warner
         Director

                       Advance Display Technologies, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                  June 30, 1998

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS




                                                                         PAGE

Independent Auditor's Report..............................................F-2

Balance Sheet - June 30, 1998 ............................................F-3

Statements of Operations - For the Years Ended June 30, 1998
         and 1997, and Cumulative from Inception (March 15, 1995)
         through June 30, 1998 ...........................................F-4

Statement of Changes in Stockholders' Equity (Deficit) - For
         the Period from Inception (March 15, 1995) through
         June 30, 1998....................................................F-5

Statements of Cash Flows - For the Years Ended June 30, 1998
         and 1997, and Cumulative from Inception (March 15, 1995)
         through June 30 1998.............................................F-6

Notes to Financial Statements.............................................F-8

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the balance sheet of Advance Display Technologies, Inc. as of June 30, 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1998 and 1997 and for the period from inception (March 15, 1995) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenta tion. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. and subsidiaries as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and for the period from inception (March 15, 1995) to June 30, 1998 in conformity with generally accepted accounting principles.

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



HEIN + ASSOCIATES LLP

Denver, Colorado
August 28, 1998

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 1998



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                            $    77,464
    Inventory                                                            16,238
    Other current assets                                                  8,108
                                                                    -----------
         Total current assets                                           101,810

PROPERTY AND EQUIPMENT, net                                             102,042
                                                                    -----------

TOTAL ASSETS                                                        $   203,852
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                $   484,060
    Other accrued liabilities                                           156,802
                                                                    -----------
         Total current liabilities                                      640,862

CONVERTIBLE NOTES PAYABLE                                             1,023,725

COMMITMENTS AND CONTINGENCY (Notes 1 and 3)

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 100,000,000 shares
         authorized, 1,843,900 shares issued and outstanding
         (liquidation preference of $2,765,850)                           1,844
    Common Stock, $.001 par value, 100,000,000 shares authorized,
         25,176,432 shares issued and outstanding                        25,177
    Additional paid-in capital                                        4,227,728
    Deficit accumulated during the development stage                 (5,715,484)
                                                                    -----------
         Total stockholders' deficit                                 (1,460,735)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   203,852
                                                                    ===========







              See accompanying notes to these financial statements.


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF OPERATIONS

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                                 INCEPTION
                                                       FOR THE YEARS ENDED                   (MARCH 15, 1995)
                                                            JUNE 30,                              THROUGH
                                              -------------------------------------               JUNE 30,
                                                  1998                      1997                    1998
                                              ------------             ------------             ------------

CONSULTING REVENUE                            $     30,200              $      --               $     30,200

INTEREST INCOME:
    Related party                                     --                     97,755                  162,761
    Other                                            2,421                     --                      2,421
                                              ------------             ------------             ------------

TOTAL REVENUE AND INTEREST INCOME                   32,621                   97,755                  195,382

COSTS AND EXPENSES:
    General and administrative                   1,103,730                  134,102                1,243,085
    Research and development                       364,026                2,544,940                2,908,966
    Impairment of intangible assets                451,492                     --                    451,492
    Interest expense - related party             1,085,302                  137,552                1,307,323
                                              ------------             ------------             ------------
         Total costs and expenses                3,004,550                2,816,594                5,910,866
                                              ------------             ------------             ------------

NET LOSS                                      $ (2,971,929)            $ (2,718,839)            $ (5,715,484)
                                              ============             ============             ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTIVE)                        $      (0.12)            $      (1.09)
                                              ============             ============


WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                      24,138,224                2,497,543
                                              ============             ============









                                  See accompanying notes to these financial statements.

                                                           F-4


                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 1998


                                        PREFERRED STOCK            COMMON STOCK           Additional
                                     ----------------------   -----------------------      Paid-In      Accumulated
                                       SHARES       Amount       Shares       Amount       Capital        Deficit       Total
                                     ----------    --------   -----------    --------     ----------    ----------    ----------
BALANCE, March 15, 1995 (Inception)         --     $   --            --      $   --       $     --      $     --      $      --

    Capital contributions                   --         --         697,095         697         90,971          --           91,668
    Net loss                                --         --            --          --             --            (286)          (286)
                                     -----------   --------   -----------    --------    -----------   -----------    -----------

BALANCE, June 30, 1995                      --         --         697,095         697         90,971          (286)        91,382

    Capital contributions                   --         --          87,141          87         11,372          --           11,459
    Net loss                                --         --            --          --             --         (24,430)       (24,430)
                                     -----------   --------   -----------    --------    -----------   -----------    -----------

BALANCE, June 30, 1996                      --         --         784,236         784        102,343       (24,716)        78,411

    Conversion of debt to common
         stock and issuance of
         preferred stock pursuant
         to acquisition of Display
         Group, LLC and Displa
         Optics, Ltd.                  1,843,900      1,844    20,559,687      20,560      2,351,160          --        2,373,564
    Net loss                                --         --            --          --             --      (2,718,839)    (2,718,839)
                                     -----------   --------   -----------    --------    -----------   -----------    -----------

BALANCE, June 30, 1997                 1,843,900      1,844    21,343,923      21,344      2,453,503    (2,743,555)      (266,864)

    Debt conversion at
         below market                       --         --            --          --        1,013,933          --        1,013,933
    Conversion of debt to
         common stock                       --         --       4,182,509       4,183        545,817          --          550,000
    Retirement of shares in
         settlement                         --         --        (350,000)       (350)           350          --             --
    Employee stock options
         issued for services                --         --            --          --          214,125          --          214,125
    Net loss                                --         --            --          --             --      (2,971,929)    (2,971,929)
                                     -----------   --------   -----------    --------    -----------   -----------    -----------

BALANCE, June 30, 1998                 1,843,900   $  1,844    25,176,432    $ 25,177    $ 4,227,728   $(5,715,484)   $(1,460,735)
                                     ===========   ========   ===========    ========    ===========   ===========    ===========


                                  See accompanying notes to these financial statements.

                                                           F-5

                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)

                                                    STATEMENTS OF CASH FLOWS

                                                                                                         CUMULATIVE
                                                                                                           FROM
                                                                                                         INCEPTION
                                                                   FOR THE YEARS ENDED                (MARCH 15, 1995)
                                                                         JUNE 30,                        THROUGH
                                                             --------------------------------             JUNE 30,
                                                                1998                 1997                  1998
                                                             -----------          -----------          -----------

Net loss                                                     $(2,971,929)         $(2,718,839)         $(5,715,484)
Adjustments to reconcile net loss to net cash used
  in operating activities:
        Acquired research and development
            expense                                                 --              2,536,494            2,536,494
        Impairment of intangibles                                451,492                 --                451,492
        Depreciation and amortization                            117,904               49,849              167,753
        Stock option compensation expense                        214,125                 --                214,125
        Interest expense related to debt discount              1,013,933                 --              1,013,933
        Loss on sale of property and equipment                       304                 --                    304
        (Increase) decrease in:
            Inventory                                             35,581              (45,771)             (10,190)
            Other current assets                                   2,262              (97,755)            (139,601)
        Increase (decrease) in:
            Accounts payable                                     (74,082)             112,298               38,216
            Accrued interest payable to members                   68,186              137,552              271,310
            Other accrued liabilities                                817              (30,665)             (29,848)
                                                             -----------          -----------          -----------
        Net cash used in operating activities                 (1,141,407)             (56,837)          (1,201,496)
                                                             -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                          (75,260)             (15,099)             (90,359)
    Proceeds from sale of property and equipment                   8,400                 --                  8,400
    Advances to affiliates                                          --                (55,500)            (932,925)
    Purchase of note receivable and security
      interest                                                      --                   --               (225,000)
    Cash received in acquisition                                    --                303,812              303,812
                                                             -----------          -----------          -----------
        Net cash provided by (used in) investing
            activities
                                                                 (66,860)             233,213             (936,072)
                                                             -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                           --                   --                103,127
    Proceeds from notes payables to stockholders               1,050,000                5,000            1,812,400
    Proceeds from line-of-credit                                    --                   --                299,505
                                                             -----------          -----------          -----------
        Net cash flows provided by financing                   1,050,000                5,000            2,215,032
            activities                                       -----------          -----------          -----------

                              See accompanying notes to these financial statements.





                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)

                                                    STATEMENTS OF CASH FLOWS
                                                           (continued)


                                                                                                        CUMULATIVE
                                                                                                           FROM
                                                                                                         INCEPTION
                                                                    FOR THE YEARS ENDED               (MARCH 15, 1995)
                                                                          JUNE 30,                        THROUGH
                                                             ---------------------------------            JUNE 30,
                                                                1998                   1997                1998
                                                             ------------          -----------          ----------


INCREASE IN CASH                                                 (158,267)             181,376              77,464

CASH AND CASH EQUIVALENTS, at beginning of                        235,731               54,355                --
  period                                                     ------------          -----------          ----------

CASH AND CASH EQUIVALENTS, at end of period                  $     77,464          $   235,731          $   77,464
                                                             ============          ===========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
        Cash paid for:
            Interest                                         $        746          $    25,824          $   26,570
                                                             ============          ===========          ==========
            Taxes                                            $       --            $      --            $     --
                                                             ============          ===========          ==========
        Non-cash transactions:
            Issuance of common stock for
                 acquisition of Display Group, LLC
                 and Display Optics, Ltd. and
                 conversion of convertible debt              $       --            $ 2,199,026          $2,199,026
                                                             ============          ===========          ==========

            Conversion of notes payable                      $    550,000          $      --            $  550,000
                 stockholders to common stock                ============          ===========          ==========

















                                      See accompanying notes to these financial statements.

                                                               F-7

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

     Organization and Nature of Operations - Advance Display Technologies, Inc.'s ("ADTI" or the "Company") business activity is to develop and manufacture full color video display systems. In May 1997, ADTI acquired the equity interests of Display Optics, Ltd. (DOL), and Display Group, LLC (Group) (the Acquisition). Prior to the Acquisition, ADTI was a general partner and Group was the managing general partner in DOL, and both ADTI and Group conducted substantially all of their business through DOL. The Acquisition was accounted for using the purchase method of accounting, however, as the former members of Group owned a majority of ADTI's common stock after the acquisition, Group is considered to be the acquiring entity for purposes of purchase accounting and financial statement reporting. Therefore, the financial statements for periods prior to May 31, 1997, have been restated to reflect only the results of operations of Group. Subsequent to May 31, 1997, the financial statements reflect the combined operations of ADTI, Group, and DOL. For legal purposes, however, ADTI is the acquiring entity. Effective December 31, 1997, DOL was dissolved.

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $539,052 as of June 30, 1998. The Company has also received notice from the State of Colorado alleging past due sales tax and related accrued interest totaling approximately $174,000. Based on prior discussions with state personnel, the Company has accrued the amount it believes it will ultimately pay. However, there can be no assurance as to the ultimate amount of any settlement with the State of Colorado. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     During the fiscal year ended June 30, 1998, the Company investigated alternative design configurations and an alternative manufacturing process for building the Fiber Vision Screen. The Company believes the new design will improve perceived image quality and better prepare the product for more fully automated production. In addition, the Company believes a projector substantially brighter and more cost effective than those currently commercially available is necessary for the Company to successfully market its products. The Company has placed several illumination, projection and electrical engineering specialists under contract to design and develop an adequately bright projection system for use with the Fiber Vision Screen. Management of the Company believes the Company's continued existence is dependent upon its ability to: develop or acquire an adequately bright projector at an acceptable cost; complete the design and development of the alternative manufacturing process;
     successfully market the product; obtain additional sources of funding through outside sources; and achieve and maintain profitable operations.

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

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the respective assets. Depreciation expense for the years ended June 30, 1998 and June 30, 1997 was $39,778 and $2,260, respectively.

     Intangibles - Intangibles previously included patents and technology related to the Company's video display systems and the costs incurred primarily to protect DOL's interest in certain existing technology. These intangibles were written off at June 30, 1998 pursuant to FAS 121 (see Impairment of Long-Lived Assets, below).

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

     Research and Development - Research and development for new products or product improvements are charged to expense as incurred. Since the Acquisition in May 1997, the Company recorded $372,472 of R&D expense.

     Impairment of Long-Lived Assets - In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 121 "Accounting for Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or intangibles may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Management of the Company is pursuing new technology alternatives for the production of the fiber vision screens. The Company does not expect to generate significant future revenues from its current patents and, accordingly, during fiscal 1998 has written off capitalized costs associated with those patents.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts payable, notes payable, and other debt, approximate the carrying value in the financial statements at June 30, 1998.

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

     Loss Per Share - Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 1998 and 1997 because the Company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

     New  Pronouncements  - Statement  of  Financial  Accounting  Standards  130
     Reporting Comprehensive Income was issued in 1997. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     benefits.   This  statement  is  effective  for  the  Company's   financial
     statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


2. PROPERTY AND EQUIPMENT:
   ----------------------

     Property and equipment consist of the following at June 30, 1998:


         Equipment                                                  $120,816
         Office furniture                                             22,118
                                                                    --------
                                                                     142,934
         Less accumulated depreciation and amortization              (40,892)
                                                                     -------

              Property and equipment, net                           $102,042
                                                                    ========
3. NOTES PAYABLE:
   -------------

     At June 30, 1998, the Company had $1,023,725 of notes payable to investors which mature on October 15, 2000 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, at a rate of $.1615 per share. As this conversion feature was below quoted market price of the common stock and the debt was immediately convertible, the Company recorded approximately $1,014,000 of additional interest expense during fiscal 1998. However, the Company believes the conversion price represented the fair market value of the common stock at the time of the transactions.


4. COMMITMENT AND CONTINGENCY:
   --------------------------

     Employment Contract - In September 1997, the Company entered into a three-year contract with an officer of the Company. The contract provided for base salary, stock options, and severance under certain conditions. Subsequent to June 30, 1998, the officer voluntarily resigned from the Company under conditions that did not require any severance payments.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     Office Lease - The Company leases office and warehouse facilities under a three-year operating lease. Total rental expense was $29,553 and $44,873 for the years ended June 30, 1998 and 1997, respectively.

     The Company's lease requires monthly payments of approximately $3,500. The Company may terminate the lease by providing 60 days written notice and paying a penalty equal to two monthly lease payments at the end of the 60-day period.


5. STOCKHOLDERS' DEFICIT:
   ---------------------

     Non-Qualified Options - The Non-Qualified Options were issued at fair market value. No option can have a term in excess of ten years and all options are non-transferrable. Prior to July 1, 1996, ADTI granted non-qualified options to employees and at June 30, 1998, options were outstanding to purchase 61,500 shares. These options expire in the years 1999 through 2000, and are exercisable at $.25 to $10 per share.

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

     Equity Incentive Plan - On September 18, 1997, the Board adopted, subject to shareholder approval, the Equity Incentive Plan (the Plan) and reserved 2,500,000 shares of the Company's common stock for issuance under the Plan. The purposes of the Plan is to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants. The Plan permits the grant of Incentive Stock Options, NonQualified Stock Options, Restricted Stock Awards, Stock Appreciation Rights, Stock Bonuses, Stock Units and other stock grants.

     During fiscal 1998, the Company issued Non-Qualified Options for the purchase of 1,500,000 shares of the Company's common stock to an officer of the Company at an exercise price of $.1315 per share under the Plan. Options for the purchase of 718,750 common shares had vested as of June 30, 1998. These options will expire by September 1999, due to termination of employment. In January 1998, the Company granted options to purchase

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     750,000 shares at a price of $.1615 per share under the Plan. Of these options, options for the purchase of 100,000 shares of common stock vested immediately upon grant and expire in 2000. Of the remaining 650,000 options, options for the purchase of 157,500 shares of common stock vest in January 1999. The remaining options vest equally on a monthly basis from February 1999 through January 2002. Options for the purchase of 50,000 shares expired in July 1998 due to termination of employment. Options for the purchase of 650,000 shares of common stock expire in 2008 or within 90 days of termination of employment with the Company.

     A summary of stock option activity is as follows:


                                               1998                              1997
                                    --------------------------         ------------------------
                                                      Weighted                         Weighted
                                                      Average                           Average
                                       Number         Exercise          Number         Exercise
                                     of Shares          Price          of Shares         Price
                                     ---------          -----          ---------         -----

Outstanding, beginning of year          126,500         $2.04          126,500           $2.04

       Granted                        2,250,000         $ .14             --
       Canceled                            --                             --
                                      ---------                        -------

Outstanding, end of year              2,376,500         $ .24          126,500           $2.04
                                      =========                        =======



     At June 30, 1998, options for 945,250 shares were exercisable (at a weighted average exercise price of $0.37) with 350,000 shares becoming exercisable in 1999 and 312,500 shares becoming exercisable by June 30, 2001, subject to continued employment by certain individuals. Subsequent to June 30, 1998, options to purchase 768,750 shares of common stock expired prior to vesting as a result of employee termination. If not previously exercised, options outstanding at June 30, 1998, will expire as follows:

                                                                    Weighted
                                                                     Average
                                                    Number          Exercise
        Year Ending June 30,                      of Shares          Price
        --------------------                      ---------          -----

            1999                                    770,250          $ .16
            2000                                  1,006,250            .34
            2008                                    600,000            .16
                                                  ---------
                                                  2,376,500          $ .24
                                                  =========

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     Accordingly, compensation cost of $214,725 has been recorded for grants of options and warrants to employees as the exercise prices were less than the quoted market price of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss applicable to common stockholders and the related per share amounts would have been reduced to the pro forma amounts indicated below.

                                                             Year Ended
                                                              June 30,
                                                                1998
                                                             -----------
        Net income (loss) applicable to common
          stockholders:
              As reported                                    $(2,971,929)
              Pro forma                                      $(2,971,784)
        Net income (loss) per common share:
              As reported                                    $     (0.12)
              Pro forma                                      $     (0.12)


     The weighted average fair value of options granted to employees for the years ended June 30, 1998 was $0.23. The fair value of each employee option and warrant granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                       Year Ended June 30,
                                                              1998
                                                    -------------------------
                                                    Options A       Options B
                                                    ---------       ---------

       Expected volatility                            253%            253%
       Risk-free interest rate                          6%              6%
       Expected dividends                               -               -
       Expected terms (in years)                        2              10


     Preferred Stock - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

     As of June 30, 1998, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all the Preferred Stock, at its option, at the Preferred Stock's liquidation value

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.


6. INCOME TAXES:
   ------------

     A long-term deferred tax asset totaling approximately $4,300,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance increased by $475,000 during 1998 as a result of the increase in losses.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     As of June 30, 1998, the Company has accumulated net operating loss carryforwards of approximately $12,918,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2013 if not utilized sooner.


7. SUBSEQUENT EVENTS:
   -----------------

     Subsequent to June 30, 1998, the Company issued an additional $100,000 in 10% convertible notes due October 15, 2000. These notes are convertible immediately into common stock at a rate of $.1615 per share.

     Subsequent to June 30, 1998, the Company executed an agreement (the "Settlement Agreement") in settlement of previously pending litigation. In connection with the Settlement Agreement, the Company received $175,000 cash and 1,402,157 shares of ADTI common stock. The ADTI common stock acquired in the settlement has been returned to the authorized but unissued stock of ADTI.