Form 10QSB
period 1998-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1998-11-16
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

        COLORADO                                               84-0969445
        --------                                               ----------
(State of incorporation)                                (IRS Employer ID number)


             1251 South Huron Street, Unit C, Denver, Colorado 80223
             -------------------------------------------------------
               (Address of principle executive offices) (Zip Code)


                                 (303) 733-5339
                                 --------------
                (Issuer's telephone number, including area code)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X     NO_____


As of November 10, 1998, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format (check one):

                            YES_____   NO  X

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
           September 30, 1998 and June 30, 1998................................3

          Statements of Operations (unaudited) -
           Three months ended September 30, 1998 and 1997 and for the period from March 15, 1995, inception, to September 30, 1998........4

          Statements of Cash Flows (unaudited) -
           Three months ended September 30, 1998 and 1997 and for the period from March 15, 1995, inception, to September 30, 1998........5

          Notes to Financial Statements (unaudited)............................6

Item 2.   Management's Discussion and Analysis of
           Results of Operations and Financial Condition.....................7-9


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................................9

Item 2.   Changes in Securities...............................................10

Item 3.   Defaults on Senior Securities.......................................10

Item 4.   Submission of Matters to a Vote of
           Security Holders...................................................10

Item 5.   Other Information...................................................10

Item 6.   Exhibits and Reports on Form 8-K....................................10

           Signatures.........................................................11




                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                      September 30,    June 30,
                                                          1998           1998
                                                       -----------    -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                $    55,856    $    77,464
   Inventory                                                16,238         16,238
   Other current assets                                     12,987          8,108
                                                       -----------    -----------
      Total current assets                                  85,081        101,810

PROPERTY AND EQUIPMENT                                     143,719        142,934
   Less:  Accumulated depreciation                         (52,763)       (40,892)
                                                       -----------    -----------
      Net Property and Equipment                            90,956        102,042
                                                       -----------    -----------

      TOTAL ASSETS                                     $   176,037    $   203,852
                                                       ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                    $   353,738    $   484,060
   Other accrued liabilities                               204,324        156,802
                                                       -----------    -----------
      Total current liabilities                            558,062        640,862

CONVERTIBLE, REDEEMABLE NOTES PAYABLE                    1,073,725      1,023,725

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
        shares authorized, 1,843,900 shares issued
        and outstanding (liquidation preference of
        $2,765,850)                                          1,844          1,844
   Common stock, $.001 par value, 100,000,000
        shares authorized, 23,774,275 and
           25,176,432 shares issued and outstanding,
           respectively                                     23,774         25,177
   Additional paid-in capital                            4,229,130      4,227,728
   Deficit accumulated during the development
        stage                                           (5,710,498)    (5,715,484)
                                                       -----------    -----------
      Total Shareholders' Deficit                       (1,455,750)    (1,460,735)
                                                       -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $   176,037    $   203,852
                                                       ===========    ===========

           (See accompanying notes to unaudited financial statements)

                                        3


                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    March 15, 1995
                                                                     (Inception)
                                         Three Months Ended            Through
                                            September 30,            September 30,
                                         1998            1997            1998
                                     ------------    ------------    ------------

REVENUE:
 Consulting Rees                     $       --      $     15,000    $     30,200
                                     ------------    ------------    ------------

     TOTAL REVENUE                           --            15,000          30,200


COSTS AND EXPENSES:
 General and administrative               107,257         259,287       1,350,342
 Research and development                  37,441          45,668       2,946,407
 Impairment of intangible assets             --              --           451,492
                                     ------------    ------------    ------------
     Total costs and expenses             144,698         304,955       4,748,241
                                     ------------    ------------    ------------


OPERATING LOSS                           (144,698)       (289,955)     (4,718,041)


OTHER INCOME (EXPENSES):
 Interest Income                              323            --           163,084
 Other Income                             175,550            --           177,971
 Interest expense - related party         (26,189)        (15,169)     (1,333,512)
                                     ------------    ------------    ------------
     Total Other Income (Expenses)        149,684         (15,169)       (992,457)
                                     ------------    ------------    ------------


NET INCOME (LOSS)                    $      4,986    $   (305,124)   $  5,710,498
                                     ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE
  (Basic and diluted)                $       --      $       (.01)
                                     ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   24,555,128      21,343,923
                                     ============    ============




           (See accompanying notes to unaudited financial statements)

                                        4


                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (A Development Stage Company)

                                          STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                                                   March 15, 1995
                                                                 Three Months Ended                  (Inception)
                                                                    September 30,                      Through
                                                          --------------------------------          September 30,
                                                              1998                 1997                 1998
                                                          -----------          -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                       $     4,986          $  (305,124)         $(5,710,498)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
 Acquired research and development expense                       --                   --              2,536,494
 Impairment of intangible asset                                  --                   --                451,492
 Depreciation and amortization                                 11,871               25,036              179,624
 Stock option compensation expense                               --                   --                214,125
 Interest expense related to debt discount                       --                   --              1,013,933
 Loss on disposal of assets                                      --                   --                    304
   (Increase) decrease in:
      Inventory                                                  --                (57,992)             (10,190)
      Other current assets                                     (4,879)             (20,866)            (144,480)
   (Decrease) increase in:
      Accrued interest payable to members                      26,189               14,646              297,499
      Accounts payable                                       (130,322)             (29,486)             (92,106)
      Other accrued liabilities                                21,333               57,673               (8,515)
                                                          -----------          -----------          -----------
   Net cash used in operating activities                      (70,822)            (316,113)          (1,272,318)
                                                          -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (786)              (6,536)             (91,145)
  Proceeds from sale of assets                                   --                   --                  8,400
  Advances to affiliates                                         --                   --               (932,925)
  Purchase of notes receivable and
     security interest                                           --                   --               (225,000)
  Cash received in acquisition                                   --                   --                303,812
                                                          -----------          -----------          -----------
     Net Cash used in investing activities                       (786)              (6,536)            (936,858)
                                                          -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                          --                   --                103,127
  Proceeds from notes payable to shareholders                    --                 65,000               65,000
  Proceeds from convertible notes
     payable to shareholders                                   50,000               50,000            1,797,400
  Proceeds from line-of-credit                                   --                   --                299,505
                                                          -----------          -----------          -----------
     Net Cash provided by
       financing activities                                    50,000              115,000            2,265,032
                                                          -----------          -----------          -----------
Increase (decrease) in cash                                   (21,608)            (207,649)              55,856
Cash & cash equivalents
  at beginning of period                                       77,464              235,731                 --
                                                          -----------          -----------          -----------
Cash and cash equivalents at end
  of period                                               $    55,856          $    28,082          $    55,856
                                                          ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                               $      --            $      --            $    26,570
                                                          ===========          ===========          ===========
   Taxes                                                  $      --            $      --            $      --
                                                          ===========          ===========          ===========
Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                        $      --            $      --            $ 2,199,026
                                                          ===========          ===========          ===========
Conversion of notes payable to stockholders
  to common stock                                         $      --            $      --            $   550,000
                                                          ===========          ===========          ===========


                             (See accompanying notes to unaudited financial statements)

                                                          5

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. ("ADTI" or the "Company")for the year ended June 30, 1998, as the notes to these interim financial statements omit certain information required for complete financial statements.


Note 2.

Subsequent Events
-----------------

     Effective October 5, 1998, the Company issued an additional convertible, redeemable promissory note in the amount of $50,000 due and payable October 15, 2000 and under substantially the same terms and conditions as the Company's other convertible, redeemable promissory notes previously outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

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

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 1998.


Results of Operations
---------------------

     During the quarter ended September 30, 1998, the Company remained in a research and development ("R&D") phase, continuing efforts to design and develop an adequately bright projector for use with the Company's fiber optic screen technology. As of the date of this report, no definitive solution to this issue has been reached. If these efforts are not successful, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.

     For the fiscal quarter ended September 30, 1998, the Company reported net income of $4,986 as compared to net loss of ($305,133) for the fiscal quarter ended September 30, 1997. The difference in net income and loss for the quarters presented is primarily due to: 1) other income of $175,000 received during the quarter ended September 30, 1998 in settlement of previously pending litigation (see Part II, Item 1. Legal Proceedings, below) compared to consulting revenues of $15,000 for the same period of the prior year; and, 2) a decrease in general and administrative ("G&A") costs for 1998 of approximately $152,000 from amounts reported in 1997 primarily due to reductions in legal, professional and consulting fees, marketing costs, amortization expense and salaries. As a result of downsizing and cost containment measures, the Company was able to reduce operating loss from approximately $290,000 for the quarter ended September 30, 1997 to approximately $145,000 for the same quarter of the current fiscal year.

     The Company reported total other income of $175,550 for the fiscal quarter ended September 30, 1998 which consisted almost entirely of the litigation settlement fees. The Company reported total revenue of $15,000 for the fiscal quarter ended September 30, 1997 which consisted entirely of consulting fees pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. The agreement called for the Company to provide technical support for an outdoor product of TLT and to provide market research information for consideration of $5,000 per month. There were no sales of the Company's products to report for either fiscal quarter.

     The Company reported G&A expenses of $107,257 and $259,102 for the quarters ended September 30, 1998 and 1997, respectively. Legal and other professional fees decreased approximately $96,000 in 1998 from 1997 due to the settlement of litigation, completion of a marketing study in 1997, and a reduction in management consulting fees in 1998 from 1997. In June 1998, the Company recorded a write-down of its intellectual property to $0 which reduced amortization expense in the fiscal quarter ended September 30, 1998 from 1997 by approximately $19,500. The Company also reduced its workforce in 1998 from 1997 by approximately 6 people resulting in a net decrease in salaries and payroll expenses of $25,000. G&A expenses for the fiscal quarter ended September 30, 1998 included: 1) depreciation of approximately $11,000; 2) general office expense of approximately $19,000; 3) employee salaries and expenses of approximately $48,000; and 4) professional fees of approximately $29,000 (including legal fees incurred for settlement of the litigation and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1998).

     The Company also reported research and development ("R&D") expenses of $37,441 and $45,668 for the quarters ended September 30, 1998 and 1997, respectively. The Company has determined that a projector substantially brighter and possessing a better cost to performance ratio than those commercially available today is needed to provide adequate illumination for the successful marketing of its screen. Toward that end, the Company has placed illumination, projection and electrical engineering specialists under contract to design and develop an adequately bright projector for use with the Company's fiber optic screen. During the quarter ended September 30, 1998, R&D costs were primarily incurred in this pursuit.

     Interest expense increased from $15,169 for the fiscal year ended September 30, 1997 to $26,189 for the same period of the current fiscal year. This increase is due to an increase in outstanding notes payable for the quarter ended September 30, 1998.


Liquidity and Capital Resources
-------------------------------

     Due to significant costs associated with development and marketing of the Company's products and the lack of material sales to date, the Company has experienced a continuing need for financing since the 1980's. The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for nearly five years. At September 30, 1998, the Company reported negative net worth of $1,455,750 and negative working capital of $472,981. The Company will require additional capital for administrative expenses, continued development of the product, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) develop or acquire an adequately bright projector at an acceptable cost; 2) complete the design and development of the alternative automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     During the fiscal quarter ended September 30, 1998, the Company received a payment of $175,000 in settlement of previously outstanding litigation (see Item II, Part 1. Legal Proceedings, below). Cash flows from financing activities for the fiscal quarter ended September 30, 1998, consisted entirely of proceeds from the issuance of a convertible, redeemable promissory note in the amount of $50,000, due and payable October 15, 2000 and with substantially the same terms as the Company's other convertible, redeemable promissory notes outstanding. Proceeds from the settlement and financing activities received during the fiscal quarter ended September 30, 1998 were primarily used for ongoing research in the design and development of an adequately bright projector and operating expenses.

     Effective October 5, 1998, the Company issued an additional convertible, redeemable promissory note in the amount of $50,000 under the same terms and conditions as the convertible, redeemable promissory note issued in September 1998.

     The Company received consulting fees of $15,000 for the fiscal quarter ended September 30, 1997 pursuant to an agreement with Toshiba Lighting and

Technology Corporation ("TLT") effective July 1, 1997. Cash flows from financing activities for the fiscal quarter ended September 30, 1997 consisted of notes payable and convertible, redeemable promissory notes totaling $115,000.

     ADTI reported a working capital deficit position at September 30, 1998. Current liabilities exceeded current assets by $472,981. At September 30, 1998, current liabilities consisted of trade payables and accrued expenses of $558,062 for costs of the Exchange, operating costs and various payables and accruals from prior years. While management intends to pursue various strategies to reduce or eliminate certain of these liabilities, there is no assurance that these efforts will be successful.

     The Company's efforts will continue to be focused on research for the design and development of an adequately bright projector for use with the Company's fiber optic screen technology. As of the date of this report, no definitive solution to this issue has been reached. If these efforts are not successful, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations. Although the Company will continue efforts on raising additional capital through private placements or other sources, there can be no assurances that the Company will be able to acquire the capital needed or be successful in achieving these objectives.


Impact of the Year 2000 Issue
-----------------------------

     There have been no changes in the Company's assessments or plans regarding the impact of the year 2000 since the Company filed its Form 10-KSB for the fiscal year ended June 30, 1998.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

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


ITEM 2. CHANGES IN SECURITIES.
------------------------------

     On September 28, 1998 and October 5, 1998, the Company sold an aggregate of $100,000 of convertible, redeemable promissory notes pursuant to a previously Board authorized private placement of its securities in a transaction exempt from the registration requirements of the 1933 Act. These notes were sold pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. The notes will be due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company will have the right to call these notes after one year and the note holders will have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.


ITEM 3. DEFAULTS ON SENIOR SECURITIES.
--------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION.
--------------------------

     Mr. Kenneth P. Warner resigned his positions as President and Chief Executive Officer of the Company effective September 17, 1998 to pursue other interests. Mr. Warner has remained on the Board of Directors. Mr. Matthew W. Shankle was appointed President as Mr. Warner's replacement and was also appointed to the Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     The Company filed a report on Form 8-k dated August 10, 1998 to report the settlement of previously pending litigation. (See Part II, Item 1. Legal Proceedings, above)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (Registrant)



Date: November 16, 1998                                   /s/ Matthew W. Shankle
      -----------------                      -----------------------------------
                                                              Matthew W. Shankle
                                                                       President
                                         (Chief Executive and Financial Officer)