Form 10QSB
period 1998-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1999-02-16
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                     For the Quarter Ended December 31, 1998

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

                         YES      X                NO
                               -------                -------

As of January 31, 1999, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                          YES                      NO     X
                               -------                 -------

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                         Page
                                                                         ----

                          PART I. FINANCIAL INFORMATION



Item 1.   Balance Sheets (unaudited) -
              December 31, 1998 and June 30, 1998........................  3

             Statements of Operations (unaudited) -
              Three months and six months  ended  December 31, 1998
              and 1997 and for the period from March 15, 1995,
              inception, to December 31, 1998............................  4

             Statements of Cash Flows (unaudited) -
              Three months and six months  ended  December 31, 1998
              and 1997 and for the period from March 15, 1995,
              inception, to December 31, 1998............................  5

             Notes to Financial Statements (unaudited)...................  7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........   8


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  11

Item 2.  Changes in Securities..........................................  11

Item 3.  Defaults on Senior Securities..................................  12

Item 4.  Submission of Matters to a Vote of
                  Security Holders......................................  12

Item 5.  Other Information..............................................  12

Item 6.  Exhibits and Reports on Form 8-K...............................  12

             Signatures.................................................  12

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                                                  December 31,      June 30,
                                                      1998            1998
                                                  ------------    --------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                           $     30,593    $     77,464
   Inventory                                            16,238          16,238
   Other current assets                                 15,717           8,108
                                                  ------------    ------------
      Total current assets                              62,548         101,810

PROPERTY AND EQUIPMENT                                 139,342         142,934
   Less:  Accumulated depreciation                     (63,101)        (40,892)
                                                  ------------    ------------
      Net Property and Equipment                        76,241         102,042
                                                  ------------    ------------

      TOTAL ASSETS                                $    138,789    $    203,852
                                                  ============    ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Notes payable                                  $     40,000    $        --
   Accounts payable                                    340,597         484,060
   Other accrued liabilities                           236,820         156,802
                                                  ------------    ------------
      Total current liabilities                        617,417         640,862

CONVERTIBLE, REDEEMABLE NOTES PAYABLE                1,173,725      1,023,725

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
        100,000,000  shares authorized,  1,843,900
        shares issued and outstanding (liquidation
        preference of $2,765,850)                        1,844          1,844
   Common stock, $.001 par value, 100,000,000
        shares authorized, 23,774,275 and
           25,176,432 shares issued and outstanding,
           respectively                                 23,774          25,177
   Additional paid-in capital                        4,229,130       4,227,728
   Deficit accumulated during the development
        stage                                       (5,907,101)     (5,715,484)
                                                  ------------    ------------
      Total Shareholders' Deficit                   (1,652,353)     (1,460,735)
                                                  ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       DEFICIT                                    $    138,789    $    203,852
                                                  ============    ============

           (See accompanying notes to unaudited financial statements)

                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (Unaudited)

                                                                                                                     March 15, 1995
                                                                                                                       (Inception)
                                                     Three Months Ended                    Six Months Ended              Through
                                                        December 31,                        December 31,               December 31,
                                               ------------------------------      ------------------------------    ---------------
                                                   1998              1997              1998              1997              1998
                                               ------------      ------------      ------------      ------------      ------------
REVENUE:

 Consulting                                    $       --        $     15,000      $       --        $     30,000      $     30,200
                                               ------------      ------------      ------------      ------------      ------------
     Total Revenue                                     --              15,000              --              30,000            30,200


COSTS AND EXPENSES:
 General and administrative                         110,152           263,693           217,408           522,980         1,460,494


 Research and development                            57,550            92,284            94,992           137,952         3,003,957
 Impairment of Intangible                              --                --                --                --             451,492
                                               ------------      ------------      ------------      ------------      ------------
aspartysets
     Total costs and expenses                       167,702           355,977           312,400           660,932         4,915,943
                                               ------------      ------------      ------------      ------------      ------------

OPERATING LOSS                                     (167,702)         (340,977)         (312,400)         (630,932)       (4,885,743)

OTHER INCOME (EXPENSE):
 Interest Income                                        457              --                 780              --             163,541
 Other Income                                          --                --             175,550              --             177,971
 Interest expense - related party                   (29,358)         (930,555)          (55,547)         (945,724)       (1,362,870)
                                               ------------      ------------      ------------      ------------      ------------
     Total Other Income (Expense)                   (28,901)         (930,555)          120,783          (945,724)       (1,021,358)
                                               ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                              $   (196,603)     $ (1,271,532)     $   (191,617)     $ (1,576,656)     $ (5,907,101)
                                               ============      ============      ============      ============      ============


NET INCOME (LOSS) PER COMMON SHARE             $       (.01)     $       (.05)     $       (.01)     $       (.07)
                                               ============      ============      ============      ============

  (Basic and diluted)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            23,774,275        24,829,347        24,164,702        23,086,635
                                               ============      ============      ============      ============





                        (See accompanying notes to unaudited consolidated financial statements)



                                                         4

                                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                   (A Development Stage Company)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                                                           March 15,
                                                                                                             1995
                                                  Three Months Ended            Six Months Ended          (Inception)
                                                     December 31,                 December 31,              Through
                                                 1998           1997          1998           1997           1998
                                             -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $  (196,603)   $(1,271,532)   $  (191,617)   $(1,576,656)   $(5,907,101)
Adjustments to reconcile net loss to net
  Cash used in operating activities:
 Acquired research and development                  --             --             --             --        2,536,494
 Impairment of intangible asset                     --             --             --             --          451,492
 Depreciation and amortization                    12,595         30,260         24,466         55,296        192,219
 Stock option compensation expense                  --             --             --             --          214,125
 Interest expense related to debt                   --          918,267           --          918,267      1,013,933
 Loss on disposal of assets                         (675)          --             (675)          --             (371)
 (Increase)decrease in:
     Inventory                                      --            3,846           --          (54,146)       (10,190)
     Other current assets                         (2,730)         2,406         (7,609)       (18,460)      (147,210)
 (Decrease) increase in:
   Interest payable to shareholders               29,358         11,183         55,547         25,829        326,857
   Accounts payable                              (13,141)        (7,212)      (143,463)       (36,698)      (105,247)
   Other accrued liabilities                       3,138         (9,616)        24,471         48,057         (5,377)
                                             -----------    -----------    -----------    -----------    -----------
 Net cash used in operating activities          (168,058)      (322,398)      (238,880)      (638,511)    (1,440,376)
                                             -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment              (2,355)       (68,316)        (3,141)       (74,852)       (93,500)
 Proceeds from sale of assets                      5,150          8,702          5,150          8,702         13,550
 Advances to affiliates                             --             --             --             --         (932,925)
 Purchase of notes receivable and
   security interest                                --             --             --             --         (225,000)
 Cash received in acquisition                       --             --             --             --          303,812
                                             -----------    -----------    -----------    -----------    -----------
   Net cash provided by (used in)
    investing activities                           2,795        (59,614)         2,009        (66,150)      (934,063)
                                             -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                              --             --             --             --          103,127
 Proceeds from notes payable
   to shareholders                                40,000         95,000         40,000        160,000        105,000
 Proceeds from convertible notes
   payable to shareholders                       100,000        390,000        150,000        440,000      1,897,400
 Proceeds from line-of-credit                       --             --             --             --          299,505
                                             -----------    -----------    -----------    -----------    -----------
   Net Cash provided by
       financing activities                      140,000        485,000        190,000        600,000      2,405,032
                                             -----------    -----------    -----------    -----------    -----------

Increase (decrease) in cash                      (25,263)       102,988        (46,871)      (104,661)        30,593
Cash & cash equivalents at
  beginning of period                             55,856         28,082         77,464        235,731           --
                                             -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end
  of period                                  $    30,593    $   131,070    $    30,593    $   131,070    $    30,593
                                             ===========    ===========    ===========    ===========    ===========

                     (See accompanying notes to unaudited consolidated financial statements)



                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)


                                                                                                                      March 15, 1995
                                                                                                                         (Inception)
                                                         Three Months Ended                Six Months Ended               Through
                                                            December 31,                      December 31,              December 31,
                                                      1998               1997             1998           1997               1998
                                                  -----------         ------------     ----------      ----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                      $       ---          $       746     $      ---      $       746      $       ---
                                                  ===========          ===========     ==========      ===========      ===========
    Taxes                                         $       ---          $       ---     $      ---      $       ---      $       ---
                                                  ===========          ===========     ==========      ===========      ===========


Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                $       ---          $       ---     $      ---      $       ---      $ 2,199,026
                                                  ===========          ===========     ==========      ===========      ===========

Conversion of notes payable to
  shareholders to common stock                    $       ---          $       ---     $      ---      $       ---      $   550,000
                                                  ===========          ===========     ==========      ===========      ===========










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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Results of Operations

     During the six months ended December 31, 1998, the Company remained in a research and development ("R&D") phase, continuing efforts to design and develop an adequately bright projector for use with the Company's fiber optic screen technology in a full color video display application. As of the date of this report, no definitive solution to this issue has been reached. If these efforts are not successful, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.

     For the fiscal quarter and six months ended December 31, 1998, the Company reported net losses of ($196,603) and ($191,617), respectively, as compared to net losses of ($1,271,532) and ($1,576,656) for the same periods in 1997. The differences in net losses for the periods ended 1998 as compared to 1997 are primarily due to: 1) a charge to interest expense for the quarter ended December 31, 1997 of approximately $918,000, 2) other income of $0 and $175,550 received during the quarter and six months ended December 31, 1998, respectively, in settlement of previously pending litigation, 3) a decrease in general and administrative ("G&A") expenses for the quarter and six months ended December 31, 1998 of approximately $153,500 and $305,500, respectively, from amounts reported in 1997, and, 4) a decrease in research and development ("R&D")costs for the quarter and six months ended December 31, 1998 of approximately $34,700 and $43,000, respectively from the same periods of the prior year. As a result of downsizing and cost containment measures, the Company was able to reduce the operating losses from approximately $341,000 and $631,000 for the quarter and six months ended December 31, 1997 to approximately $168,000 and $312,000 for the same periods of the current fiscal year.

     The Company reported total revenue of $15,000 and $30,000 for the quarter and six months ended December 31, 1997, respectively, which consisted entirely of consulting fees pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. The agreement called for the Company to provide technical support for an outdoor product of TLT and to provide market research information for consideration of $5,000 per month. This agreement was not renewed, therefore, there were no revenues reported for the six months ended December 31, 1998. Although, the Company received no revenue in 1998, the Company reported total other income of $175,550 for the six months ended December 31, 1998 which consisted almost entirely of litigation settlement fees. There were no sales of the Company's products to report for either fiscal period.

     The Company reported G&A expenses of $110,152 and $217,408 for the quarter and six months ended December 31, 1998, respectively as compared to $263,693 and $522,980 for the same periods of the prior year. Legal and other professional fees decreased approximately $102,000 for the six months ended December 31, 1998 from 1997 due to the settlement of litigation, completion of a marketing study in 1997, and a reduction in management consulting fees in 1998 from 1997. In June 1998, the Company recorded a write-down of its intellectual property to $0 which reduced amortization expense in the six month period ended December 31, 1998 from the same period in 1997 by approximately $39,000. The Company also reduced its workforce in 1998 from 1997 by approximately 7 people resulting in a net decrease in salaries and payroll expenses for the six month periods of approximately $162,000. G&A expenses for the six months ended December 31, 1998 included: 1) depreciation of approximately $22,000; 2) general office expense of approximately $73,000; 3) employee salaries and expenses of approximately $77,000; and 4) professional fees of approximately $45,000 (including legal fees incurred for settlement of the litigation and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1998).

     The Company also reported research and development ("R&D") expenses of $57,550 and $94,992 for the quarter and six months ended December 31, 1998, respectively, as compared to $92,284 and $137,952 for the same periods of the prior year. This decrease is primarily due to the Company's down-sizing. R&D expenditures during the first six months of fiscal 1998 are associated with the Company's efforts to develop a projector substantially brighter and possessing a better cost to performance ratio than those commercially available today which the Company believes is needed to provide adequate illumination for the successful marketing of its screen in the color video display market. Toward that end, the Company has placed illumination, projection and electrical engineering specialists under contract to design and develop an adequately bright projector for use with the Company's fiber optic screen.

     During the quarter ended December 31, 1997, the Company recorded a charge to interest expense of approximately $918,000 which was the result of immediately convertible debt issued at a conversion price below the quoted price of the Company's Common Stock. Excluding this charge, interest expense increased from $12,288 and $27,457 for the quarter and six months ended December 31, 1997 to $29,358 and $55,547 for the same periods of the current fiscal year. This increase is due to an increase in outstanding notes payable for the quarter and six months ended December 31, 1998.


Liquidity and Capital Resources

     At December 31, 1998, the Company reported negative net worth of $1,652,353 and negative working capital of $554,869. The Company will require additional capital for administrative expenses, continued development of the product, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) develop or acquire an adequately bright projector at an acceptable cost for use with its products; 2) complete the design and development of the alternative automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     During the six months ended December 31, 1998, the Company received a payment of $175,000 in settlement of previously outstanding litigation. Cash flows from financing activities for the fiscal quarter ended December 31, 1998, consisted of proceeds from the issuance of $40,000 of 10% demand notes and the issuance of convertible, redeemable promissory notes in the aggregate amount of $100,000, due and payable October 15, 2000 and with substantially the same terms as the Company's other convertible, redeemable promissory notes outstanding. Proceeds from the settlement and financing activities received during the six months ended December 31, 1998 were primarily used for payment of litigation fees, ongoing research in the design and development of an adequately bright projector and operating expenses.

     Subsequent to December 31, 1998, the Company issued an additional $60,000 of 10% demand notes. It is anticipated that these notes together with the demand notes previously issued will be converted into convertible, redeemable promissory notes in a future offering under similar terms and conditions as the convertible, redeemable promissory notes currently outstanding.

     The Company received consulting fees of $15,000 and $30,000 for the fiscal quarter and six months ended December 31, 1997, respectfully, pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. Cash flows from financing activities for the fiscal quarter and six months ended December 31, 1997 consisted of notes payable and convertible, redeemable promissory notes totaling $485,000 and $600,000, respectively.

     ADTI reported a working capital deficit position at December 31, 1998. Current liabilities exceeded current assets by $554,869. At December 31, 1998, current liabilities consisted of trade payables and accrued expenses of $577,417 for costs of a reorganization, operating costs, R&D costs and various payables and accruals from prior years. While management intends to pursue various strategies to reduce or eliminate certain of these liabilities, there is no assurance that these efforts will be successful.

     The Company's efforts will continue to be focused on research for the design and development of an adequately bright projector for use with the Company's fiber optic screen technology and on alternative uses for the fiber optic screen. As of the date of this report, no definitive solution to these issues has been reached. If these efforts are not successful, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations. Although the Company will continue efforts on raising additional capital through private placements or other sources, there can be no assurances that the Company will be able to acquire the capital needed or be successful in achieving these objectives.


Impact of the Year 2000 Issue

     There have been no changes in the Company's assessments or plans regarding the impact of the year 2000 since the Company filed its Form 10-KSB for the fiscal year ended June 30, 1998.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  CHANGES IN SECURITIES.

     On October 5, 1998 and November 13, 1998, the Company sold an aggregate of $100,000 of convertible, redeemable promissory notes pursuant to a previously Board authorized private placement of its securities in a transaction exempt from the registration requirements of the 1933 Act. These notes were sold pursuant to the provisions of Regulation D, Rule 506 of the 1933 Act. The notes will be due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at the rate of $0.1615 per share. The Company will have the right to call these notes after one year and the note holders will have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                           (Registrant)



Date: February 16, 1999             /S/ Matthew W. Shankle
                                    --------------------------------------
                                        Matthew W. Shankle
                                        President
                                        (Chief Executive and Financial Officer)