Form 10QSB
period 1999-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1999-05-17
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

As of April 30, 1999, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                  YES        NO    X
                                      -----      -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                          Page
                                                                          ----

                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
            March 31, 1999 and June 30, 1998.............................3

          Statements of Operations (unaudited) -
            Three months and nine months ended
            March 31, 1999 and 1998 and for
            the period from March 15, 1995, inception,
            to March 31, 1999............................................4

          Statements of Cash Flows (unaudited) -
            Three months and nine months ended March 31, 1999
            and 1998 and for the period from March 15, 1995,
            inception, to March 31, 1999.................................5

          Notes to Financial Statements (unaudited)......................7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............8-11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................11

Item 2.  Changes in Securities...........................................11

Item 3.  Defaults on Senior Securities...................................12

Item 4.  Submission of Matters to a Vote of Security Holders.............12

Item 5.  Other Information...............................................12

Item 6.  Exhibits and Reports on Form 8-K................................12

             Signatures..................................................12

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                                                     March 31,       June 30,
                                                       1999            1998
                                                    ------------    ----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                              $    66,915    $    77,464
   Inventory                                              16,238         16,238
   Other current assets                                   32,677          8,108
                                                     -----------    -----------
      Total current assets                               115,830        101,810

PROPERTY AND EQUIPMENT                                   140,232        142,934
   Less:  Accumulated depreciation                       (73,883)       (40,892)
                                                     -----------    -----------
      Net Property and Equipment                          66,349        102,042
                                                     -----------    -----------

      TOTAL ASSETS                                   $   182,179    $   203,852
                                                     ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Notes payable to shareholders                     $   255,000    $      --
   Accounts payable                                      309,637        484,060
   Other accrued liabilities                             266,267        156,802
                                                     -----------    -----------
      Total current liabilities                          830,904        640,862

CONVERTIBLE, REDEEMABLE NOTES PAYABLE
 TO SHAREHOLDERS                                       1,173,725      1,023,725

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
        100,000,000 shares authorized,
        1,843,900 shares issued and outstanding
       (liquidation preference of $2,765,850)              1,844          1,844
   Common stock, $.001 par value, 100,000,000
        shares authorized, 23,774,275 and
        25,176,432 shares issued and
        outstanding, respectively                         23,774         25,177
   Additional paid-in capital                          4,229,130      4,227,728
   Deficit accumulated during the development
        stage                                         (6,077,198)    (5,715,484)
                                                     -----------    -----------
      Total Shareholders' Deficit                     (1,822,450)    (1,460,735)
                                                     -----------    -----------

      TOTAL LIABILITIES AND SHAERHOLDERS'
        DEFICIT                                      $   182,179    $   203,852
                                                     ===========    ===========

           (See accompanying notes to unaudited financial statements)

                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                                                 March 15, 1995
                                                                                                                   (Inception)
                                               Three Months Ended                   Nine Months Ended                Through
                                                   March 31,                             March 31,                  March 31,
                                          ------------------------------      ------------------------------     --------------
                                              1999              1998              1999              1998              1999
                                          ------------      ------------      ------------      ------------      -----------
REVENUE:

 Consulting                               $       --        $       --        $       --        $     30,000      $     30,200
                                          ------------      ------------      ------------      ------------      ------------
     Total Revenue                                --                --                --              30,000            30,200

COSTS AND EXPENSES:
 General and administrative                    118,439           218,035           335,847           741,015         1,578,933
 Research and development                       19,626            85,398           114,618           223,350         3,023,583
 Impairment of intangible assets                  --                --                --                --             451,492
                                          ------------      ------------      ------------      ------------      ------------
     Total costs and expenses                  138,065           303,433           450,465           964,365         5,054,008
                                          ------------      ------------      ------------      ------------      ------------

OPERATING LOSS                                (138,065)         (303,433)         (450,465)         (934,365)       (5,023,808)

OTHER INCOME (EXPENSE):
 Interest income                                   196              --                 976              --             163,737
 Other income                                     --                --             175,550              --             177,971
 Interest expense - related party              (32,228)          (90,443)          (87,775)       (1,036,167)       (1,395,098)
                                          ------------      ------------      ------------      ------------      ------------
     Total Other Income (Expense)              (32,032)          (90,443)           88,751        (1,036,167)       (1,053,390)
                                          ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                         $   (170,097)     $   (393,876)     $   (361,714)     $ (1,970,532)     $ (6,077,198)
                                          ============      ============      ============      ============      ============


NET INCOME (LOSS) PER COMMON SHARE        $       (.01)     $       (.02)     $       (.02)     $       (.08)
                                          ============      ============      ============      ============
  (Basic and diluted)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                       23,774,275        25,176,432        24,034,560        23,781,938
                                          ============      ============      ============      ============


                               (See accompanying notes to unaudited consolidated financial statements)



                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                                                                                                      March 15, 1995
                                                                                                                       (Inception)
                                                               Three Months Ended            Nine Months Ended           Through
                                                                    March 31,                    March 31,               March 31,
                                                        ---------------------------     ---------------------------   --------------
                                                             1999           1998            1999           1998             1999
                                                        -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $  (170,097)    $  (393,876)    $  (361,714)    $(1,970,532)    $(6,077,198)
Adjustments to reconcile net loss to net
    cash used in operating activities:
  Acquired research and development                            --              --              --              --         2,536,494
    expense
  Impairment of intangible asset                               --              --              --              --           451,492
  Depreciation and amortization                              11,561          31,454          36,027          86,750         203,780
  Stock option compensation expense                            --              --              --              --           214,125
  Interest expense related to debt discount                    --            71,517            --           989,784       1,013,933
  (Gain) loss on disposal of assets                             205            --              (470)           --              (166)
  (Increase)decrease in:
     Inventory                                                 --               468            --           (53,678)        (10,190)
     Other current assets                                   (16,960)          6,044         (24,569)        (12,416)       (164,170)
  (Decrease) increase in:
   Interest payable to shareholders                          32,228          18,926          87,775          44,755         359,085
   Accounts payable                                         (30,960)         (9,834)       (174,423)        (46,532)       (136,207)
   Other accrued liabilities                                 (2,781)        (58,401)         21,690         (10,344)         (8,158)
                                                        -----------     -----------     -----------     -----------     -----------
Net cash used in operating activities                      (176,804)       (333,702)       (415,684)       (972,213)     (1,617,180)
                                                        -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                         (1,874)           (408)         (5,015)        (75,260)        (95,374)
 Proceeds from sale of assets                                  --              --             5,150           8,702          13,550
 Advances to affiliates                                        --              --              --              --          (932,925)
 Purchase of notes receivable and
   security interest                                           --              --              --              --          (225,000)
 Cash received in acquisition                                  --              --              --              --           303,812
                                                        -----------     -----------     -----------     -----------     -----------
   Net cash provided by (used in)
    investing activities                                     (1,874)           (408)          _ 135         (66,558)       (935,937)
                                                        -----------     -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                                         --              --              --              --           103,127
 Proceeds from notes payable to shareholders                215,000            --           255,000         160,000         320,000
 Proceeds from convertible notes
   payable to shareholders                                     --           300,000         150,000         740,000       1,897,400
 Proceeds from line-of-credit                                  --              --              --              --           299,505
                                                        -----------     -----------     -----------     -----------     -----------
   Net Cash provided by financing activities                215,000         300,000         405,000         900,000       2,620,032
                                                        -----------     -----------     -----------     -----------     -----------

Increase (decrease) in cash                                  36,322         (34,110)        (10,549)       (138,771)         66,915
Cash & cash equivalents at
  beginning of period                                        30,593         131,070          77,464         235,731            --
                                                        -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period              $    66,915     $    96,960     $    66,915     $    96,960     $    66,915
                                                        ===========     ===========     ===========     ===========     ===========



                                  (See accompanying notes to unaudited consolidated financial statements)



                                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (A Development Stage Company)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                                          March 15,
                                                                                                                             1995
                                                                                                                         (Inception)
                                                             Three Months Ended              Nine Months Ended              Through
                                                              March 31, 1999                     March 31,                 March 31,
                                                      -----------------------------     -----------------------------    -----------
                                                         1999             1998             1999             1998             1999
                                                      ------------     ------------     ------------    -------------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
    Interest                                          $       --       $       --       $       --       $        746     $     --
                                                      ============     ============     ============     ============     ==========
    Taxes                                             $       --       $       --       $       --       $       --       $     --
                                                      ============     ============     ============     ============     ==========

Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                    $       --       $       --       $       --       $       --       $2,199,026
                                                      ============     ============     ============     ============     ==========

Conversion of notes payable to
  shareholders to common stock                        $       --       $       --       $       --       $    550,000     $  550,000
                                                      ============     ============     ============     ============     ==========

Conversion of short term notes and
  accrued interest into Convertible,
  Redeemable Promissory Notes                         $       --       $       --       $       --       $    183,575     $  183,575
                                                      ============     ============     ============     ============     ==========








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


Results of Operations

     During the nine months ended March 31, 1999, the Company remained in a research and development ("R&D") phase and, for a portion of the period, continued efforts on the design and development of an adequately bright projector for use with the Company's fiber optic screen technology in a full color video display application. The Company did not experience the desired results due to various factors and suspended further development of the projector. During the period, the Company also investigated a possible alternative use and market for its fiber optic screen systems which will utilize a different light source. A market study for this application has been completed with which the Company will prepare a comprehensive business plan for this and other product lines. The Company expects to submit a prototype for testing of this new application during 1999. If the Company is unable to successfully demonstrate the new prototype or develop an adequately bright projector, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.

     For the fiscal quarter and nine months ended March 31, 1999, the Company reported net losses of ($170,097) and ($361,714), respectively, as compared to net losses of ($393,876) and ($1,970,532) for the same periods in 1998. The differences in net losses for the periods ended 1999 as compared to 1998 are primarily due to: 1) a decrease in general and administrative ("G&A") expenses for the quarter and nine months ended March 31, 1999 of approximately $99,600 and $405,200, respectively, from amounts reported in 1998, 2) a decrease in research and development ("R&D")costs for the quarter and nine months ended March 31, 1999 of approximately $65,800 and $108,700, respectively from the same periods of the prior year, 3) other income of $0 and $175,550 received during the quarter and nine months ended March 31, 1999, respectively, in settlement of previously pending litigation, and 4) less charges to interest expense for the quarter and nine months ended March 31, 1999 than those reported in 1998. As a result of downsizing and cost containment measures, the Company was able to reduce the operating losses from approximately $303,400 and $934,400 for the quarter and nine months ended March 31, 1998, respectfully, to approximately $138,100 and $450,500 for the same periods of the current fiscal year.

     The Company reported total revenue of $30,000 for the nine months ended March 31, 1998 which consisted entirely of consulting fees pursuant to an agreement with Toshiba Lighting and Technology Corporation ("TLT") effective July 1, 1997. The agreement called for the Company to provide technical support for an outdoor product of TLT and to provide market research information for consideration of $5,000 per month. This agreement was not renewed, therefore, there were no revenues reported for the nine months ended March 31, 1999. Although the Company received no revenue for the nine months ended March 31, 1999, the Company reported total other income of $175,550 for the same period which consisted almost entirely of litigation settlement fees. There were no sales of the Company's products to report for either fiscal period.

     The Company reported G&A expenses of $118,439 and $335,847 for the quarter and nine months ended March 31, 1999, respectively as compared to $218,035 and $741,015 for the same periods of the prior year. Legal and other professional fees decreased approximately $118,300 for the nine months ended March 31, 1999 from 1998 due to the settlement of litigation, completion of a marketing study in 1998 for the full color video displays, and a reduction in management consulting fees in 1999 from 1998. In June 1998, the Company recorded a write-down of its intellectual property to $0 which reduced amortization expense in the nine month period ended March 31, 1999 from the same period in 1998 by approximately $58,600. The Company also reduced its workforce in 1999 from 1998 by approximately 7 people resulting in a net decrease in salaries and payroll expenses for the nine month period of approximately $99,300. G&A expenses for the nine months ended March 31, 1999 included: 1) depreciation of approximately $32,700; 2) general office expense of approximately $123,800; 3) employee salaries and expenses of approximately $109,500; and 4) professional fees of approximately $69,800 (including legal fees incurred for settlement of the litigation and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1998).

     The Company also reported research and development ("R&D") expenses of $19,626 and $114,618 for the quarter and nine months ended March 31, 1999, respectively, as compared to $85,398 and $223,350 for the same periods of the prior year. This decrease is primarily due to the Company's downsizing. R&D expenditures during the nine months ended March 31, 1999 were initially associated with the Company's efforts to develop a projector substantially brighter and possessing a better cost to performance ratio than those commercially available today which the Company believes is needed to provide adequate illumination for the successful marketing of its screen in a color video display application. Toward that end, the Company placed illumination, projection and electrical engineering specialists under contract to design and develop an adequately bright projector for use with the Company's fiber optic screen. The Company has not experienced the desired results due to various factors and has suspended further development of the projector. Subsequently, additional R&D expenditures were incurred associated with the investigation of an alternative application and market for the Company's fiber optic display technology. The Company is currently building a prototype for testing in a new application.

     During the nine months ended March 31, 1998, the Company recorded interest expense of approximately $989,000 which was the result of immediately convertible debt issued at a conversion price below the quoted price of the Company's Common Stock. Excluding these charges, interest expense increased from $18,926 and $44,755 for the quarter and nine months ended March 31, 1998 to $32,228 and $87,775 for the same periods of the current fiscal year. This increase is due to an increase in outstanding notes payable for the quarter and nine months ended March 31, 1999.


Liquidity and Capital Resources

     At March 31, 1999, the Company reported negative net worth of $1,822,450 and negative working capital of $715,074. The Company will require additional capital for administrative expenses, continued development of the product, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) successfully demonstrate the prototype for the new application; 2) complete the design and development of an automated manufacturing process; 3) perfect technology necessary for use with its products in a full color video display application; 4) successfully market the product;
5) obtain additional sources of funding through outside sources; and 6) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the nine months ended March 31, 1999, consisted of proceeds from the sale of $255,000 of 10% demand notes to shareholders and proceeds from the sale of convertible, redeemable promissory notes to shareholders in the aggregate amount of $150,000.

     Included in the net loss reported for the nine months ended March 31, 1999 are proceeds of $175,000 received in settlement of previously outstanding litigation. Taking into account the net loss, cash used in operating activities for the period totaled $415,684. Funds were primarily used for payment of litigation fees, ongoing research in the design and development of an adequately bright projector and in connection with the new application, and, operating expenses.

     Subsequent to March, 1999, the Company issued an additional $75,000 of 10% demand notes to shareholders. It is anticipated that these notes together with the demand notes previously issued will be converted into convertible, redeemable promissory notes in a future offering under similar terms and conditions as the convertible, redeemable promissory notes currently outstanding.

     ADTI reported a working capital deficit position at March 31, 1999. Current liabilities exceeded current assets by $715,074. In addition to the $255,000 in notes payable to shareholders discussed above, at March 31, 1999, current liabilities included trade payables and accrued expenses of $575,904 for costs of a reorganization, operating costs, R&D costs and various payables and accruals from prior years. While management intends to pursue various strategies to reduce or eliminate certain of these liabilities, there is no assurance that these efforts will be successful.

     The Company's efforts will continue to be focused on development of a prototype for alternative applications and a comprehensive business plan for this market. The Company will also continue to evaluate continued design and development of an adequately bright projector for use with the Company's fiber optic screen technology and on alternative uses for the fiber optic screen. If these efforts are not successful, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations. Although the Company will continue efforts on raising additional capital through private placements or other sources, there can be no assurances that the Company will be able to acquire the capital needed or be successful in achieving these objectives.


Impact of the Year 2000 Issue

     There have been no changes in the Company's assessments or plans regarding the impact of the year 2000 since the Company filed its Form 10-KSB for the fiscal year ended June 30, 1998.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  CHANGES IN SECURITIES.

None.

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


                                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                   (Registrant)



Date: May 14, 1999                       /S/ Matthew W. Shankle
                                         ---------------------------------------
                                         Matthew W. Shankle
                                         President
                                         (Chief Executive and Financial Officer)