Form 10KSB
period 1999-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1999-10-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                     Colorado                   84-0969445
             (State of incorporation)  (I.R.S. Identification No.)

         7334 South Alton Way, Suite F, Englewood, Colorado    80112
            (Address of principle executive offices)         (Zip Code)

                                 (303) 267-0111
               (Registrant's telephone number including area code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's reported interest and other income for the fiscal year ended June 30, 1999 was $176,726.

     The aggregate market value of the 7,011,879 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of October 1, 1999 was $560,950. As of October 1, 1999, the registrant had outstanding 23,774,275 shares of Common Stock.

                                Table of Contents



                                    Part I.                                 Page


Item 1.   Business.............................................................1
Item 2.   Description of Property..............................................7
Item 3.   Legal Proceedings....................................................8
Item 4.   Submission of Matters to a Vote of Security Holders..................9



                                   Part II.


Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters................................................9
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10
Item 7.   Financial Statements and Supplementary Data.........................14
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................14


                                    Part III.


Item 9.   Directors and Executive Officers of the Registrant and Compliance...14
            with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation..............................................16
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management....................................................19
Item 12.  Certain Relationships and Related Transactions......................22
Item 13.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K........................................................22

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

                                     PART I

Item 1. BUSINESS

Introduction
------------

     Advance Display Technologies, Inc. ("ADTI" or the "Company") is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of manufacturing full color video and other display screen systems. ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. ADTI has not received material revenues from the sale of its products, as its activities since inception have been primarily focused on research and development of its technology and raising capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the electronic bulletin board under the symbol, "ADTI".

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

     Effective May 21, 1997, the Company acquired the Partnership and Display Group (the "Exchange") in which the operations of the Partnership and Display Group were consolidated with those of the Company. The Company issued 17,509,868 shares of Common Stock and 1,843,900 shares of a newly created class of Series C Preferred Stock in exchange for equity securities and convertible notes originally acquired by a group of investors. The Exchange resulted in those investors acquiring in the aggregate a direct interest in Common Stock of the Company equal to approximately eighty two percent (82%) of the Company's then issued and outstanding Common Stock. Effective December 31, 1997, DOL was dissolved. Display Group was dissolved on June 29, 1999.

Product Efforts
---------------

     Since inception, the Company has sought to develop a display screen system (the "FiberVisionTM Screen" or "Screen") using a projection light source to send images through a bundle of optical fibers which are evenly disbursed in a matrix pattern forming the viewable screen face. This screen is designed so that the image input by the projector is enlarged many times on the face of the screen. This magnification factor depends on the number of fibers and the amount of space between each fiber on the face of the Screen. Possible applications include video display systems for stadiums and arenas, point-of-purchase advertising in such markets as shopping malls, department stores and supermarkets, as well as providing information and advertising in such locations as airports, roadways, trade shows, race tracks and video billboards.

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

     The quality of a projected image depends upon several key factors, resolution, color reproduction, and contrast ratio. Resolution of a display screen can be characterized as the total number of dots or pixels which, when observed by a viewer's eyes, form the picture. The Company's Screen may contain up to twenty times the number of pixels per square area as competitive large screen displays. Contrast ratio is the measurable difference between pixels that are "on" (white) and pixels that are "off" (black). Contrast also depends upon the amount of ambient light reflected back to the viewer's eyes from the screen surface. Since the Screen surface is flat black in appearance, ambient light reflected back to the viewer's eyes is minimized, resulting in a greater contrast ratio.

     Management believes that several of the Company's future Screen technologies, if successfully developed, will possess unique features when compared to other large screen display technologies. One embodiment of the Screen technology features a viewing angle of up to 170 degrees, both horizontally and vertically. Another embodiment of the Screen technology allows for variable viewing angles with the ability to incorporate off axis light emission of the viewable image.

     Excluding the image projection light source, the Screen itself has no electrical or moving parts which will wear out or need replacement. Therefore, replacement of the Screen itself is generally not necessary in permanent installations. Unlike typical front and rear screen projection technology, the Screen's relatively small input matrix significantly reduces the image "throw distance" thereby improving image quality.

     The Screens are expected to be less costly to produce than some competitive systems due to the overall simplicity of the FiberVision design as compared to the more complex, and expensive components and wiring of competitive systems. The Screen itself is a "passive" display system and contains no electrical components or moving parts. The electrical and mechanical components of a Screen system are limited to projection system technologies.

     The Company has made only one commercial sale of the Screen since 1986 due to multiple factors. Such factors include the lack of cost effective image projection systems, the working capital necessary to aggressively market its products and certain deficiencies relating to image quality on the Screen surface. Less than ideal overall quality of the Screen has been primarily due to the overall design and the number of manual vs. automated processes that have been employed during the Company's limited manufacturing history. However, the quality of the Screen, as produced in the past, are adequate to utilize as a demonstration unit for limited marketing purposes and may also be adequate to be sold for limited applications. Nevertheless, it is the Company's goal to continue to address and resolve these limiting factors and resume the aggressive marketing of its Screen technologies utilizing various product configurations.

Current Developments
--------------------

     Management efforts during the fiscal year ended June 30, 1999 were primarily focused on raising additional capital for operations focused on refining and redesigning the screen system and its method of manufacture. In an effort to eliminate certain deficiencies related to the screen surface and improve the overall quality of the system, the Company has investigated new design configurations and investigated alternative manufacturing processes for building the Screen.

     The Company has also determined that image projection systems substantially brighter and possessing a better cost to performance ratio than some of those commercially available today are needed to provide adequate illumination for the successful marketing of its Screen in full color image projection applications. Toward that end, the Company placed illumination, projection, electrical, and mechanical engineering specialists under contract to design and develop adequately bright projection systems for use with the Screen. The Company did not fully achieve the desired results due to various factors and suspended further development of a specific video projection system during the quarter ended March 31, 1999. However, since this point in time, the Company has explored alternate image projection, and manufacturing technologies which, in the future, may achieve desirable results for certain applications of the Screen technologies.

     The Company has also continued to investigate possible alternative uses and markets for its fiber optic screen systems. Currently, the Company is directing its efforts toward alternative applications and markets which may utilize various image projection system technologies in conjunction with its Screen technologies. A new market study has been completed which will be used by the Company in preparing a comprehensive business plan for these product applications and other product lines. The Company has completed a first generation prototype for use in technology demonstrations and preliminary testing programs with positive results. A second generation prototype will be completed for more extensive demonstrations and testing during the current fiscal year.

     Approximately $163,180 was spent on research and development by the Company during the fiscal year ended June 30, 1999.

     If the Company is unable to successfully demonstrate the prototypes or acquire or develop adequately suitable image projection systems and manufacturing technologies for other applications, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.

     Management Changes. During the fiscal year ended June 30, 1999, two of the five members of the board of directors resigned and one new member was appointed which leaves the Board currently with four members. Effective September 11, 1998, Kenneth P. Warner resigned as President and Chief Executive Officer and Matthew W. Shankle was appointed President. (See Part III, Item 9. Directors, Executives, Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act).

Manufacturing
-------------

     The Company has in the past developed and patented a semi-automated manufacturing system for production of the FiberVision Screen. This system automatically aligned the optical fibers allowing the fiber optics and plastic spacers to be bonded into screen modules. These screen modules were then assembled in rows and columns to create the Screen's front faceplate. This manufacturing and assembly process was performed by the Company.

     The Company has investigated alternatives to the overall design, manufacture and product applications for the Screen technologies in order to improve perceived image quality, develop additional markets, and also to prepare the Screen technologies for more fully automated production.

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

Raw Materials
-------------

     Procurement of raw materials has not been a significant factor in the Company's operations due to the early stages of manufacturing in which the Company is engaged. Raw materials required to produce the Screen consist primarily of optical fibers, common plastics and metal materials. The Company currently obtains its optical fibers from Mitsubishi Rayon of Japan. The Company is aware of two additional fiber suppliers with comparable quality and competitive pricing.

Marketing
---------

     The Company has in the past concentrated its immediate marketing efforts toward selling products in the large screen market. In this market, the Company initially targeted sports facilities, convention and transportation centers, casinos, users of message boards, and users of signage for advertising and information applications. The Company suspended the aggressive marketing of its Screens in January 1998 when the Company began investigating alternatives to the overall design of the Screen and the associated manufacturing processes. Since this time, the Company has renewed marketing efforts and has explored possible alternative uses and markets for its fiber optic screen systems. Currently, the Company is directing its efforts toward alternative applications and markets which may utilize various image projection system technologies in conjunction with the Company's Screen technologies. In addition to exploring these alternate applications and markets, the Company has continued to pursue the development of the large screen market through continuous improvements in the Screens overall design and manufacturing technologies.

     As the product redesign effort and automation of the manufacturing process become more fully developed, ADTI will continue to expand its marketing efforts to further explore new and existing markets. However, there can be no assurance that sufficient capital will be obtained to undertake these activities or that the new product design or manufacturing process will be significantly improved.

Competition
-----------

     Fiber Optic Systems: Management is not aware of any other products on the market which are based on the same design or manufacturing technologies as the Company's Screens. However, InWave, Inc. of Eugene, Oregon and American Shizuki Corporation (ASC) of Louisville, Colorado also manufacture and/or sell fiber optic display screens. The Company believes that InWave is currently selling its product for advertising applications and ASC has concentrated on product introductory efforts for video display applications. The fiber optic display sold by InWave has a lower resolution and a narrower viewing angle than the FiberVision product and it is manufactured using a significantly different method. The fiber optic display currently being marketed by ASC in the United States is based on technology purportedly acquired from Nippon Telephone & Telegraph (NTT). ASC, a wholly owned subsidiary of Shizuki Electric Company, Inc. of Japan, is primarily a manufacturer of electronic capacitors in the United States and has limited experience in the fiber optic screen market.

     Light Bulb or CRT Systems: Several companies, including Sony, Panasonic, Toshiba, and Mitsubishi, manufacture large video screens which are based on light bulb, cathode luminescent or CRT technology. These systems are competitive with the Screen in certain applications and currently represent a significant portion of the large screen market. In the opinion of management, the drawbacks of such systems in comparison with the Screen are lower resolution, higher maintenance costs, higher consumption of electricity, and higher purchase price.

     Projection Systems: Front and rear screen projection systems are currently useful only in controlled ambient light environments. Limited viewing angle, low contrast ratio, and need for a long throw distance are drawbacks to front and rear screen projection systems. However, these projection systems represent a majority of the market in certain video and display market segments consisting of conference rooms, schools, sports bars, and casinos.

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

     LED Systems: Full color LED matrix displays represent a major new competitive challenge for the Screen. Although the Screen has some unique advantages over LED technology, the LED displays are being marketed by over 108 separate companies including some major electronics manufacturers such as Sony, Mitsubishi and Panasonic. However, some of the LED screens sold and operated over the past few years have begun to exhibit undesirable viewing characteristics. These include "pixel to pixel" and "module to module", color or chromatic shift, variations in uniform luminous intensities, and other optical variations due to inconsistent thermal dissipation and variations in the manufacturing processes of LED components. Also, LED screens have a relatively high "cost per pixel" ratio when compared to the Company's Screen technology.

     In summary, the Company is subject to active competition from various companies in the large screen image projection and display industry. Most of these companies have substantially greater financial resources, human resources and production capabilities than those of the Company. Some of these competitors have more well-established products and brand names in the market. The Company is at a substantial competitive disadvantage because of the new technology upon which its products are based and the limited track record for those products.

Proprietary Rights
------------------

     The Company's product is predicated on proprietary fiber optic display technologies with coherently ordered fibers which can be designed and configured in a variety of sizes, shapes and resolution to provide large display screen products. Since its inception, the Company has been issued various patents covering its technology, products, components, assembly methods and processes, primarily relating to fiber optic display technologies. The first patent for the Screen and manufacturing method for the Screen was filed in February 1984 and subsequently issued in March 1987. The Company acquired this patent and all technology, processes, formula and know how, that relate directly or indirectly to fiber optic display technologies from the original holder, in exchange for a limited profit interest in the Company. However, it is Management's belief that this profit interest has been relinquished based upon the review of the original assignment and other documents executed with the original patent holder.

     The Company has subsequently been granted or assigned five additional patents covering the design and manufacturing process for the Screen. One of the additional patents which was considered by management to be nonessential has expired. The Company subsequently filed and was issued one additional patent by the U.S. Patent and Trademark Office in fiscal year ended June 30, 1999. In August 1999 the Company filed another patent which has a current status of "patent pending" with the U.S. Patent and Trademark Office. This latest "patent pending" reflects new intellectual property created through the Company's ongoing research and development efforts.

     During the fiscal year ended June 30, 1999, the Company investigated alternative designs and manufacturing methods for the Screens. Based on these developments, the Company does not expect to generate significant future revenues from the use of intellectual property contained in its current issued patents. Accordingly, the Company has written off capitalized costs associated with these patents. However, the Company intends to hold and maintain these issued patents.

     The Company intends to protect its intellectual property through trade secrets, patents pending, and will also file for new patents on proprietary developments as appropriate. The Company believes intellectual property to be material to its business objectives and seeks to protect, develop and maintain its technology for the design and manufacturing of Screens in the strictest confidence.

Employees
---------

     As of October 8, 1999, ADTI employed three full-time employees, who directed research and development and conducted administrative functions. The Company may employ additional staff as further development or manufacturing requirements dictate and working capital permits. The Company has placed illumination, projection, electrical, and mechanical engineering specialists under contract to design and develop adequately bright image projection and manufacturing technologies. The Company also retains various consultants on a contract basis as needed for management, engineering, legal and accounting services.


Item 2. DESCRIPTION OF PROPERTY

     The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,058 per month plus operating expenses of $415 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company leases the facility pursuant to a three-year lease expiring May 31, 2002. The Company has one option to terminate and cancel the lease effective May 31, 2000 by providing the landlord with notice to vacate ninety days prior and paying a penalty equal to four monthly base lease payments. As working capital permits and operations dictate, the Company may consider alternative space in the future to accommodate space requirements to further develop the product and an automated manufacturing method.

Item 3. LEGAL PROCEEDINGS

DISPLAY GROUP, LLC vs. AMERICAN CONSOLIDATED GROWTH CORPORATION.
----------------------------------------------------------------

     This civil action involved ownership of Common Stock of ADTI. Plaintiff Display Group, LLC, a former subsidiary of the Company, filed a civil action dated July 19, 1996 against American Consolidated Growth Corporation ("ACGC") and AGT Sports, Inc. in the Arapahoe County District Court, Civil Action No. 96-CV1560, seeking ownership of approximately 1,400,000 shares of Common Stock of ADTI pursuant to a security interest owned by Display Group. That security interest was acquired from the Resolution Trust Corporation ("RTC") pursuant to a public sale. This civil action was terminated concurrently with the suit discussed below.


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

Fiscal Quarter Ended                              High              Low
--------------------                              ----              ---

       1998
       ----
September 30, 1997                              $0.3125           $0.0625
December 31, 1997                                 .2500             .1875
March 31, 1998                                    .2188             .1563
June 30, 1998                                     .2200             .1875


       1999
       ----
September 30, 1998                              $0.2200           $0.0600
December 31, 1998                                 .0600             .0200
March 31, 1999                                    .1000             .0200
June 30, 1999                                     .0550             .0500


     As of October 1, 1999 there were approximately 1,757 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION


                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (See page iii of this report.)

Results of Operations
---------------------

     For the fiscal year ended June 30, 1999, the Company reported a net loss of ($582,813) as compared to ($2,971,929) for fiscal 1998. The loss in 1998 included an increase to interest expense of approximately $1,014,000 related to below market conversion feature on debt, compensation expense of approximately $214,000 related to issuances of stock options to employees and a write-down of intangibles of $451,492. These adjustments were all non-cash in nature, required pursuant to generally accepted accounting principles and are more fully described below. Excluding these three items, the Company would have reported a net loss of $1,292,379 for the fiscal year ended June 30, 1998.

     The Company reported consulting revenue and interest income of $1,170 and $32,621 for the fiscal years ended June 30, 1999 and 1998, respectively. The 1999 revenue consisted entirely of interest income. The 1998 revenue consisted of $2,621 in interest income and $30,000 in consulting fees received in connection with the Service Agreement between the Company and Toshiba Lighting and Technology Company ("TLT") whereby TLT paid the Company $5,000 per month for six months in consideration of market research information.

     During the fiscal year ended June 30, 1999, the Company received funds in settlement of previously pending litigation. (See Item 3. "Legal Proceedings", above.) In connection with a settlement agreement effective August 10, 1998 (the "Settlement Agreement"), the Company received $175,000 cash and 1,402,157 shares of ADTI Common Stock. The ADTI Common Stock acquired in the settlement has been returned to the authorized but unissued stock of ADTI. The cash received in settlement of the litigation was used to pay certain litigation costs and as working capital.

     The Company reported no revenue from the sale of its product for either fiscal year. Management believes the lack of sales of products has been attributed to the inadequacies or cost inefficiencies of projection systems together with certain deficiencies relating to the screen surface.

     The Company reported general and administrative expenses of $469,282 and $1,103,730 for the fiscal years ended June 30, 1999 and 1998, respectively. Legal and accounting fees decreased by approximately $119,500 in 1999 from 1998 due to the settlement of litigation and less complex financial reporting in 1999 following completion of the Exchange. Due to downsizing, salaries and related employee benefits decreased for the fiscal year ended June 30, 1999 from 1998 by approximately $132,500. In addition, the Company reported additional compensation expense in fiscal 1998 of approximately $214,000, due to grants of stock options in fiscal 1998 at exercise prices below the quoted price of the Company's common stock on the grant dates. However, the Company believes that the exercise price more closely reflected the actual fair market value of the Company's common stock on the grant dates.

     During the fiscal year ended June 30, 1998, the Company began investigations of alternative designs and manufacturing methods for the Screens. Based on these developments, the Company does not expect to generate significant future revenues from the use of intellectual property contained in its current issued patents. Accordingly, the Company wrote down capitalized costs of $451,492 associated with these patents to $0 during the fiscal year ended June 30, 1998.

     During the fiscal year ended June 30, 1998 the Company determined that image projection systems substantially brighter and possessing a better cost to performance ratio than those commercially available today are needed to provide adequate illumination for the successful marketing of its Screen in full color image projection applications. Toward that end, the Company placed illumination, projection, electrical, and mechanical engineering specialists under contract to design and develop adequately bright projection systems for use with the Screen. The Company did not fully achieve the desired results due to various factors and suspended further development of a specific video projection system during the quarter ended March 31, 1999. However, since this point in time, the Company has explored alternate image projection, and manufacturing technologies which, in the future, may achieve desirable results for certain applications of the Screen technologies.

     Currently, the Company is directing its efforts toward alternative applications and markets which may utilize various image projection system technologies in conjunction with its Screen technologies. The Company has completed a first generation prototype for use in technology demonstrations and preliminary testing programs with positive results. A second generation prototype will be completed for more extensive demonstrations and testing during the current fiscal year.

     Research and development costs decreased from $364,026 for the year ended June 30, 1998 to $163,180 for the year ended June 30, 1999. This decrease is primarily due to the Company's downsizing.

     Interest expense decreased from $1,085,302 for 1998 to $127,071 for 1999 primarily due to an additional charge to interest expense in fiscal 1998 of approximately $1,014,000. This charge was the result of immediately convertible debt that was issued at a conversion price below the quoted price of the Company's Common Stock. Otherwise, interest expense would have increased from $71,368 in the fiscal year ended June 30, 1998 to $127,071 for the same fiscal period of the current year primarily due to an increase in Convertible, Redeemable Promissory Notes outstanding for the fiscal year ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations for more than five years. At June 30, 1999, the Company reported negative net worth of $2,043,548 and negative working capital of $521,458. The Company will require additional capital for administrative expenses, continued development of the display system, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) develop or acquire an adequately bright projector or other light source; 2) complete the design and development of an automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal years ended June 30, 1999 and 1998 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $550,242 and $1,050,000, respectively. These notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at rates from $.05 to $0.1615 per share. These notes are unsecured. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows for the year ended June 30, 1999 were used for ongoing product and manufacturing process development, alternative market analysis, operating expenses and investments in capital equipment.

     Subsequent to the fiscal year ended June 30, 1999, the Company sold an aggregate of $180,000 of additional 10% convertible, redeemable promissory notes under a private placement offered to qualified investors with substantially the same terms as those discussed above.

     ADTI reported a working capital deficit position at June 30, 1999. Current liabilities exceeded current assets by $521,458. At June 30, 1999, current liabilities consisted of trade payables and accrued expenses which were incurred primarily due to litigation costs, costs of the Exchange, costs associated with the various private offerings and operating costs.

     Pending a favorable outcome of the second phase prototype project described above, the Company will recommence efforts on further design and development of the fiber optic screen and related manufacturing process. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives.

Impact of the Year 2000 Issue
-----------------------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using A00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     As of the date of this report, a limited assessment has been made as to the effects of the Year 2000 Issue on the Company. Therefore, the Company is unable to determine whether the Year 2000 Issue will materially affect the Company's operating ability, future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The Company intends to continue its assessment of the potential impact of the Year 2000 Issue on the Company's business in the future.

Item 7. FINANCIAL STATEMENTS

     See indexes to financial statements on page F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of September 25, 1998:

Directors and Officers            Age         Position with ADTI
----------------------            ---         ------------------

Gene W. Schneider                 73          Chairman of the Board and Director

Matthew W. Shankle*               39          President and Director

Rebecca L. McCall                 42          Secretary

David J. Babiarz, Esq.            44          Assistant Secretary

Lawrence F. DeGeorge              54          Director

Mark L. Schneider**               44          Director


* Matthew W. Shankle is the son-in-law of Gene W. Schneider and the brother-in-law of Mark L. Schneider.

** Mark L. Schneider is the son of Gene W. Schneider and the brother-in-law of Matthew W. Shankle.

Business Experience for Executive Officers and Directors:
---------------------------------------------------------

     Gene W. Schneider -Mr. Schneider was appointed a Director effective September 16, 1997 and as Chairman of the Board of Directors on October 3, 1997. Since 1989, Gene W. Schneider has served as Chairman and/or Chief Executive Officer of UnitedGlobalCom, Inc. ("UCOMA"), a NASDAQ listed Company that provides multichannel television services in Europe, Asia/Pacific, and South America. Prior to that, Mr. Schneider was a Director and Officer of United Cable Television Corporation, a NYSE company, and its predecessors since inception. United Cable merged with several entities including United Artists Communications to form United Artists Entertainment Company ("UAEC"), a publicly-traded company, where Mr. Schneider was Chairman until 1991, when UAEC merged with Tele-Communications, Inc. Mr. Schneider is currently on the board of five private corporations in addition to being on the board of UCOMA.

     Matthew W. Shankle -Mr. Shankle was appointed President effective September 14, 1998 and served as a Vice President of the Company from October 3, 1997. He is responsible for the overall day-to-day operations and strategic direction of the Company in conjunction with the Board of Directors. From June 1996 to September 1997, he served as a consultant to the Company for product research and development (R&D). He is also currently responsible for leading the effort to refine product design and further automate the Company's manufacturing process. From 1995 to 1997, Mr. Shankle served as an operations consultant for several high tech R&D/manufacturing subsidiaries of Telxon Corporation, a NASDAQ listed company. From 1992 to 1995, Mr. Shankle was employed by Virtual Vision, Inc. as the R&D/manufacturing facility development specialist. Mr. Shankle began his career at Lockheed Missiles and Space in the San Diego area.

     Rebecca L. McCall -Ms. McCall was appointed Secretary of the Company on March 7, 1997. She is also the Company's Controller responsible for the Company's accounting and reporting functions. Previously she served as the accountant for the Company and Display Optics, Ltd., a former privately held subsidiary of the Company. From 1993 to the present, Ms. McCall also provides general accounting services for several other small companies. From 1990 to 1993, she served as the Controller for Television Technology Corporation in Louisville, Colorado, a small manufacturer of radio and television station transmission equipment. From 1985 to 1990, Ms. McCall held various accounting positions with the Company, including Vice President of Administration, Secretary and Director of Accounting.

     David J. Babiarz, Esq. - Mr. Babiarz was appointed Assistant Secretary on October 3, 1997. He has been President and Director of the law firm of Overton, Babiarz & Associates, P.C. (OB&A) of Englewood, CO since 1994. From 1992 to 1994, Mr. Babiarz served as a Vice President of OB&A and from 1986 to 1992, as the Secretary and a Director. Mr. Babiarz practices corporate and securities law.

     Lawrence F. DeGeorge - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991 Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of

LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Since June 1997, Mr. DeGeorge served as a director of UCOMA. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services.

     Mark L. Schneider - Mr. Schneider was appointed a Director effective September 16, 1997. Mr. Schneider is currently Chairman and Chief Executive Officer of United Pan-European Communications ("UPC"), an AEX and NASDAQ listed company which provides enhanced broadband video, data communication and voice telephony services. Mr. Schneider is also currently Executive Vice President of UCOMA where he is responsible for international investments, a position he has occupied since December, 1996. He has also been a Director of UCOMA since its inception. From 1989 to December, 1996, Mr. Schneider served as President or a consultant to UCOMA. Prior to 1989, Mr. Schneider was a Vice President of Corporate Development of United Cable Television Corporation in international and domestic acquisitions. Mr. Schneider also held numerous positions as legislative counsel in Washington, D.C.


COMPLIANCE WITH SECTION 16.

     The following sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

     The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

   Name of Reporting Person  Late Form 3  Late Form 4  Late Form 5  Transactions
   ------------------------  -----------  -----------  -----------  ------------

   Gene W. Schneider              0            0            1             1
   Mark L. Schneider              0            0            1             1


Item 10. EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth the compensation paid, or to be paid, by the Company for services rendered during the fiscal year ended June 30, 1999 to (a) the Chief Executive Officer of the Company, and (b) each of the four most highly compensated executive officers who served as executive officers at the end of the fiscal year and whose total annual salary and bonus exceeded $100,000.

                              SUMMARY COMPENSATION

                           Year Ended                    Other Annual
            Name            June 30,    Salary    Bonus  Compensation     Total
            ----            --------    ------    -----  ------------     -----

    Matthew W. Shankle(1)     1999     $  73,000   -0-        -0-       $ 73,000
    President, Former         1998     $  68,868   -0-        -0-       $ 68,868
    Vice President            1997     $     -0-   -0-        -0-       $    -0-

    Kenneth P. Warner (2)     1999     $  34,615   -0-        -0-       $ 34,615
    Former President, Former  1998     $ 114,231   -0-        -0-       $114,231
    Chief Executive Officer   1997     $     -0-   -0-        -0-            -0-


(1) Mr. Shankle was appointed President effective September 14, 1998. From October 3, 1997 until his appointment as President, Mr. Shankle served as Vice President. Prior to his appointment as Vice President, he received approximately $35,343 in consulting fees for marketing and research and development.

(2) Mr. Warner was appointed President and Chief Executive Officer (CEO) effective September 17, 1997. Prior to his appointment, he received approximately $17,404 in fees for management services. He resigned as President and CEO effective September 11, 1998.


                  Aggregated Option/SAR Values at June 30, 1999

                         Number of                                  Value of
                         Securities                               Unexercised
                         underlying                 Options/SARs  in-the-money
                        Unexercised   Options/SARs      Not       options/SARs
        Name            Options/SARs   Exercisable  Exercisable     ($)  (1)
        ----            ------------   -----------  -----------     ---  ---

Matthew W. Shankle (2)    500,000        177,083      322,917       $   -0-
Kenneth P. Warner (3)     781,250        781,250          -0-       $   -0-

(3) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 1999 of $.055.

(4) One quarter of these options vest each year (annually for the first year and then on a monthly basis) during which the individual remains employed by the Company, for four years. As of September 30, 1999, 177,083 of these options were vested.

(5) All of these options expired on September 11, 1999 due to termination of employment by Mr. Warner.

     There were no options granted or exercised during the fiscal year ended June 30, 1999.

Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 1999, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.


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

Non-qualified Options
---------------------

     The Company currently has Non-qualified Options to purchase 61,500 shares of the Company's Common Stock at $.25 to $10.00 per share. These Non-qualified Options were granted at fair market value. None of these options have a term in excess of ten years. These options were outstanding at June 30, 1999, have not been exercised and expire from 1999 to 2000.

Equity Incentive Plan
---------------------

     On September 18, 1997, the Board adopted, subject to shareholder approval, an Equity Incentive Plan and reserved 2,500,000 shares of the Company's Common Stock for issuance under this plan. The purposes of this plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the operations of the Company by relating incentive compensation to increases in shareholder value, so that the income of those participating in the Plan is more closely aligned with the income of the Company's shareholders. The Plan is also designed to provide a financial incentive that will help the Company attract, retain and motivate the most qualified employees and consultants. The Plan permits the grant of Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Stock Appreciation Rights, Stock Bonuses, Stock Units and other stock grants. As of June 30, 1999, 1,481,250 options were outstanding under this plan at exercise prices from $.1315 to $.1615 per share. Of these options, 1,093,750 options are exercisable, of which 781,250 expired in 1999, 100,000 expire in 2000 and 212,500 expire in 2008. Of the 387,500 non-vested options at June 30, 1999, all expire in 2008.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 1999, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a Group. Information regarding certain beneficial ownership was derived from
Schedule 13D, as amended, received by ADTI from the reporting persons pursuant to requirements of the Securities and Exchange Commission. As of September 30, 1999, the Company had outstanding 23,774,275 shares of Common Stock. The voting securities of the Company consist of i) Common Stock which is entitled to one vote per share; and, ii) Series C Preferred Stock which have no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote with respect to those matters on which holders of Series C Preferred Stock are alone entitled to vote, except as provided by law. Unless otherwise stated, all ownership is direct by the reporting person.



                                             Amount and                          Amount and
                                             nature of                           nature of
Name and address of             Title of     Beneficial   Percent   Title of     Beneficial  Percent
 Beneficial owners               Class       Ownership   of Class    Class       Ownership   of Class
 -----------------               -----       ---------   --------    -----       ---------   --------

David J. Babiarz, Esq. (1)      Common               0      .00%    Series C             0       .00%
7720 E. Belleview Ave.          $.001 Par                           Preferred
Suite 200                                                          "Preferred"
Englewood, CO 80223

William W. Becker               Common       1,873,369     7.88%    Preferred      197,278     10.70%
Box 143                         $.001 Par
Grand Cayman Island
British West Indies

Lawrence F. DeGeorge (1)        Common (2)  10,854,443    35.65%    Preferred            0       .00%
140 Intracoastal Pointe Drive   $.001 Par
Suite 410
Jupiter, Florida 33477

Bruce H. Etkin                  Common (3)   3,699,196    15.27%    Preferred      341,978     18.55%
1512 Larimer St., No. 325       $.001 Par
Denver, CO 80202

Rebecca L. McCall (1)           Common (4)      73,347     0.31%    Preferred            0       .00%
7334 South Alton Way            $.001 Par
Building 14, Suite F
Englewood, CO 80112

G. Schneider Holdings, Co.      Common       4,941,959    20.79%    Preferred      520,420     28.22%
4643 S. Ulster, Suite 1300      $.001 Par
Denver, CO 80237

Gene W. Schneider (1)           Common (5)  11,475,271    37.86%    Preferred (4)  520,420     28.22%
4643 S. Ulster, Suite 1300      $.001 Par   Direct and
Denver, CO 80237                            Indirect

Mark L. Schneider (1)           Common (6)   6,062,562    22.18%    Preferred      264,232     14.33%
4643 S. Ulster, Suite 1300      $.001 Par
Denver, CO 80237

Matthew W. Shankle (1)          Common (7)     177,083      .74%    Preferred            0       .00%
7334 South Alton Way            $.001 Par
Building 14, Suite F
Englewood, CO 80112

All current officers and        Common (8)  28,642,706    70.25%    Preferred      784,652     42.55%
directors as a group                        Direct and
                                            Indirect


                                       20

(1)  Officer or director.

(2) Includes 6,671,934 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $.1615 per share until October 15, 2000 unless the notes are called sooner by the Company.

(3) Includes 451,740 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at $.1615 per share until October 15, 2000 unless the notes are called sooner by the Company.

(4) Includes options to purchase 65,417 shares of Common Stock that are currently exercisable at prices ranging from $.1615 to $.25 per share and which expire from 2000 to 2008.

(5) Includes 6,533,312 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.1615 per share until October 15, 2000 unless the notes are called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider is the general partner.

(6) Includes 3,553,389 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.1615 per share until October 15, 2000 unless the note is called sooner by the Company.

(7) Includes 177,083 options to purchase Common Stock at $0.1615 per share, exercisable until 2008.

(8) Includes 16,758,635 shares underlying convertible promissory notes. The notes are convertible at prices ranging from $.05 to $0.1615 per share until October 15, 2000 unless the note is called sooner by the Company. Also includes options to purchase 242,500 shares of Common Stock that are currently exercisable at prices ranging from $.1615 to $.25 per share and which expire from 2000 to 2008.


Changes in Control
------------------

     The Company knows of no arrangement or events, the occurrence of which may result in a change in control.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gene W. Schneider, Mark L. Schneider, Lawrence F. DeGeorge and Matthew W. Shankle are Directors of ADTI.

     As of October 8, 1999, Messrs. Gene Schneider, Larry DeGeorge and Mark Schneider have loaned $603,230, $781,041 and $246,710, respectively, for which they received 10% convertible, redeemable promissory notes of the Company with conversion rates from $.05 to $.1615. As of June 30, 1999, $152,140 of interest expense has accrued on these notes.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.


Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.
     -----------------------------------

     The Financial Statements and Schedules filed herein are described in the Index to Financial Statements included in Item 8 and indexed on page F-1.

(b)  Exhibits.
     ---------

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

10.6 Form of Convertible, Redeemable Promissory Notes various investors and the Company dated from June 28, 1999 through September 10, 1999 (enclosed herewith).

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

None.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report...............................................  F-2

Balance Sheet - June 30, 1999..............................................  F-3

Statements of Operations - For the Years Ended June 30, 1999 and 1998,
         and Cumulative from Inception (March 15, 1995)
         through June 30, 1999.............................................  F-4

Statement of Changes in Stockholders' Equity (Deficit) - For the Period from
         Inception (March 15, 1995) through June 30, 1999..................  F-5

Statements of Cash Flows - For the Years Ended June 30, 1999 and 1998,
         and Cumulative from Inception (March 15, 1995)
         through June 30 1999..............................................  F-7

Notes to Financial Statements..............................................  F-9

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the balance sheet of Advance Display Technologies, Inc. as of June 30, 1999 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1999 and 1998 and for the period from inception (March 15, 1995) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and for the period from inception (March 15, 1995) to June 30, 1999 in conformity with generally accepted accounting principles.

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



HEIN + ASSOCIATES LLP

Denver, Colorado
August 19, 1999



                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 1999


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                               $    80,352
   Other current assets                                                     4,311
                                                                      -----------
      Total current assets                                                 84,663

PROPERTY AND EQUIPMENT, net                                                51,877
                                                                      -----------

TOTAL ASSETS                                                          $   136,540
                                                                      ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                   $   340,775
   Other accrued liabilities                                              265,346
                                                                      -----------
      Total current liabilities                                           606,121

CONVERTIBLE NOTES PAYABLE                                               1,573,967

COMMITMENTS AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000 shares authorized,
      1,843,900 shares issued and outstanding (liquidation
      preference of $2,765,850)                                             1,844
   Common Stock, $.001 par value, 100,000,000 shares authorized,
      23,774,275 shares issued and outstanding                             23,775
   Additional paid-in capital                                           4,229,130
   Deficit accumulated during the development stage                    (6,298,297)
                                                                      -----------
      Total stockholders' deficit                                      (2,043,548)
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   136,540
                                                                      ===========


              See accompanying notes to these financial statements.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                         CUMULATIVE
                                                                            FROM
                                                                          INCEPTION
                                            FOR THE YEARS ENDED       (MARCH 15, 1995)
                                                  JUNE 30,                THROUGH
                                       ----------------------------       JUNE 30,
                                           1999            1998             1999
                                           ----            ----             ----
CONSULTING REVENUE                     $       --      $     30,200    $     30,200

OTHER INCOME:
   Related party interest income               --              --           162,761
   Other interest income                      1,170           2,421           3,591
   Settlement income                        175,000            --           175,000
   Other                                        550            --               550
                                       ------------    ------------    ------------
      Total revenue and other income        176,720          32,621         372,102

COSTS AND EXPENSES:
   General and administrative               469,282       1,103,730       1,712,367
   Research and development                 163,180         364,026       3,072,146
   Impairment of intangible assets             --           451,492         451,492
   Interest expense - related party         127,071       1,085,302       1,434,394
                                       ------------    ------------    ------------
      Total costs and expenses              759,533       3,004,550       6,670,399
                                       ------------    ------------    ------------

NET LOSS                               $   (582,813)   $ (2,971,929)   $ (6,298,297)
                                       ============    ============    ============

NET LOSS PER COMMON SHARE
 (BASIC AND DILUTIVE)                  $      (0.02)   $      (0.12)
                                       ============    ============

WEIGHTED AVERAGE SHARES OF
 COMMON STOCK OUTSTANDING                24,012,450      24,138,224
                                       ============    ============


              See accompanying notes to these financial statements.

                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)

                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 1999




                                      PREFERRED STOCK                COMMON STOCK          ADDITIONAL
                                 --------------------------   -------------------------     PAID-IN      ACCUMULATED
                                    SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL        DEFICIT         TOTAL
                                    ------        ------        ------        ------        -------        -------         -----
BALANCE, March 15, 1995
 (Inception)                             --     $      --            --     $      --     $      --      $      --      $      --

   Capital contributions                 --            --         697,095           697        90,971           --           91,668
   Net loss                              --            --            --            --            --             (286)          (286)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, June 30, 1995                   --            --         697,095           697        90,971           (286)        91,382

   Capital contributions                 --            --          87,141            87        11,372           --           11,459
   Net loss                              --            --            --            --            --          (24,430)       (24,430)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, June 30, 1996                   --            --         784,236           784       102,343        (24,716)        78,411
   Conversion of debt to
      common stock and issuance
      of preferred stock pursuant
      to acquisition of Display
      Group, LLC and Display
      Optics, Ltd.                  1,843,900         1,844    20,559,687        20,560     2,351,160           --        2,373,564
   Net loss                              --            --            --            --            --       (2,718,839)    (2,718,839)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, June 30, 1997              1,843,900         1,844    21,343,923        21,344     2,453,503     (2,743,555)      (266,864)



                                    See accompanying notes to these financial statements.



                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)

                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 1999
                                                         (continued)


                               PREFERRED STOCK                COMMON STOCK                ADDITIONAL
                         ----------------------------  ----------------------------        PAID-IN       ACCUMULATED
                             SHARES            AMOUNT      SHARES            AMOUNT        CAPITAL         DEFICIT         TOTAL
                             ------            ------      ------            ------        -------         -------         -----
BALANCE, June 30, 1997
 (carryforward)             1,843,900          1,844     21,343,923          21,344       2,453,503      (2,743,555)       (266,864)

   Debt convertable at
    below market                 --             --             --              --         1,013,933            --         1,013,933
   Conversion of debt to
    common stock                 --             --        4,182,509           4,183         545,817            --           550,000
   Retirement of shares
    in settlement                --             --         (350,000)           (350)            350            --              --
   Employee stock options
    issued for services          --             --             --              --           214,125            --           214,125
   Net loss                      --             --             --              --              --        (2,971,929)     (2,971,929)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 1998      1,843,900          1,844     25,176,432          25,177       4,227,728      (5,715,484)     (1,460,735)

   Retirement of shares
    in settlement                --             --       (1,402,157)         (1,402)          1,402            --              --
   Net loss                      --             --             --              --              --          (582,813)       (582,813)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 1999      1,843,900   $      1,844     23,774,275    $     23,775    $  4,229,130    $ (6,298,297)   $ (2,043,548)
                         ============   ============   ============    ============    ============    ============    ============


                                     See accompanying notes to these financial statements.

                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (A Development Stage Company)

                                       STATEMENTS OF CASH FLOWS



                                                                                  CUMULATIVE
                                                                                    FROM
                                                                                  INCEPTION
                                                      FOR THE YEARS ENDED      (MARCH 15, 1995)
                                                            JUNE 30,               THROUGH
                                                  -------------------------        JUNE 30,
                                                      1999           1998           1999
                                                      ----           ----           ----

Net loss                                          $  (582,813)   $(2,971,929)   $(6,298,297)

Adjustments to reconcile net loss to net
 cash used in operating activities:
   Acquired research and development
    expense                                              --             --        2,536,494
   Impairment of intangibles                             --          451,492        451,492
   Depreciation and amortization                       47,994        117,904        215,747
   Stock option compensation expense                     --          214,125        214,125
   Interest expense related to debt discount             --        1,013,933      1,013,933
   Loss on sale of property and equipment               1,896            304          2,200
   (Increase) decrease in:
      Inventory                                        16,238         35,581          6,048
      Other current assets                              3,805          2,262       (135,796)
   Increase (decrease) in:
      Accounts payable                               (143,291)       (74,082)      (105,075)
      Accrued interest payable to members             114,702         68,186        386,012
      Other accrued liabilities                        (6,160)           817        (36,008)
                                                  -----------    -----------    -----------
   Net cash used in operating activities             (547,629)    (1,141,407)    (1,749,125)
                                                  -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                 (8,355)       (75,260)       (98,714)
   Proceeds from sale of property and equipment         8,630          8,400         17,030
   Advances to affiliates                                --             --         (932,925)
   Purchase of note receivable and security
    interest                                             --             --         (225,000)
   Cash received in acquisition                          --             --          303,812
                                                  -----------    -----------    -----------
      Net cash provided by (used in) investing
       activities                                         275        (66,860)      (935,797)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                 --             --          103,127
   Proceeds from notes payables to stockholders       550,242      1,050,000      2,362,642
   Proceeds from line-of-credit                          --             --          299,505
                                                  -----------    -----------    -----------
      Net cash flows provided by financing
       activities                                     550,242      1,050,000      2,765,274
                                                  -----------    -----------    -----------


                    See accompanying notes to these financial statements.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (continued)


                                                                             CUMULATIVE
                                                                                FROM
                                                                              INCEPTION
                                                   FOR THE YEARS ENDED     (MARCH 15, 1995)
                                                         JUNE 30,              THROUGH
                                               ----------------------------    JUNE 30,
                                                   1999            1998         1999
                                                   ----            ----         ----

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          2,888       (158,267)      80,352

CASH AND CASH EQUIVALENTS, at beginning of
 period                                              77,464        235,731         --
                                               ------------   ------------   ----------


CASH AND CASH EQUIVALENTS, at end of period    $     80,352   $     77,464   $   80,352
                                               ============   ============   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid for:
         Interest                              $       --     $        746   $   26,570
                                               ============   ============   ==========
         Taxes                                 $       --     $       --     $     --
                                               ============   ============   ==========
      Non-cash transactions:
          Issuance of common stock for
           acquisition of Display Group, LLC
           and Display Optics, Ltd. and
           conversion of convertible debt      $       --     $       --     $2,199,026
                                               ============   ============   ==========
          Conversion of notes payable
           stockholders to common stock        $       --     $    550,000   $  550,000
                                               ============   ============   ==========
          Conversion of interest payable on
           notes to notes payable              $     10,242   $       --     $   10,242
                                               ============   ============   ==========
         Retirement of shares in settlement    $      1,402   $       --     $    1,402
                                               ============   ============   ==========


              See accompanying notes to these financial statements.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Organization and Nature of Operations - Advance Display Technologies, Inc.'s ("ADTI" or the "Company") business activity is to develop and manufacture full color video and other display screen systems. The Company has not yet commenced principal operations and is therefore still in the development stage.

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $521,458 as of June 30, 1999. The Company has also received notice from the State of Colorado alleging past due sales tax and related accrued interest totaling approximately $220,000. Based on prior discussions with state personnel, the Company has accrued the amount it believes it will ultimately pay. However, there can be no assurance as to the ultimate amount of any settlement with the State of Colorado. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     During the years ended June 30, 1998 and 1999, the Company investigated alternative design configurations and an alternative manufacturing process for building the Fiber Vision Screen. The Company believes the new design will improve perceived image quality and better prepare the product for more fully automated production. In addition, the Company believes a projector substantially brighter and more cost effective than those currently commercially available is necessary for the Company to successfully market its products in full color image projection applications. The Company placed several illumination, projection, mechanical and electrical engineering specialists under contract to design and develop an adequately bright projection system for use with the Fiber Vision Screen. The Company did not fully achieve the desired results due to various factors and suspended further development of the specific video projection system during the quarter ended March 31, 1999. Currently, the Company is directing its efforts on an alternative application and market which will utilize a different light source. The Company completed a first generation prototype for technology demonstration and preliminary testing programs with positive results. A second generation prototype is expected to be completed for more extensive demonstrations and testing during the current fiscal year. Management of the Company believes the Company's continued existence is dependent upon its ability to: develop or acquire an adequately bright projector at an acceptable cost; complete the design and development of the alternative manufacturing process; successfully market the product; obtain additional sources of funding through outside sources; and achieve and maintain profitable operations.

     Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 1999 and June 30, 1998 was $47,994 and $39,778, respectively.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Intangibles - Intangibles previously included patents and technology related to the Company's video display systems. These intangibles were written off at June 30, 1998 pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 (see Impairment of Long-Lived Assets, below).

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

     Impairment of Long-Lived Assets - In fiscal 1997, the Company adopted SFAS No. 121, Accounting for Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangibles may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Management of the Company is pursuing new technology alternatives for the production of the fiber vision screens. The Company does not expect to generate significant future revenues from its current patents and, accordingly, during fiscal 1998 wrote off capitalized costs associated with those patents.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts payable, notes payable, and other debt, approximate the carrying value in the financial statements at June 30, 1999.

     Stock-Based Compensation - As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Loss Per Share - Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 1999 and 1998 because the Company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

     Comprehensive Loss - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.


2.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following at June 30, 1999:

          Equipment                                        $ 111,685
          Office furniture                                    23,939
                                                           ---------
                                                             135,624
          Less accumulated depreciation and amortization     (83,747)
                                                           ---------

             Property and equipment, net                   $  51,877
                                                           =========


3.   NOTES PAYABLE:
     --------------

     At June 30, 1999, the Company had $1,573,967 of notes payable to investors which mature on October 15, 2000 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, $1,173,725 at a rate of $.1615 per share and $400,242 at a rate of $.05 per share. For 1998 issuance of $1,023,725, this conversion feature was below quoted market price of the common stock and the debt was immediately convertible so the Company recorded approximately $1,014,000 of additional interest expense during fiscal 1998. However, the

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Company believes the conversion price represented the fair market value of the common stock at the time of the transactions. For 1999 issuances of $550,242, this conversion feature was above quoted market price of the common stock, so no additional interest expense was recorded during fiscal 1999. Of these notes payable, $1,563,967 and $164,340 of accrued interest payable at June 30, 1999 were to directors of the Company or owners of more than 5% of the Company's common stock. Interest expense associated with notes to directors was $127,071 and $1,085,302 for the years ended June 30, 1999 and 1998, respectively.


4.   COMMITMENT AND CONTINGENCY:
     ---------------------------

     Office Lease - The Company leases office and warehouse facilities under a three-year operating lease. Total rental expense was $35,442 and $27,796 for the years ended June 30, 1999 and 1998, respectively.

     The Company's lease requires monthly payments of approximately $1,473.

     As of June 30, 1999, lease payments are due during the fiscal year ended June 30 as follows:

              2000                                     $ 17,680
              2001                                       17,680
              2002                                       16,206
                                                       --------
                                                       $ 51,566
                                                       ========

5.   STOCKHOLDERS' DEFICIT:
     ----------------------

     Non-Qualified Options - The Non-Qualified Options were issued at fair market value. No option can have a term in excess of ten years and all options are non-transferrable. At June 30, 1999, options were outstanding to purchase 61,500 shares. These options expire in fiscal 2000 and are exercisable at $.25 to $10 per share.

     Non-Qualified Incentive Stock Option Plan - In 1990, the Company's Board of Directors adopted a Non-Qualified Incentive Stock Option Plan (NQI Plan) and reserved 100,000 shares of the Company's common stock for issuance under this plan. Under the NQI Plan, the Company can grant stock options, stock, stock appreciation rights and related benefits such as loans, tax benefits, and other rights (each of which is referred to as an "Award"). Eligibility to receive Awards under the NQI Plan is limited to individuals who render services which tend to contribute materially to the success of the Company or which may reasonably be anticipated to contribute materially to the future success of the Company or its subsidiaries. No option granted under the NQI Plan shall have a term in excess of 10 years from the grant date.

     In 1990, the Company granted an aggregate of 65,000 options under the NQI plan to purchase shares of the Company's common stock at an exercise price of $3.50 per share. These options have not been exercised and expire in fiscal 2000.

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

     No options were granted during fiscal 1999. During fiscal 1998, the Company issued Non-Qualified Options for the purchase of 1,500,000 shares of the Company's common stock to an officer of the Company at an exercise price of $.1315 per share under the Plan. Options for the purchase of 781,250 common shares had vested when the officer resigned during fiscal 1999. The vested options will expire in fiscal 2000. In January 1998, the Company granted options to purchase 750,000 shares at a price of $.1615 per share under the Plan. Of these 750,000 options, 600,000 were granted to an officer and an officer/director of the Company. Options to purchase 150,000 shares of common stock vested in January 1999 and the remaining 450,000 options vest equally on a monthly basis from February 1999 through January 2002. These options expire in 2008 or within 90 days of termination of employment with the Company. Options for the purchase of 100,000 shares of common stock were granted pursuant to a separation agreement with a former officer of the Company, and vested immediately upon grant and expire in fiscal 2000. The remaining options for the purchase of 50,000 shares were granted to an employee, did not vest, and expired in July 1998 due to termination of employment.

     A summary of stock option activity is as follows:

                                             1999                 1998
                                    ---------------------  ------------------
                                                 Weighted            Weighted
                                        Number   Average    Number   Average
                                         of      Exercise     of     Exercise
                                        Shares    Price     Shares     Price
                                        ------    -----     ------     -----

    Outstanding, beginning of year    2,376,500    $ .24     126,500   $2.04

       Granted                             --      $ .00   2,250,000   $ .14

       Canceled                        (768,750)   $ .13        --     $ .00
                                     ----------            ---------


    Outstanding, end of year          1,607,750    $ .29   2,376,500   $ .24
                                     ==========            =========

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     At June 30, 1999, options for 1,220,250 shares were exercisable (at a weighted average exercise price of $0.34 with 150,000, 150,000 and 87,500 shares becoming exercisable in fiscal 2000, 2007, and 2008, respectively, subject to continued employment by certain individuals. If not previously exercised, options outstanding at June 30, 1999, will expire as follows:

                                                                   Weighted
                                                                   Average
                                                    Number         Exercise
     Year Ending June 30,                          of Shares         Price
     --------------------                          ---------         -----

             2000                                  1,007,750          $.37
             2008                                    600,000          $.16
                                                   ---------

                                                   1,607,750          $.29
                                                   =========



     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, compensation cost of $214,725 was recorded during fiscal 1998 for grants of options to employees as the exercise prices were less than the quoted market price of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss applicable to common stockholders and the related per share amounts would have been increased to the pro forma amounts indicated below.


                                                     Year Ended June 30,
                                                -----------------------------
                                                     1999           1998
                                                     ----           ----
  Net loss applicable to common stockholders:
     As reported                                $  (582,813)   $  (2,971,929)
     Pro forma                                  $  (639,905)   $  (3,206,772)

  Net loss per common share:
     As reported                                $     (0.02)   $       (0.12)
     Pro forma                                  $     (0.03)   $       (0.13)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     The weighted average fair value of options granted to employees for the years ended June 30, 1998 was $0.23. The fair value of each employee option and warrant granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Year Ended June 30,
                                                      1998
                                              ---------------------
                                              Options A   Options B
                                              ---------   ---------

        Expected volatility                      253%       253%
        Risk-free interest rate                    6%         6%
        Expected dividends                        --         --
        Expected terms (in years)                  2         10


     Preferred Stock - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

     As of June 30, 1999, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all the Preferred Stock, at its option, at the Preferred Stock's liquidation value of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.


6.   SETTLEMENT AGREEMENT:
     ---------------------

     During the fiscal year ended June 30, 1999, the Company executed an agreement (the "Settlement Agreement") in settlement of previously pending litigation. In connection with the Settlement Agreement, the Company received $175,000 cash and 1,402,157 shares of ADTI common stock. The ADTI common stock acquired in the settlement has been returned to the authorized but unissued stock of ADTI.


7.   INCOME TAXES:
     -------------

     A long-term deferred tax asset totaling approximately $5,900,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     This valuation allowance increased by approximately $198,000 during 1999 mainly as a result of the increase in losses.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     A reconciliation between the amount of reported Federal income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:


                                             1999          %           1998         %
                                             ----        ----          ----       ----

Computed expected tax benefit            $  (198,000)      (34)%   $(1,010,000)    (34)%
(Increase) decrease in tax
  benefit resulting from:
   Non-deductible expenses                      --        --           535,000      18
   Increase (reduction) in
    valuation allowance
    related to net operating
    loss carryforwards and
    change in temporary
    differences                              198,000        34         475,000      16
                                         -----------     -----     -----------    ----

                                         $      --           0%    $      --         0%
                                         ===========     =====     ===========    ====


     As of June 30, 1999, the Company has accumulated net operating loss carryforwards of approximately $17,465,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2019 if not utilized sooner.


8.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     At June 30, 1999, the Company had payables totaling $44,251 due to related entities (mainly companies with common directors) of the Company. Also see Notes 3 and 9.


9.   SUBSEQUENT EVENT:
     -----------------

     Subsequent to June 30, 1999, the Company issued an additional $180,000 in 10% convertible notes to three directors of the Company. These notes are due October 15, 2000, and are convertible immediately into common stock at a rate of $.05 per share.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle                              Date: October 8, 1999
------------------------------                      ---------------------
By: Matthew W. Shankle
    President
    (Chief Executive and Financial Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene W.  Schneider                              Date: October 8, 1999
----------------------                              ---------------------
By: Gene W. Schneider
    Chairman of the Board and Director

/s/ Lawrence F. DeGeorge                            Date: October 8, 1999
------------------------                            ---------------------
By: Lawrence F. DeGeorge
    Director

/s/ Mark L. Schneider                               Date: October 8, 1999
----------------------                              ---------------------
By: Mark L. Schneider
    Director

/s/ Matthew W. Shankle                              Date: October 8, 1999
----------------------                              ---------------------
By: Matthew W. Shankle
    Director