Form 10QSB
period 1999-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 1999-11-12
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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


         7334 South Alton Way, Building 14, Suite F, Englewood, CO 80112
         ---------------------------------------------------------------
              (Address of principle executive offices) (Zip Code)


                                 (303) 267-0111
                                 --------------
                (Issuer's telephone number, including area code)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X                    NO_____


As of November 10, 1999, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                        YES_____                  NO  X

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Balance Sheets (unaudited) -
           September 30, 1999 and June 30, 1999...........................    3

         Statements of Operations (unaudited) -
           Three months ended September 30, 1999 and 1998 and for the
           period from March 15, 1995, inception, to September 30, 1999...    4

         Statements of Cash Flows (unaudited) -
           Three months ended September 30, 1999 and 1998 and for the
           period from March 15, 1995, inception, to September 30, 1999...    5

         Notes to Financial Statements (unaudited)........................    6

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition..................  7-9


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    9

Item 2.  Changes in Securities............................................    9

Item 3.  Defaults on Senior Securities....................................    9

Item 4.  Submission of Matters to a Vote of
           Security Holders...............................................    9

Item 5.  Other Information................................................    9

Item 6.  Exhibits and Reports on Form 8-K.................................    9

           Signatures.....................................................   10



                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       September 30,     June 30,
                                                           1999            1999
                                                        -----------    -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                 $     8,203    $    80,352
   Other current assets                                       8,964          4,311
                                                        -----------    -----------
      Total current assets                                   17,167         84,663

PROPERTY AND EQUIPMENT                                      137,932        135,624
   Less:  Accumulated depreciation                          (92,520)       (83,747)
                                                        -----------    -----------
      Net Property and Equipment                             45,412         51,877
                                                        -----------    -----------

      TOTAL ASSETS                                      $    62,579    $   136,540
                                                        ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                     $   333,000    $   340,775
   Other accrued liabilities                                303,269        265,346
                                                        -----------    -----------
      Total current liabilities                             636,269        606,121

CONVERTIBLE, REDEEMABLE NOTES PAYABLE TO SHAREHOLDERS     1,673,967      1,573,967

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
     shares authorized, 1,843,900 shares issued
     and outstanding (liquidation preference of
     $ 2,765,850)                                             1,844          1,844
   Common stock, $.001 par value, 100,000,000
     shares authorized, 23,774,275 and
     23,774,275 shares issued and outstanding,
     respectively                                            23,775         23,775
   Additional paid-in capital                             4,338,814      4,229,130
   Deficit accumulated during the development
     stage                                               (6,612,090)    (6,298,297)
                                                        -----------    -----------
      Total Shareholders' Deficit                        (2,247,657)    (2,043,548)
                                                        -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    62,579    $   136,540
                                                        ===========    ===========


           (See accompanying notes to unaudited financial statements)

                                       3

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    March 15, 1995
                                                                      (Inception)
                                           Three Months Ended           Through
                                              September 30,          September 30,


                                          1999             1998          1999
                                      ------------    -------------  ------------

CONSULTING REVENUE                    $       --      $       --     $     30,200


OTHER INCOME:

  Related party interest income               --              --          162,761

  Other interest income                        286             323          3,877

  Settlement income                           --           175,000        175,000

  Other                                       --               550            550
                                      ------------    ------------   ------------
     Total revenue and other income            286         175,873        372,388



COSTS AND EXPENSES:

 General and administrative                123,661         107,257      1,836,028

 Research and development                   39,238          37,441      3,111,384

 Impairment of intangible assets                                          451,492

 Interest expense - related party          151,180          26,189      1,585,574
                                      ------------    ------------   ------------

     Total costs and expenses              314,079         170,887     (6,984,478)
                                      ------------    ------------   ------------




NET INCOME (LOSS)                     $   (313,793)   $      4,986   $ (6,612,090)
                                      ============    ============   ============


NET INCOME (LOSS) PER COMMON SHARE
  (BASIC AND DILUTED)                 $       (.01)  $       --
                                      ============   =============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    23,774,275      24,555,128
                                      ============   =============


           (See accompanying notes to unaudited financial statements)

                                       4

                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                March 15, 1995
                                                                                  (Inception)
                                                        Three Months Ended          Through
                                                           September 30,         September 30,
                                                        1999           1998           1999
                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                 $  (313,793)   $     4,986    $(6,612,090)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Acquired research and development expense               --             --        2,536,494
   Impairment of intangible asset                          --             --          451,492
   Depreciation and amortization                          8,773         11,871        224,520
   Stock option compensation expense                       --             --          214,125
   Interest expense related to debt discount            109,685           --        1,123,618
   Loss on disposal of assets                              --             --            2,200
 (Increase) decrease in:
   Inventory                                               --             --            6,048
   Other current assets                                  (4,653)        (4,879)      (140,449)
 (Decrease) increase in:
   Accrued interest payable to members                   41,494         26,189        427,506
   Accounts payable                                      (7,775)      (130,322)      (112,850)
   Other accrued liabilities                             (3,572)        21,333        (39,580)
                                                    -----------    -----------    -----------
     Net cash used in operating activities             (169,841)       (70,822)    (1,918,966)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (2,308)          (786)      (101,022)
  Proceeds from sale of assets                             --             --           17,030
  Advances to affiliates                                   --             --         (932,925)
  Purchase of notes receivable and
     security interest                                     --             --         (225,000)
  Cash received in acquisition                             --             --          303,812
                                                    -----------    -----------    -----------
     Net Cash used in investing activities               (2,308)          (786)      (938,105)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                    --             --          103,127
  Proceeds from convertible, redeemable notes
     payable to shareholders                            100,000         50,000      2,462,642
  Proceeds from line-of-credit                             --             --          299,505
                                                    -----------    -----------    -----------
     Net Cash provided by
       financing activities                             100,000         50,000      2,865,274
                                                    -----------    -----------    -----------

Increase (decrease) in cash                             (72,149)       (21,608)         8,203
Cash & cash equivalents
  at beginning of period                                 80,352         77,464           --
                                                    -----------    -----------    -----------
Cash and cash equivalents at end
  of period                                         $     8,203    $    55,856    $     8,203
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
   Interest                                         $      --      $      --      $    26,570
                                                    ===========    ===========    ===========
   Taxes                                            $      --      $      --      $      --
                                                    ===========    ===========    ===========
Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                  $      --      $      --      $ 2,199,026
                                                    ===========    ===========    ===========
Conversion of notes payable to stockholders
  to common stock                                   $      --      $      --      $   550,000
                                                    ===========    ===========    ===========

                  (See accompanying notes to unaudited financial statements)

                                              5

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. ("ADTI" or the "Company")for the year ended June 30, 1999, as the notes to these interim financial statements omit certain information required for complete financial statements.


Note 2.

Subsequent Events
-----------------

     Subsequent to the fiscal quarter ended September 30, 1999, the Company issued additional convertible, redeemable promissory notes in the aggregate amount of $240,000 due and payable October 15, 2000 and convertible at the option of the noteholder, into shares of the Company's Common Stock at the rate of $.05 per share. These notes were issued with substantially the same additional terms and conditions as the Company's other convertible, redeemable promissory notes previously outstanding.

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

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 1999.


Results of Operations
---------------------

     In the past, the Company conducted research and development activities for full color image projection applications primarily for the large video display screen market. Due to varius factors, the Company has not yet achieved the desired results in the development of the screen and projection system for these applications. Accordingly, the Company has explored alternate image projection and manufacturing technologies which, in the future, may achieve desirable results for certain applications of the Screen technologies. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations.

     During the quarter ended September 30, 1999, the Company directed its efforts toward alternative applications and markets which may utilize various image projection system technologies in conjunction with its Screen technologies. The Company completed a first generation prototype for use in technology demonstrations and preliminary testing programs with positive results. A second generation prototype will be completed for more extensive demonstrations and testing during the current fiscal year.

     For the fiscal quarter ended September 30, 1999, the Company reported net loss of $313,793 compared to net income of $4,986 for the fiscal quarter ended September 30, 1998. The difference in net loss and net income for the quarters presented is primarily due to: 1) other income of $175,000 received during the quarter ended September 30, 1998 in settlement of previously pending litigation,
2) an increase to general and administrative expenses of approximately 15% in 1999 from 1998, and 3) an increase in interest expense for the quarter ended September 30, 1999 from the quarter ended September 30, 1998 of approximately $124,991.

     The Company reported total revenue and other income of $286 for the quarter ended September 30, 1999 which consisted entirely of interest income. In comparison, the Company reported total revenue and other income of $175,873 for the fiscal quarter ended September 30, 1998 which consisted of settlement fees from prior litigation of $175,000, interest income of $323 and other income of $550. There were no sales of the Company's products to report for either fiscal quarter.

     The Company reported G&A expenses of $123,661 and $107,257 for the quarters ended September 30, 1999 and 1998, respectively. Depreciation decreased by approximately $2,400 in 1999 from 1998 due to certain assets being fully depreciated. Legal and other professional fees increased approximately $3,000 in

1999 from 1998 primarily due to an increase in consulting fees in connection with the Company's investigation of alternative applications and markets for its display screen systems. Due to these same efforts, travel expenses increased by approximately $19,300 for the quarter ended September 30, 1999 from the same period of the prior fiscal year. The Company also reduced its workforce in 1999 from 1998 by one individual and hired a former contract employee resulting in a net decrease in contract services, salaries and employee related expenses of approximately $19,900.

     On June 1, 1999, the Company moved its offices to a facility approximately one third the size of its previous facility resulting in a decrease in rent expense of approximately $6,000 for the quarter ended September 30, 1999 from the quarter ended September 30, 1998. In addition, during the quarter ended September 30, 1998, the Company negotiated a $20,300 reduction in legal fees previously recorded in connection with the settlement of prior litigation. G&A expenses for the fiscal quarter ended September 30, 1999 included: 1) depreciation of approximately $8,300; 2) general office expense of approximately $22,500; 3) employee salaries and expenses of approximately $41,300; 4) travel related expenses of approximately 19,900; and 5) professional fees of approximately $31,700 (including legal fees incurred for patent work and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1999).

     The Company reported research and development ("R&D") expenses of $39,238 and $37,441 for the quarters ended September 30, 1999 and 1998, respectively.

     Interest expense increased from $26,189 for the fiscal quarter ended September 30, 1998 to $151,180 for the quarter ended September 30, 1999. This increase is due to: 1) $15,306 increase due to an increase in long term debt outstanding; and, 2) $109,685 which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believes that the conversion price more closely reflected the actual fair market value of the Company's common stock on the dates of issuance.


Liquidity and Capital Resources
-------------------------------

     The Company has been totally dependent on financing from outside sources to fund operations for more than five years. At September 30, 1999, the Company reported negative net worth of $2,247,657 and negative working capital of $619,102. The Company will require additional capital for administrative expenses, continued development of the display system, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) develop or acquire an adequately bright projector at an acceptable cost, or other light source; 2) complete the design and development of an automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal quarter ended September 30, 1999 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $100,000. These notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at a conversion rate of $.05 per share. These notes are unsecured. The Company has the right to call these notes after one year and the noteholders have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows for the quarter ended September 30, 1999 were used for ongoing product and manufacturing process development, alternative market analysis, operating expenses and investment in capital equipment.

     Subsequent to the quarter ended September 30, 1999, the Company issued additional convertible, redeemable promissory notes in the aggregate amount of $240,000 under the same terms and conditions as the convertible, redeemable promissory notes issued during the quarter.

     During the fiscal quarter ended September 30, 1998, the Company received a payment of $175,000 in settlement of previously outstanding litigation which reduced cash used in operations. Similar to the current year, cash flows from financing activities for the fiscal quarter ended September 30, 1998, consisted entirely of proceeds from the issuance of a convertible, redeemable promissory note in the amount of $50,000, due and payable October 15, 2000 and with substantially the same terms as the Company's other convertible, redeemable promissory notes then outstanding. Proceeds from the settlement and financing activities received during the fiscal quarter ended September 30, 1998 were primarily used for ongoing research and development and operating expenses.

     ADTI reported a working capital deficit position at September 30, 1999. Current liabilities exceeded current assets by $619,102. At September 30, 1999, current liabilities consisted of trade payables and accrued expenses of $636,269 for costs of a previous exchange transaction, operating costs, various payables and accruals from prior years.

     Pending a favorable outcome of the second phase prototype project described above, the Company will recommence efforts on further design and development of the fiber optic screen and related manufacturing process. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives. If these efforts are not successful, the Company may be forced to discontinue operations.

Impact of the Year 2000 Issue
-----------------------------

     There have been no changes in the Company's assessments or plans regarding the impact of the year 2000 since the Company filed its Form 10-KSB for the fiscal year ended June 30, 1999.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.


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


                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                               (Registrant)



Date: November 10, 1999                                   /S/ Matthew W. Shankle
      -----------------                    -------------------------------------
                                                              Matthew W. Shankle
                                                                       President
                                         (Chief Executive and Financial Officer)