Form 10QSB
period 1999-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2000-02-14
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1999

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


      7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112
      ---------------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)


                                 (303) 267-0111
                 ----------------------------------------------
                (Issuer's telephone number, including area code)



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

As of January 31, 2000, 23,774,275 shares of Common Stock, $.001 par value per share, were outstanding.

           Transitional Small Business Disclosure Format (check one):

                             YES                  NO    X
                                 -------             -------

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                         Page
                                                                         ----

                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
              December 31, 1999 and June 30, 1999.........................3

             Statements of Operations (unaudited) -
              Three months and six months  ended  December 31, 1999
              and 1998 and for the period from March 15, 1995,
              inception, to December 31, 1999.............................4

             Statements of Cash Flows (unaudited) -
              Three months and six months  ended  December 31, 1999
              and 1998 and for the period from March 15, 1995,
              inception, to December 31, 1999.............................5

             Notes to Financial Statements (unaudited)....................7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........8-11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................11

Item 2.  Changes in Securities............................................11

Item 3.  Defaults on Senior Securities....................................11

Item 4.  Submission of Matters to a Vote of
                  Security Holders........................................11

Item 5.  Other Information................................................11

Item 6.  Exhibits and Reports on Form 8-K.................................11

             Signatures...................................................12


                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                (A Development Stage Company)

                                        BALANCE SHEETS
                                        (Unaudited)
                                                        December 31,      June 30,
                                                           1999             1999
                                                       -------------    -------------

                                          ASSETS
                                          ------
CURRENT ASSETS:
   Cash                                                $      41,311    $      80,352
   Other current assets                                       11,257            4,311
                                                       -------------    -------------
      Total current assets                                    52,568           84,663

PROPERTY AND EQUIPMENT                                       139,434          135,624
   Less:  Accumulated depreciation                          (101,368)         (83,747)
                                                       -------------    -------------
      Net Property and Equipment                              38,066           51,877
                                                       -------------    -------------

      TOTAL ASSETS                                     $      90,634    $     136,540
                                                       =============    =============


                           LIABILITIES AND SHAREHOLDERS' DEFICIT
                           -------------------------------------

CURRENT LIABILITIES:
   Convertible, redeemable notes payable
         to shareholders                               $   1,913,967    $        --
   Accounts payable                                          348,220          340,775
   Other accrued liabilities                                 353,802          265,346
                                                       -------------    -------------
      Total current liabilities                            2,615,989          606,121

CONVERTIBLE, REDEEMABLE NOTES
 PAYABLE TO SHAREHOLDERS                                        --          1,573,967

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
        100,000,000 shares authorized,
        1,843,900 shares issued and outstanding
       (liquidation preference of  $2,765,850)                 1,844            1,844
   Common stock, $.001 par value, 100,000,000
        shares authorized, 23,774,275 and
           23,774,275 shares issued and outstanding,
           respectively                                       23,775           23,775
   Additional paid-in capital                              4,358,080        4,229,130
   Deficit accumulated during the development
        stage                                             (6,909,054)      (6,298,297)
                                                       -------------    -------------
      Total Shareholders' Deficit                         (2,525,355)      (2,043,548)
                                                       -------------    -------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' DEFICIT                          $      90,634          136,540
                                                       =============    =============

                   (See accompanying notes to unaudited financial statements)





                                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                   (A Development Stage Company)

                                                     STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                                                                 March 15, 1995
                                                                                                                  (Inception)
                                                    Three Months Ended                 Six Months Ended             Through
                                                      December 31,                       December 31,             December 31,
                                              -----------------------------     -----------------------------     ------------
                                                  1999              1998            1999              1998            1999
                                              ------------     ------------     ------------     ------------     ------------
CONSULTING REVENUE                            $       --       $       --       $       --       $       --       $     30,200

OTHER INCOME:
  Related party interest income                       --               --               --               --            162,761
  Other interest income                                935              457            1,221              780            4,812
  Settlement Income                                   --               --               --            175,000          175,000
  Other                                               --               --               --                550              550
                                              ------------     ------------     ------------     ------------     ------------
     Total revenue and other income                    935              457            1,221          176,330          373,323

COSTS AND EXPENSES:
 General and administrative                        116,996          110,152          240,657          217,408        1,953,024
 Research and development                          113,682           57,550          152,920           94,992        3,225,066
 Impairment of Intangible                             --               --               --               --            451,492
 Interest expense - related party                   67,221           29,358          218,401           55,547        1,652,795
                                              ------------     ------------     ------------     ------------     ------------
     Total costs and expenses                      297,899          197,060          611,978          367,947        7,282,377
                                              ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                             $   (296,964)    $   (196,603)    $   (610,757)    $   (191,617)    $ (6,909,054)
                                              ============     ============     ============     ============     ============


NET INCOME (LOSS) PER COMMON SHARE            $       (.01)    $       (.01)    $       (.03)    $       (.01)
                                              ============     ============     ============     ============
   (Basic and diluted)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                           23,774,275       23,774,275       23,774,275       24,164,702
                                              ============     ============     ============     ============





                                      (See accompanying notes to unaudited financial statements)






                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                                         STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                                                                                                March 15,
                                                                                                                  1995
                                                                                                               (Inception)
                                                  Three Months Ended                 Six Months Ended            Through
                                                      December 31,                     December 31,            December 31,
                                               ---------------------------     ---------------------------     ------------
                                                  1999             1998            1999           1998            1999
                                               -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $  (296,964)    $  (196,603)    $  (610,757)    $  (191,617)    $(6,909,054)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Acquired research and development                    --              --              --              --         2,536,494
  expense
 Impairment of intangible asset                       --              --              --              --           451,492
 Depreciation and amortization                       8,850          12,595          17,623          24,466         233,370
 Stock option compensation expense                    --              --              --              --           214,125
 Interest expense related to debt                   19,265            --           128,950            --         1,142,883
  discount
 Loss on disposal of assets                           --              (675)           --              (675)          2,200
 (Increase)decrease in:
     Inventory                                        --              --              --              --             6,048
     Other current assets                           (2,293)         (2,730)         (6,946)         (7,609)       (142,742)
 (Decrease) increase in:
   Interest payable to shareholders                 47,957          29,358          89,451          55,547         475,463
   Accounts payable                                 15,220         (13,141)          7,445        (143,463)        (97,630)
   Other accrued liabilities                         2,576           3,138            (996)         24,471         (37,004)
                                               -----------     -----------     -----------     -----------     -----------

Net cash used in operating activities             (205,389)       (168,058)       (375,230)       (238,880)     (2,124,355)
                                               -----------     -----------     -----------     -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                (1,503)         (2,355)         (3,811)         (3,141)       (102,525)
 Proceeds from sale of assets                         --             5,150            --             5,150          17,030
 Advances to affiliates                               --              --              --              --          (932,925)
 Purchase of notes receivable and
   security interest                                  --              --              --              --          (225,000)
 Cash received in acquisition                         --              --              --              --           303,812
                                               -----------     -----------     -----------     -----------     -----------
   Net cash provided by (used in)
    investing activities                            (1,503)          2,795          (3,811)          2,009        (939,608)
                                               -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                                --              --              --              --           103,127
 Proceeds from convertible notes
   payable to shareholders                         240,000         140,000         340,000         190,000       2,702,642
 Proceeds from line-of-credit                         --              --              --              --           299,505
                                               -----------     -----------     -----------     -----------     -----------

   Net Cash provided by
       financing activities                        240,000         140,000         340,000         190,000       3,105,274
                                               -----------     -----------     -----------     -----------     -----------

Increase (decrease) in cash                         33,108         (25,263)        (39,041)        (46,871)         41,311
Cash & cash equivalents at
  beginning of period                                8,203          55,856          80,352          77,464            --
                                               -----------     -----------     -----------     -----------     -----------


Cash and cash equivalents at end
  of period                                    $    41,311     $    30,593     $    41,311     $    30,593     $    41,311
                                               ===========     ===========     ===========     ===========     ===========





                                        (See accompanying notes to unaudited financial statements)



                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                                         STATEMENTS OF CASH FLOWS
                                                                (Unaudited)


                                                                                                                      March 15, 1995
                                                                                                                         (Inception)
                                                         Three Months Ended                 Six Months Ended              Through
                                                            December 31,                       December 31,             December 31,
                                                   ------------------------------      -----------------------------   -------------
                                                       1999               1998            1999               1998          1999
                                                   ------------      ------------      -----------       -----------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

   Interest                                        $       --        $        746      $      --        $        746    $   26,750
                                                   ============      ============      ===========      ============    ==========
   Taxes                                           $       --        $       --        $      --        $       --      $     --
                                                   ============      ============      ===========      ============    ==========

Issuance of common stock for

  Acquisition of Display Group, LLC

  and Display Optics, Ltd. and

  conversion of Convertible debt                   $       --        $       --        $      --        $       --      $2,199,026
                                                   ============      ============      ===========      ============    ==========

Conversion of notes payable to

  stockholders to common stock                     $       --        $       --        $      --        $       --      $  550,000
                                                   ============      ============      ===========      ============    ==========



                                        (See accompanying notes to unaudited financial statements)




                                                                    6

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1.

Unaudited Financial Statements
------------------------------

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


Note 2.

Subsequent Events
-----------------

     Subsequent to the fiscal quarter ended December 31, 1999, the Company issued 10% demand notes in the aggregate face amount of $80,000 to related parties.

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


Results of Operations

     In the past, the Company conducted research and development activities for full color image projection applications primarily for the large video display screen market. Due to various factors, the Company has not yet achieved the desired results in the development of the screen and projection system for these applications. Accordingly, the Company has explored alternate image projection and manufacturing technologies which, in the future, may provide desirable results for certain applications. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations.

     During the six months ended December 31, 1999, the Company directed its efforts toward alternative applications and markets which may utilize various emerging technologies in conjunction with its Screen technologies. The Company completed a first generation prototype for use in technology demonstrations and preliminary testing programs with positive results. The Company hopes to complete a second generation prototype for more extensive demonstrations and testing during the current fiscal year.

     For the fiscal quarter and six months ended December 31, 1999, the Company reported net losses of ($296,964) and ($610,757), respectively, as compared to net losses of ($196,603) and ($191,617) for the same periods in 1998. The differences in net losses for the periods ended 1999 as compared to 1998 are primarily due to: 1) other income of $0 and $175,550 received during the quarter and six months ended December 31, 1998, respectively, primarily in settlement of previously pending litigation, 2) an increase in general and administrative ("G&A") expenses for the quarter and six months ended December 31, 1999 of approximately $6,844 and $23,249, respectively, from amounts reported in 1998,
3) an increase in research and development ("R&D")costs for the quarter and six months ended December 31, 1999 of approximately $56,132 and $57,928, respectively from the same periods of the prior year, and, 4) an increase in interest expense of $37,863 and $162,854 for the quarter and six months ended December 31, 1999 over amounts reported for the same periods of the prior fiscal year.

     The Company reported total revenue and other income of $1,221 for the six months ended December 31, 1999 which consisted entirely of interest income. In comparison, the Company reported total revenue and other income of $176,330 for the six months ended December 31, 1998 which consisted of settlement fees from prior litigation of $175,000, interest income of $780 and other income of $550. There were no sales of the Company's products to report for either fiscal period.

     The Company reported G&A expenses of $240,657 for the six months ended December 31, 1999, compared to $217,408 for the same period in 1998. Depreciation decreased by approximately $5,505 in 1999 from 1998 due to certain assets being fully depreciated. Legal and other professional fees increased approximately $3,517 for the six month period in 1999 from 1998. The Company experienced a reduction in patent filings and maintenance fees and less complicated SEC and other legal matters. However, other consulting fees increased in connection with the Company's investigation of alternative applications and markets for its display screen systems. Due to these same efforts together with the associated prototype development, travel expenses increased by approximately $29,677 for the six months ended December 31, 1999 from the same period of the prior fiscal year. The Company also restructured its workforce in 1999 resulting in a net decrease in contract services, salaries and employee related expenses of approximately $17,733 for the six month period ended December 1999 from the same period of 1998.

     On June 1, 1999, the Company moved its offices to a facility approximately one third the size of its previous facility resulting in a decrease in rent expense of approximately $11,923 for the six months ended December 31, 1999 from the six months ended December 31, 1998. During the six months ended December 31, 1998, the Company negotiated an approximate $20,300 reduction in legal fees previously recorded in connection with the settlement of prior litigation. G&A expenses for the six months ended December 31, 1999 included: 1) depreciation of approximately $16,600; 2) general office expense of approximately $52,300; 3) employee salaries and expenses of approximately $85,300; 4) travel related expenses of approximately 38,300, and 5) professional fees of approximately $48,200 (including legal fees incurred for patent work and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1999).

     The Company reported research and development ("R&D") expenses of $152,920 and $94,992 for the six months ended December 31, 1999 and 1998, respectively. The increase in 1999 over 1998 is the result of the Company's efforts to investigate and construct various prototypes for demonstration in alternative applications and markets.

     Interest expense increased from $55,547 for the six months ended December 31, 1998 to $218,401 for the six months ended December 31, 1999. This increase is due to: 1) $33,904 increase due to an increase in long term debt outstanding; and, 2) $128,950 which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believes that the conversion price more closely reflected the actual fair market value of the Company's common stock on the dates of issuance.


Liquidity and Capital Resources
-------------------------------

     The Company has been totally dependent on financing from outside sources to fund operations for more than five years. At December 31, 1999, the Company reported negative net worth of $2,525,355 and negative working capital of $2,563,421. Effective October 15, 1999, the Company's outstanding convertible, redeemable promissory notes totaling $1,913,967 became due within one year of that date and therefore were included in current liabilities. Management of the Company is currently negotiating an extended term for these notes with the noteholders. If the convertible, redeemable promissory notes were extended, the negative working capital reported at December 31, 1999 would have been $649,454.

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

     Cash flows from financing activities for the six months ended December 31, 1999 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $340,000. These notes are due October 15, 2000 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at a conversion rate of $.05 per share. These notes are unsecured. The Company has the right to call these notes after one year and the noteholders have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows for the six months ended December 31, 1999 were used for ongoing product and manufacturing process development, alternative application and market analysis, operating expenses and investment in capital equipment.

     Subsequent to December 31, 1999, the Company issued 10% demand notes in the aggregate face amount of $80,000 to related parties. It is anticipated that in the near future these notes will be converted into long term debt, equity or otherwise extended.

     During the six month period ended December 31, 1998, the Company received a payment of $175,000 in settlement of previously outstanding litigation which reduced cash used in operations. Similar to the current year, cash flows from financing activities for the six months ended December 31, 1998, consisted entirely of proceeds from the issuance of convertible, redeemable promissory notes in the aggregate amount of $190,000, due and payable October 15, 2000 and with substantially the same terms as the Company's other convertible, redeemable promissory notes then outstanding. Proceeds from the settlement and financing activities received during the fiscal quarter ended December 31, 1998 were primarily used for ongoing research and development and operating expenses.

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


                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (Registrant)



Date: February 14, 2000                  /S/ Matthew W. Shankle
                                         ---------------------------------------
                                         Matthew W. Shankle
                                         President
                                        (Chief Executive and Financial Officer)