Form 10QSB
period 2000-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2000-05-12
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the Quarter Ended March 31, 2000

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


                                 (303) 267-0111
                 -----------------------------------------------
                (Issuer's telephone number, including area code)



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

As of April 30, 2000, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                            YES             NO     X
                                 -------        -------

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                          Page
                                                                          ----

                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
            March 31, 2000 and June 30, 1999................................3

          Statements of Operations (unaudited) -
            Three months and nine months ended March 31, 2000
            and 1999 and for the period from March 15, 1995,
            inception, to March 31, 2000....................................4

          Statements of Cash Flows (unaudited) -
            Three months and nine months ended
            March 31, 2000 and 1999 and for
            the period from March 15, 1995, inception,
            to March 31, 2000...............................................5

            Notes to Financial Statements (unaudited).......................7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................8-11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities..............................................12

Item 3.  Defaults on Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of
           Security Holders.................................................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

         Signatures.........................................................12

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,      June 30,
                                                        2000           1999
                                                    ------------    -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                              $   107,220    $    80,352
   Other current assets                                   11,307          4,311
                                                     -----------    -----------
      Total current assets                               118,527         84,663

PROPERTY AND EQUIPMENT                                   139,816        135,624
   Less:  Accumulated depreciation                      (109,236)       (83,747)
                                                     -----------    -----------
      Net Property and Equipment                          30,580         51,877
                                                     -----------    -----------

      TOTAL ASSETS                                   $   149,107    $   136,540
                                                     ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Convertible, redeemable notes payable
         to shareholders                             $ 1,913,967    $      --
   Accounts payable                                      341,550        340,775
   Other accrued liabilities                             407,559        265,346
                                                     -----------    -----------
      Total current liabilities                        2,663,076        606,121

CONVERTIBLE, REDEEMABLE NOTES
 PAYABLE TO SHAREHOLDERS                                 230,900      1,573,967

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
    100,000,000 shares authorized1,843,900
    shares issued and outstanding (liquidation
    preference of $2,765,850)                              1,844          1,844
   Common stock, $.001 par value, 100,000,000
    shares authorized, 23,774,275 shares
    issued and outstanding                                23,775         23,775
   Additional paid-in capital                          4,358,830      4,229,130
   Deficit accumulated during the
    development stage                                 (7,129,318)    (6,298,297)
                                                     -----------    -----------
      Total Shareholders' Deficit                     (2,744,869)    (2,043,548)
                                                     -----------    -----------

      TOTAL LIABILITIES AND
       SHAREHOLDERS' DEFICIT                         $   149,107    $   136,540
                                                     ===========    ===========

           (See accompanying notes to unaudited financial statements)


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                              March 15, 1995
                                                                                                                (Inception)
                                                Three Months Ended                Nine Months Ended              Through
                                                     March 31,                         March 31,                 March 31,
                                               2000             1999             2000             1999             2000
                                           ------------     ------------     ------------     ------------     ------------
Consulting Revenue                         $       --       $       --       $       --       $       --       $     30,200

Other Income:
 Related party interest income                     --               --               --               --            162,761
 Other interest income                              307              196            1,529              976            5,119
 Settlement income                                 --               --               --            175,000          175,000
 Other                                     $       --       $       --       $       --       $        550     $        550
                                           ------------     ------------     ------------     ------------     ------------
     Total revenue and other income                 307              196            1,529          176,526          373,630

COSTS AND EXPENSES:
 General and administrative                      88,653          118,439          329,320          335,847        2,041,677
 Research and development                        81,091           19,626          234,011          114,618        3,306,157
 Impairment of intangible                          --               --               --               --            451,492
 Interest expense - related party                50,825           32,228          269,226           87,775        1,703,620
                                           ------------     ------------     ------------     ------------     ------------
     Total costs and expenses                   220,569          170,293          832,557          538,240        7,502,946
                                           ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                          $   (220,262)    $   (170,097)    $   (831,028)    $   (361,714)    $ (7,129,316)
                                           ============     ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE         $       (.01)    $       (.01)    $       (.03)    $       (.02)
                                           ============     ============     ============     ============
  (Basic and diluted)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        23,774,275       23,774,275       23,774,275       24,034,560
                                            ============     ============     ============     ============


                            (See accompanying notes to unaudited consolidated financial statements)

                                                               4

                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)
                                                                                                           March 15,
                                                                                                             1995
                                                                                                          (Inception)
                                                   Three Months Ended           Nine Months Ended           Through
                                                       March 31,                    March 31,               March 31,
                                              --------------------------    --------------------------    -----------
                                                  2000          1999           2000           1999           2000
                                              -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $  (220,262)   $  (170,097)   $  (831,028)   $  (361,714)   $(7,129,316)
Adjustments to reconcile net loss to net
  Cash used in operating activities:
 Acquired research and development                   --             --             --             --        2,536,494
   expense
 Impairment of intangible asset                      --             --             --             --          451,492
 Depreciation and amortization                      8,921         11,561         26,542         36,027        242,291
 Stock option compensation expense                   --             --             --             --          214,125
 Interest expense related to debt                     750           --          129,700           --        1,143,633
   discount
 (Gain) loss on disposal of assets                    291            205            291           (470)         2,491
 (Increase)decrease in:
     Inventory                                       --             --             --             --            6,048
     Other current assets                             (50)       (16,960)        (6,996)       (24,569)      (142,792)
 (Decrease) increase in:
   Interest payable to shareholders                50,075         32,228        139,526         87,775        525,538
   Accounts payable                                (6,671)       (30,960)           783       (174,423)      (104,301)
   Other accrued liabilities                        4,581         (2,781)         3,586         21,690        (32,423)
                                              -----------    -----------    -----------    -----------    -----------

Net cash used in operating activities            (162,365)      (176,804)      (537,596)      (415,684)    (2,286,720)
                                              -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment               (1,726)        (1,874)        (5,536)        (5,015)      (104,251)
 Proceeds from sale of assets                        --             --             --            5,150         17,030
 Advances to affiliates                              --             --             --             --         (932,925)
 Purchase of notes receivable and
   security interest                                 --             --             --             --         (225,000)
 Cash received in acquisition                        --             --             --             --          303,812
                                              -----------    -----------    -----------    -----------    -----------
   Net cash provided by (used in)
    investing activities                           (1,726)        (1,874)        (5,536)           135       (941,334)
                                              -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                               --             --             --             --          103,127
 Proceeds from convertible notes
   payable to shareholders                        230,000        215,000        570,000        405,000      2,932,642
 Proceeds from line-of-credit                        --             --             --             --          299,505
                                              -----------    -----------    -----------    -----------    -----------

   Net Cash provided by
       financing activities                       230,000        215,000        570,000        405,000      3,335,274
                                              -----------    -----------    -----------    -----------    -----------

Increase (decrease) in cash                        65,909         36,322         26,868        (10,549)       107,220
Cash & cash equivalents at
  beginning of period                              41,311         30,593         80,352         77,464           --
                                              -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end
  of period                                   $   107,220    $    66,915    $   107,220    $    66,915    $   107,220
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


                                  (See accompanying notes to unaudited consolidated financial statements)

                                                                     5


                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                                  March 15, 1995
                                                                                                                    (Inception)
                                                             Three Months Ended            Nine Months Ended         Through
                                                                 March 31,                      March 31,            March 31,
                                                        ---------------------------   ----------------------------  ----------
                                                            2000           1999           2000           1999          2000
                                                        ------------   ------------   ------------   -------------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                            $       --     $       --     $       --     $       --     $   26,570
                                                        ============   ============   ============   ============   ==========
    Taxes                                               $       --     $       --     $       --     $       --     $     --
                                                        ============   ============   ============   ============   ==========


Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                      $       --     $       --     $       --     $       --     $2,199,026
                                                        ============   ============   ============   ============   ==========

Conversion of notes payable to
  shareholders to common stock                          $       --     $       --     $       --     $       --     $  550,000
                                                        ============   ============   ============   ============   ==========

Conversion of short term notes and
  accrued interest into Convertible,
  Redeemable Promissory Notes                           $     80,900   $       --     $     80,900   $       --     $  264,475
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


Note 2.

Subsequent Events
-----------------

     Subsequent to the fiscal quarter ended March 31, 2000, the Company issued 10% Convertible, Redeemable Promissory notes in the aggregate face amount of $150,000 to related parties. These Convertible, Redeemable Promissory Notes carry similar terms as the Company's other Convertible, Redeemable Promissory Notes outstanding.

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

     During the nine months ended March 31, 2000, the Company directed its efforts toward alternative applications and markets which may utilize various image projection technologies in conjunction with its Screen technologies. The Company completed a first generation prototype for use in technology demonstrations and preliminary testing programs with positive results. The Company completed a second generation prototype that further demonstrated the feasibility of the product design for various applications. Currently, the Company is executing a development plan which intends to design and produce a third generation prototype for further testing and demonstrations, as well as design an automated process for volume manufacturing of the units.

     For the fiscal quarter and nine months ended March 31, 2000, the Company reported net losses of ($220,262) and ($831,028), respectively, as compared to net losses of ($170,097) and ($361,714) for the same periods in 1999. The differences in net losses for the periods ended 2000 as compared to 1999 are primarily due to: 1) other income of $0 and $175,550 received during the quarter and nine months ended March 31, 1999, respectively, primarily in settlement of previously pending litigation, 2)an increase in research and development ("R&D")costs for the quarter and nine months ended March 31, 2000 of approximately $61,465 and $119,393, respectively from the same periods of the prior year, and, 3) an increase in interest expense of $18,597 and $181,451 for the quarter and nine months ended March 31, 2000 over amounts reported for the same periods of the prior fiscal year. These increases were partially offset by a decrease in general and administrative ("G&A") expenses for the quarter and nine months ended March 31, 2000 of approximately $29,786 and $6,527, respectively, from amounts reported in 1999.

     The Company reported total revenue and other income of $1,529 for the nine months ended March 31, 2000 which consisted entirely of interest income. In comparison, the Company reported total revenue and other income of $176,526 for the nine months ended March 31, 1999 which consisted of settlement fees from prior litigation of $175,000, interest income of $976 and other income of $550. There were no sales of the Company's products to report for either fiscal period.

     The Company reported G&A expenses of $329,320 for the nine months ended March 31, 2000, compared to $335,847 for the same period in 1999. Depreciation decreased by approximately $7,700 in 2000 from 1999 due to certain assets being fully depreciated. Legal and other professional fees decreased approximately $7,100 for the nine month period in 2000 from 1999. The Company experienced a reduction in patent filings and maintenance fees and less complicated SEC and other legal matters. Other consulting fees also decreased approximately $9,800 in the nine months ended March 31, 2000 from the prior fiscal year in connection with the Company's investigation of alternative applications and markets for its display screen systems. Management has taken a more direct role in this process reducing the use of consultants. Due to these same efforts, together with the associated prototype development, travel expenses increased by approximately $23,600 for the nine months ended March 31, 2000 from the same period of the prior fiscal year. The Company also restructured its workforce in 1999 resulting in a net decrease in contract services, salaries and employee related expenses of approximately $14,100 for the nine month period ended March 31, 2000 from the same period of 1999.

     On June 1, 1999, the Company moved its offices to a facility approximately one third the size of its previous facility resulting in a decrease in rent expense of approximately $18,200 for the nine months ended March 31, 2000 from the nine months ended March 31, 1999. Also, during the nine months ended March 31, 1999, the Company negotiated an approximate $20,300 reduction in legal fees previously recorded in connection with the settlement of prior litigation.

     G&A expenses for the nine months ended March 31, 2000 included: 1) depreciation of approximately $25,100; 2) general office expense of approximately $80,300; 3) employee salaries and expenses of approximately $128,900; 4) travel related expenses of approximately $42,100, and 5) professional fees of approximately $52,900 (including legal fees incurred for patent work and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1999).

     The Company reported R&D expenses of $234,011 and $114,618 for the nine months ended March 31, 2000 and 1999, respectively. The increase in 2000 over 1999 is the result of the Company's efforts to investigate and construct various prototypes for demonstration in alternative applications and markets.

     Interest expense increased from $87,775 for the nine months ended March 31, 1999 to $269,226 for the nine months ended March 31, 2000. This increase is due to: 1) $51,751 increase due to an increase in long term debt outstanding; and,
2) $129,700 which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believes that the conversion price more closely reflected the actual fair market value of the Company's common stock on the dates of issuance.


Liquidity and Capital Resources
-------------------------------

     The Company has been totally dependent on financing from outside sources to fund operations for more than five years. At March 31, 2000, the Company reported negative net worth of $2,744,869 and negative working capital of $2,544,549. Effective October 15, 1999, the Company's outstanding convertible, redeemable promissory notes totaling $1,913,967 became due within one year of that date and therefore were included in current liabilities. Management of the Company is currently negotiating an extended term for these notes with the note holders. If the convertible, redeemable promissory notes were extended beyond March 31, 2001, the negative working capital reported at March 31, 2000 would have been $630,582. However, there is no assurance that such extensions can be obtained.

     The Company will continue to require additional capital for administrative expenses, continued development of the display system, further design and development of an automated manufacturing process and marketing costs. Management estimates that the Company has sufficient funding to last until the first quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: 1) develop or acquire an adequately bright projector at an acceptable cost, or other light source; 2) complete the design and development of an automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the nine months ended March 31, 2000 consisted entirely of the issuance of 10% convertible, redeemable promissory notes ("Notes")to principal shareholders totaling $570,000. No commission was paid in connection with this offering. Of these Notes, $340,000 are due October 15, 2000 and are convertible, at the option of the note holder, into shares of the Company's Common Stock at a conversion rate of $.05 per share. The remaining $230,000 in Notes are due October 15, 2002 and convertible, into shares of the Company's Common Stock at a conversion rate of $.30 per share. All of these Notes are unsecured. The Company has the right to call these Notes after one year and the note holders have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock. All of the notes were sold pursuant to Section 4(2) of the Securities Act of 1933.

     Cash flows for the nine months ended March 31, 2000 were used for ongoing product and manufacturing process development, alternative application and market analysis, operating expenses and investment in capital equipment.

     Subsequent to March 31, 2000, the Company issued an additional Note in the face amount of $150,000 to a related party. This Note is due October 15, 2002 and is convertible into shares of the Company's Common Stock at a conversion rate of $.30 per share. All other terms are consistent with the Company's other Convertible Redeemable Promissory notes currently outstanding.

     During the nine month period ended March 31, 1999, the Company received a payment of $175,000 in settlement of previously outstanding litigation which reduced cash used in operations. Similar to the current year, cash flows from financing activities for the nine months ended March 31, 1999, consisted entirely of proceeds from the issuance of convertible, redeemable promissory notes in the aggregate amount of $405,000, due and payable October 15, 2000 and with substantially the same terms as the Company's other convertible, redeemable promissory notes then outstanding. Proceeds from the settlement and financing activities received during the nine months ended March 31, 1999 were primarily used for ongoing research and development and operating expenses.

     Pending a favorable outcome of the development plan described above, the Company will continue efforts on further design and development of the fiber optic screen system and related manufacturing process. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives. If these efforts are not successful, the Company may be forced to discontinue operations.

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


                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                     (Registrant)



Date: May 11, 2000                           /S/   Matthew W. Shankle
                                             -----------------------------------
                                                              Matthew W. Shankle
                                                                       President
                                         (Chief Executive and Financial Officer)