Form 10KSB
period 2000-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2000-10-12
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000
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

                          Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's reported interest and other income for the fiscal year ended June 30, 2000 was $2,363.

     The aggregate market value of the 7,011,879 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 15, 2000 was $1,582,230. As of September 15, 2000, the registrant had outstanding 23,774,275 shares of Common Stock.

                                Table of Contents



                                     Part I.                                Page


Item 1.   Business..........................................................  1
Item 2.   Description of Property...........................................  6
Item 3.   Legal Proceedings.................................................  6
Item 4.   Submission of Matters to a Vote of Security Holders...............  6



                                    Part II.


Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................  7
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  7
Item 7.   Financial Statements and Supplementary Data....................... 10
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 10


                                    Part III.


Item 9.   Directors and Executive Officers of the Registrant and Compliance
            with Section 16(a) of the Exchange Act.......................... 10
Item 10.  Executive Compensation............................................ 12
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management.................................................. 14
Item 12.  Certain Relationships and Related Transactions.................... 16
Item 13.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..................................................... 17

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

                                     PART I

Item 1. BUSINESS

Introduction
------------

     Advance Display Technologies, Inc. ("ADTI" or the "Company") is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems. ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. ADTI has not received material revenues from the sale of its products, as its activities since inception have been primarily focused on research and development of its core technologies, manufacturing processes, and raising operating capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the electronic bulletin board under the symbol "ADTI".

Products
--------

     Since inception, ADTI has developed large screen fiber optic displays (the "Screen") for various industries and applications. The Screen may utilize a variety of projection light sources which project images into the Screen's matrix bundle of collated optical fibers (the "Input Matrix") which in turn, transmit, magnify, and display the correlative images onto the viewable face (the "Output Matrix") of the Screen. The Screen is essentially a high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display.

     The Screen is still in the development stage and as such, the Company has been unable to successfully market the Screen products. The Company's current strategy is to continue to pursue development and design of application specific fiber optic displays or Screens for various industries. The Company believes that application specific Screens will represent a significant source of its future business. During the fiscal year ended June 30, 2000, the Company worked on the design and development of Screen prototypes for an Intelligent Traffic System Variable Message Sign application. For this Screen design, the Company solicited customer input and industry specifications to develop and produce an original product design and manufacturing processes incorporating this information. The Company intends to use similar strategies in pursuit of other Screen applications. The Company also plans to develop and produce standard or "off-the-shelf" Screens, which involve designs that are adaptable to various fixed end uses with slight modification utilizing modular assembly techniques.

     The Company will attempt to identify specific industries that present the greatest long-term growth potential. Research and development activities may then focus upon technological developments that attempt to meet the then current and future requirements of those industries. The Company will also seek to establish strong and long-lasting business relationships by aligning its prospects with member companies of those industries and by seeking to make its engineering and manufacturing processes functional extensions of the industry's product development needs. The Company intends to engage in a careful selection process of various application specific needs because it recognizes that its own growth and development will be closely aligned with that of the target industries. The Company currently intends to concentrate its efforts on developing fiber optic display solutions for four primary industries:
Intelligent Traffic System Variable Message Signs, Public Information Displays, Large Venue Video Displays and Advanced Advertising Displays. Initial efforts have been focused on prototypes specifically targeted for the traffic sign industry.

     The electrical and mechanical components of the Screen are limited to projection light source technologies either developed by the Company or acquired from other sources. The Screen's fiber optic assembly module, and its viewable surface, are assembled from durable plastic and metal components exhibiting excellent high impact resistance and ageing characteristics. Therefore, the Screen's serviceable life is increased by virtually limiting maintenance requirements to a particular projection system. This unique design feature also enables the Screen to be field "upgraded" at a future date by simply replacing the projection system.

     The unique image display qualities of the ADTI fiber optic Screens are created using technologies which enhance a viewers' human factor perception of images displayed through the fiber optic medium. As in all image display systems, image quality depends upon key factors such as resolution, chromaticity, contrast ratio and conspicuousness.

ADTI Screen technologies incorporate design features displaying the following:

High Resolution - The Screen's resolution is determined by the space between fibers, by adding or subtracting a number of fibers or by using fibers of various diameters to obtain a specific resolution. The Screen resolutions may range from approximately 8,000 to 130,000 pixels per square meter.

Resolution defined -- The total number of picture elements ("pixels") comprising an image.

Accurate Chromaticity - The Screens are passive image transfer devices constructed of low attenuation fiber optic strands which transmit light with minimal loss and distortion of the originally projected images. The Screen's chromaticity is only dependent on the quality of projection light source employed.

Chromaticity defined -- The quality of color reproduction according to international standards.

High Contrast Ratio - The Screen surface or Output Matrix is flat black which absorbs a majority of the ambient light, thereby increasing the contrast ratio.

Contrast ratio defined -- The measurable photometric intensity difference between illuminated and non-illuminated pixels.

Excellent Conspicuousness - The Screen's fiber optic medium possesses some unique optical qualities in conveying an image to the human eye. The Screen's conspicuousness is enhanced by the polar distribution of light when exiting the fiber optic strands and by the aperture ratio.

Conspicuousness defined -- The human factor measurement of the quality ratio of an image in relation to its environmental background. This measurement includes overall screen contrast due to reflected ambient light, pixel to pixel aperture ratio or "fill factor" (the size of the illuminated pixel in relation to the flat black area surrounding the pixel), and glare or "bloom" of the displayed image.

Current Developments
--------------------

     Management efforts during the fiscal year ended June 30, 2000 were directed toward raising additional capital for operations with a primary focus on redesigning the Screen systems and their method of manufacture. In an effort to eliminate certain image display deficiencies of the former Screen products and improve the overall quality of the new Screen systems, the Company embarked on a program of concurrent engineering involving substantial changes in overall product design, assembly processes, quality control procedures and various alternative manufacturing technologies.

     This re-engineering program resulted in the Company contracting optical, electrical and mechanical engineering specialists to design and build application specific Screen prototypes. These recent prototype efforts are yielding a Screen product displaying images which enable ADTI to proficiently demonstrate the quality and brightness necessary for application specific markets. Through these recent developments, the Company is gaining relationships which management intends to leverage in creating industry alliance opportunities with strategic partners and to gain established distribution and manufacturing capabilities in various global markets.

     Management believes difficulties experienced by the Company generating sales of its Screen systems for the large display markets are due in part to inadequacies or cost inefficiencies of projection systems, as well as certain deficiencies relating to the Screen surface. Research in the large screen video display market has led management to believe that standard "off-the-shelf" full color video projection systems may soon provide a cost effective video projection solution for Screen products targeted toward the large venue video display market. Video projection developments by other companies are beginning to demonstrate cost to performance ratios of projection systems which may benefit the Company's development of market specific systems.

     Approximately $418,300 was spent on research and development by the Company during the fiscal year ended June 30, 2000. The Company completed two prototypes for use in technology demonstrations and preliminary testing for certain traffic sign applications. Management believes these prototypes demonstrated the feasibility of the Screen for this intended application.

     If the Company is unable to successfully demonstrate the prototypes, develop adequately suitable image projection systems, develop manufacturing technologies, develop automated assembly processes or develop industry business relationships, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.


Manufacturing
-------------

     The Company has in the past developed and patented a semi-automated manufacturing system for production of the Screens in their former configurations. This former assembly system automatically aligned the optical fibers allowing the fiber optics and plastic spacers to be bonded into screen modules. These screen modules were then assembled in rows and columns to create the Screen's front faceplate. This former manufacturing and assembly process was performed in-house by the Company. While the Company will seek to aggressively develop and patent new processes of manufacture and assembly, the Company's current process patents, mentioned above, will continue to be serviced and maintained to protect their residual economic value.

     The Company has recently initiated an assembly automation development program for the Screen supporting the new concurrently engineered product designs. Commitment to the automation program is intended to yield greater efficiencies in manufactured assembly and overall higher quality of the Screens. However, this is an incremental automation program being implemented in parallel with semi-automated and manual assembly process developments and therefore, should the automation program not be immediately successful, it will not substantially effect the Company's ability to produce Screens for commercial use in the short term.

     Although manufacturing has not been a material part of the business to date, the Company is currently engaged in a program of developing start-up manufacturing operations to support the Company's ongoing product design, manufacturing methods and automated assembly initiatives mentioned above. These activities are directed and overseen by the Company's Director of Manufacturing Operations, Gary G. Sullivan. Mr. Sullivan is a seasoned manufacturing professional hired by the Company in November 1999.

     If the Company is unable to successfully develop and demonstrate the new product designs, manufacturing methods and automated assembly technologies stated above, certain efficiencies of manufacturing economics may not be achieved and the ability of the Company to raise additional capital to continue operations may be significantly hindered and the Company may be forced to discontinue operations.

Raw Materials
-------------

     Procurement of raw materials has not been a significant factor in the Company's operations due to the early stages of manufacturing in which the Company is engaged. Raw materials required to produce the Screen consist primarily of optical fibers, common plastics and metal materials. The Company currently obtains its optical fibers from Mitsubishi Rayon of Japan. The Company is aware of two additional fiber optic suppliers with comparable quality and competitive pricing.

Marketing
---------

     In the past, the Company concentrated its marketing efforts toward selling products in the large screen display market for video applications. In the last several years, the Company has made only one commercial sale of the Screen in fiscal 1997 to the National Western Events Center in Denver, Colorado. Current management believes this negative sales history was due to less than ideal Screen quality related to the overall design and process of manufacture that were employed during the Company's limited manufacturing history. However, current efforts in business, product, and manufacturing development have progressed with the Screens now exhibiting more desirable image display qualities.

     The Company is currently planning to introduce one or more new Screen products during the fiscal year ending June 30, 2001. New product introductions will utilize some of the Company's recent developments in product design, manufacturing processes and display technologies. The Company suspended the aggressive marketing of its former Screen designs in January 1998 when the Company began investigating alternatives to the overall design of the Screen and the associated manufacturing processes. Since this time, the Company has renewed marketing efforts and has explored various alternative uses and markets for its fiber optic Screen technologies. Also, the Company has continued to pursue the development of the large screen video display market through substantial improvements in the Screen's overall design and manufacturing technologies.

     As the product redesign, manufacturing methods and assembly automation processes become more fully developed, ADTI will continue to expand its marketing efforts to further explore application specific products for new and existing markets. However, there can be no assurance that sufficient capital will be obtained to undertake these activities or that the new product design or manufacturing process will be significantly improved.

Competition
-----------

     Fiber Optic Systems: Management is not aware of any other products on the market which are based on the same design or manufacturing technologies as the Company's Screens. However, InWave, Inc. of Eugene, Oregon and American Shizuki Corporation (ASC) of Louisville, Colorado also manufacture and/or sell fiber optic display screens. The Company believes that InWave is currently selling its product for advertising applications and ASC has concentrated on product introductory efforts for video display applications. The fiber optic display sold by InWave has a lower resolution and a narrower viewing angle than ADTI's Screen product and it is manufactured using a significantly different method. The fiber optic display currently being marketed by ASC in the United States is based on technology purportedly acquired from Nippon Telephone & Telegraph
(NTT). ASC, a wholly owned subsidiary of Shizuki Electric Company, Inc. of Japan, is primarily a manufacturer of electronic capacitors in the United States and has limited experience in the fiber optic screen market.

     Light Bulb or CRT Systems: Several companies, including Sony, Panasonic, Toshiba, and Mitsubishi, manufacture large video screens which are based on light bulb, cathode luminescent or CRT technology. These systems are competitive with the Screen in certain applications and formerly represented a significant portion of the new large screen market. However, these systems are currently being supplanted in the market by Light Emitting Diode (LED) systems. In the opinion of management, the drawbacks of such systems in comparison with the Screen are lower resolution, higher maintenance costs, higher consumption of electricity, and higher purchase price.

     Projection Systems: Front and rear screen projection systems are currently useful only in controlled ambient light environments. In the opinion of management, the drawbacks of such systems in comparison with the Screen, include limited viewing angle, low contrast ratio, and a need for a long throw distance. However, these projection systems still represent a majority of the market in certain large venue video and graphic display market segments consisting of conference rooms, schools, sports bars, and casinos.

     Videowalls: Videowalls are assembled using modular rear screen projection television systems coupled together in rows and columns. Videowalls are mainly used for sports events, concerts, trade shows, conventions and other special events for information and amusement. In the opinion of management, the drawbacks of such systems in comparison with the Screen include a limited viewing angle, visible seams, non-uniform color and brightness, lack of contrast ratio, and lack of necessary brightness for outdoor use.

     LED Systems: Full color LED matrix displays represent a major competitive challenge for the Screen. Although the Screen has some unique advantages over LED technology, the LED displays are being marketed by over 108 separate companies including some major electronics manufacturers such as Sony, Mitsubishi, Panasonic, Toshiba and Philips. Many LED screens operated over the past few years now exhibit undesirable viewing characteristics which management believes is one draw back of such systems in comparison with the Screen. These characteristics include "pixel to pixel" and "module to module", color or chromatic shift, variations in uniform luminous intensities, and other undesirable optical variations due to inconsistent thermal dissipation and variations in the manufacturing processes of LED components. Also, LED screens have a relatively high "cost per pixel" ratio when compared to the Company's Screen technology.

     In summary, the Company is subject to active competition from various companies in the large screen image projection and display industry. Most of these companies have substantially greater financial resources, human resources and production capabilities than those of the Company. Some of these competitors also have more well-established products and brand names in the market. The Company is at a substantial competitive disadvantage because of the new technology upon which its products are based and the limited track record of those products.

Proprietary Rights
------------------

     Currently, the Company is engaged in an aggressive intellectual property development program to capture the intrinsic value which management believes was created through the ongoing research and development of new products and methods of manufacture for its Screen technologies. The Company's Screen systems are based on proprietary fiber optic display and optical image projection technologies either developed or acquired by the Company, covering its technology, products, components, methods of manufacture and assembly processes.

     The first patent for the Screen and method of manufacture was filed in February 1984 and subsequently issued in March 1987. The Company was subsequently granted or assigned five additional patents covering the product design and method of manufacture for the Screen. One of the additional patents which was considered by management to be nonessential to the Company's intellectual property position has expired. In fiscal year ended June 30, 1999, the Company was issued an additional patent by the U.S. Patent and Trademark Office (USPTO) which reflected improvements to the Company's design and method of manufacture strategy.

     During the fiscal year ended June 30, 2000, the Company continued to develop new intellectual property reflecting new product designs and methods of manufacture for the Screens. Based on these recent developments, the Company does not expect to generate significant future revenues from the use of intellectual property contained in patents issued prior to June 30, 1999 and has accordingly, written off capitalized costs associated with these patents. However, the Company will continue to aggressively develop and patent new intellectual property, and the Company's current portfolio of issued patents, mentioned above, will continue to be serviced and maintained to protect any residual economic value to the Company on an ongoing basis.

     In the fiscal year ended June 30, 1999, the Company began a relationship with the law firm Mc Andrews, Held & Malloy, LTD. of Chicago, Illinois to act as legal consul concerning future intellectual property developments by the Company. Subsequent to this event, and with this firms assistance, the Company filed a new patent application which has a current status of "patent pending" with the USPTO. The USPTO has subsequently issued an "office action", to which the Company responded, and the Company expects this patent to issue in the fiscal year ending June 30, 2001. This latest patent reflects a portion of new intellectual property created through the Company's current program of research and development.

     The Company intends to continue to protect its intellectual property through issued patents, trade secrets, patents pending, and continuing to file for new patents on proprietary developments as appropriate. The Company believes intellectual property to be material to its business objectives and seeks to protect, develop, and maintain its technology for the design and manufacture of Screens in the strictest confidence.

Employees
---------

     As of September 15, 2000, ADTI employed five full-time employees, who directed research and development efforts and conducted administrative functions. The Company may employ additional staff as further development or manufacturing requirements dictate and working capital permits. The Company has placed illumination, projection, electrical, and mechanical engineering specialists under contract to design and develop adequately bright image projection and manufacturing technologies. The Company also retains various consultants on a contract basis as needed for management, engineering, legal and accounting services.


Item 2. DESCRIPTION OF PROPERTY

     The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,058 per month plus operating expenses of $497 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company leases the facility pursuant to a three-year lease expiring May 31, 2002. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for business, product and process development, as well as for housing manufacturing operations.


Item 3. LEGAL PROCEEDINGS

     Neither the Company, nor any officers or directors in their capacities as such, are involved in any matters of material litigation as of the date of filing this Report.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table shows the range of high and low bids for ADTI's Common Stock for the last two fiscal years. Since completion of its public offering in 1986, ADTI 's securities have traded over the counter and the Common Stock is currently quoted on the electronic bulletin board maintained by the NASD and is listed in the pink sheets maintained by members of the NASD. Trading in the Common Stock of ADTI is very limited at present. The quotations represent prices between dealers as shown on the electronic bulletin board, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.


Fiscal Quarter Ended

                                                      High             Low
                                                      ----             ---
            1999
            ----
     September 30, 1998                              $0.2200         $0.0600
     December 31, 1998                                 .0600           .0200
     March 31, 1999                                    .1000           .0200
     June 30, 1999                                     .0550           .0500


            2000
            ----
     September 30, 1999                              $0.0600         $0.0500
     December 31, 1999                                 .0625           .0600
     March 31, 2000                                    .3125           .0600
     June 30, 2000                                     .2500           .1875


     As of September 15, 2000 there were approximately 1,750 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. (See page iii of this report.)

Results of Operations
---------------------

     In the past, the Company conducted research and development activities for full color large screen display applications primarily used in the large venue video display market. Due to various factors in the past, the Company did not achieve the desired results in the development of the Screen for those particular applications. Accordingly, the Company embarked on a program to re-engineer itself and develop new markets utilizing substantially improved product designs and methods of manufacture. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations.

     For the fiscal year ended June 30, 2000, the Company reported a net loss of ($916,368), or ($.04) per share, as compared to ($582,813), or ($.02) per share, for fiscal 1999. Without the extraordinary gain reported in 2000, the net loss would have been ($1,187,202), or ($.05) per share. The increase in net loss for the fiscal year ended June 30, 2000 from 1999 is primarily due to: 1) other income of $175,550 received during the fiscal year ended June 30, 1999 primarily in settlement of previously pending litigation; 2) an increase in research and development (R&D) expenses of $255,100 due primarily to the design and development of the prototypes, and 3) an increase in interest expense of $210,600. These increases were partially offset by: 1) a decrease in general and administrative (G&A) expenses of approximately $35,700, and 2) the extinguishment of certain payables and accruals previously carried on the Company's books totaling $270,834 during the fiscal year ended June 30, 2000 (See Note 9., under Notes to Financial Statements).

     During the fiscal year ended June 30, 1999, the Company received funds in settlement of previously pending litigation. In connection with a settlement agreement effective August 10, 1998, the Company received $175,000 cash and 1,402,157 shares of ADTI Common Stock. The ADTI Common Stock acquired in the settlement has been returned to the authorized but unissued stock of the Company. The cash received in settlement of the litigation was used to pay certain litigation costs and as working capital.

     The Company reported no revenue from the sale of its product for either fiscal year. Management believes the lack of sales of products has been attributed to the inadequacies or cost inefficiencies of projection systems together with certain deficiencies relating to the screen surface. The Company reported interest income of $2,363 and $1,170 for the fiscal years ended June 30, 2000 and 1999, respectively.

     The Company reported G&A expenses of $433,612 and $469,282 for the fiscal years ended June 30, 2000 and 1999, respectively. Depreciation decreased in 2000 by approximately $10,600 due to certain assets being fully depreciated. Professional fees decreased by approximately $47,800 for the fiscal year ended June 30, 2000 from 1999 primarily due to a decrease in consulting fees related to market research and analysis. During the first quarter of fiscal 1999, the former president of the Company resigned and the Company hired an administrative contract employee resulting in a net decrease in contract services, salaries and employment taxes of approximately $18,500. Employee benefits increased approximately $9,700 primarily due to rising health care costs and the addition of certain manufacturing/R&D employees during the fiscal year ended June 30, 2000. On June 1, 1999, the Company moved its offices to a facility approximately one third the size of its previous facility resulting in a decrease in rent expense of approximately $17,300 for the fiscal year ended June 30, 2000 from the prior year. In connection with the Company's efforts to further develop and design its products and continue to evaluate potential market conditions, travel and related expenses increased approximately $34,100 for the fiscal year ended June 30, 2000 from June 30, 1999. In addition, during the fiscal year ended June 30, 1999, the Company negotiated a $20,300 reduction in legal fees previously recorded in connection with the settlement of prior litigation. Other G&A expenses fluctuated slightly resulting in a net decrease of the combined remaining G&A expenses of approximately $5,600.

     Research and development costs increased from $163,180 for the year ended June 30, 1999 to $418,307 for the year ended June 30, 2000. This increase is primarily due to the design and development activities described above.

     Interest expense increased from $127,071 for 1999 to $337,646 for 2000 primarily due to 1) an increase of approximately $71,500 related to an increase in Convertible, Redeemable Promissory Notes outstanding for the fiscal year ended June 30, 2000, and 2) imputed interest of $139,640, a non-cash expense which relates to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believes that the conversion price more closely reflected the actual fair market value of the Company's common stock on the dates of issuance.

Liquidity and Capital Resources
-------------------------------

     The Auditor's Opinion Letter included in the Financial Statement Exhibits, includes an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

     The Company and its subsidiaries have been totally dependent on financing from outside sources to fund operations. At June 30, 2000, the Company reported negative net worth of $2,820,276 and negative working capital of $547,885. The Company will require additional capital for administrative expenses, continued development of the display system, capture of intellectual property, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) develop the Screen technologies for specific applications; 2) complete the design and development of an automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal years ended June 30, 2000 and 1999 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $720,900 and $550,242, respectively. Substantially all of this financing was used for operations during each fiscal year. These notes are due October 15, 2002 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at rates from $.05 to $0.30 per share. These notes are unsecured. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows for the year ended June 30, 2000 were used for ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

     At June 30, 2000, the Company reported current assets of $22,667. However, subsequent to the fiscal year ended June 30, 2000, the Company sold an aggregate of $470,000 of additional 10% convertible, redeemable promissory notes under a private placement offered to qualified investors with substantially the same terms as those discussed above. This funding provided additional cash for operations.

     ADTI reported a working capital deficit position at June 30, 2000. Current liabilities exceeded current assets by $547,885. At June 30, 2000, current liabilities consisted of trade payables and accrued expenses which were incurred primarily for 1) interest on the outstanding convertible, redeemable promissory notes, 2) product design and development, and 3) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $361,522. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of common stock. In addition, management intends to negotiate settlement on approximately $113,700 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock.

     In the future, the Company will continue efforts toward the successful design and development of the Screens for application specific markets, as well as continue to research and develop cost effective and quality enhancing manufacturing processes. In addition, the Company will continue efforts on raising additional capital through private placements or other sources. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives.

Item 7. FINANCIAL STATEMENTS

     See indexes to financial statements on page F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of September 25, 2000:

Directors and Officers           Age          Position with ADTI
----------------------           ---          ------------------

Gene W. Schneider                74           Chairman of the Board and Director

Matthew W. Shankle*              40           President and Director

Rebecca L. McCall                43           Secretary

David J. Babiarz, Esq.           45           Assistant Secretary

Lawrence F. DeGeorge             56           Director

Mark L. Schneider**              45           Director


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

     Rebecca L. McCall - Ms. McCall was appointed Secretary of the Company on March 7, 1997. She is also the Company's Controller responsible for the Company's accounting and reporting functions. Previously she served as the accountant for the Company and Display Optics, Ltd., a former privately held subsidiary of the Company. Since 1993, Ms. McCall has provided general accounting services for several other small companies. From 1990 to 1993, she served as the Controller for Television Technology Corporation in Louisville, Colorado, a small manufacturer of radio and television station transmission equipment. From 1985 to 1990, Ms. McCall held various accounting positions with the Company, including Vice President of Administration, Secretary and Director of Accounting.

     David J. Babiarz, Esq. - Mr. Babiarz was appointed Assistant Secretary on October 3, 1997. He has been President and Director of the law firm of Overton, Babiarz & Associates, P.C. (OB&A) of Englewood, CO since 1994. From 1992 to 1994, Mr. Babiarz served as a Vice President of OB&A and from 1986 to 1992, as the Secretary and a Director. Mr. Babiarz practices corporate and securities law.

     Lawrence F. DeGeorge - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991 Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Mr. DeGeorge served as a director of UCOMA from June 1997 until 1999. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services.

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

Other Significant Employees
---------------------------

     Gary G. Sullivan - Mr. Sullivan joined the company on November 2, 1999. He is the Director of Manufacturing Operations in charge of material procurement, manufacturing, quality, facilities and computer systems. He has earned BSME and MBA degrees, and has thirty years of management experience in engineering, manufacturing and general plant management. His experience has spanned the aerospace, semiconductor, medical products and government electronics industries. Most recently, Mr. Sullivan served as the Manufacturing Director for DCX-Chol, Inc., from August, 1997, through October, 1997, when he was promoted to General Manager, a position he held until October, 1999. Mr. Sullivan served as the Director of Manufacturing Engineering and Facilities at Fischer Imaging,

Inc. from November, 1995, through August, 1997. Prior to November 1995, Mr. Sullivan held various engineering and management positions with Boeing, Motorola, Siemens, COBE and Colorado Medtech.


COMPLIANCE WITH SECTION 16.

     The following sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

     The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

Name of Reporting Person   Late Form 3   Late Form 4   Late Form 5  Transactions
------------------------   -----------   -----------   -----------  ------------

Lawrence F. DeGeorge            0             1             0             1
Gene W. Schneider               0             1             0             1
Louise H. Schneider             1             0             0             1
Mark L. Schneider               0             2             0             2
Carla G. Shankle                1             0             0             1
Tina M. Wildes                  1             0             0             1


Item 10. EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth the compensation paid, or to be paid, by the Company for services rendered during the fiscal year ended June 30, 2000 to (a) the Chief Executive Officer of the Company, and (b) each of the four most highly compensated executive officers who served as executive officers at the end of the fiscal year and whose total annual salary and bonus exceeded $100,000.

                              SUMMARY COMPENSATION

                         Year Ended                      Other Annual
         Name             June 30,     Salary    Bonus   Compensation     Total
         ----             --------     ------    -----   ------------     -----

Matthew W. Shankle(1)       2000      $ 75,808    -0-         -0-       $ 75,808
President, Former           1999      $ 73,000    -0-         -0-       $ 73,000
Vice President              1998      $ 68,868    -0-         -0-       $ 68,868

Kenneth P. Warner (2)       2000      $    -0-    -0-         -0-            -0-
Former President, Former    1999      $ 34,615    -0-         -0-       $ 34,615
Chief Executive Officer     1998      $114,231    -0-         -0-       $114,231


(1) Mr. Shankle was appointed President effective September 14, 1998. From October 3, 1997 until his appointment as President, Mr. Shankle served as Vice President. Prior to his appointment as Vice President, he received approximately $35,343 in consulting fees for marketing, research and development.

(2) Mr. Warner was appointed President and Chief Executive Officer (CEO) effective September 17, 1997. Prior to his appointment, he received approximately $17,404 in fees for management services. He resigned as President and CEO effective September 11, 1998.

                  Aggregated Option/SAR Values at June 30, 2000

                        Number of                                    Value of
                        Securities                                  Unexercised
                        underlying                   Options/SARs   in-the-money
                       Unexercised    Options/SARs       Not        options/SARs
       Name            Options/SARs   Exercisable    Exercisable     ($)    (1)
       ----            ------------   -----------    -----------     ----------

Matthew W. Shankle (2)   500,000        302,083        197,917        $  7,854


(1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2000 of $.1875.

(2) One quarter of these options vest each year (annually for the first year and then on a monthly basis) during which the individual remains employed by the Company, for four years. As of September 15, 2000, 322,917 of these options were vested.

Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 2000, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.


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

     As of June 30, 2000, and subject to approval of the plan by the shareholders of the Company, there were 850,000 options outstanding under this plan at exercise prices from $.07 to $.1615 per share. Of these options, 362,500 options were exercisable at June 30, 2000 and expire in 2008. Of the 487,500 non-vested options at June 30, 2000, there were 237,500 expiring in 2008 and 250,000 expiring in 2009.

     This plan has not been approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are non-qualified options under the Internal Revenue Code.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 15, 2000, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information regarding certain beneficial ownership was derived from
Schedule 13D, as amended, received by ADTI from the reporting persons pursuant to requirements of the Securities and Exchange Commission. As of September 15, 2000, the Company had outstanding 23,774,275 shares of Common Stock. The voting securities of the Company consist of i) Common Stock which is entitled to one vote per share; and, ii) Series C Preferred Stock which have no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote with respect to those matters on which holders of Series C Preferred Stock are alone entitled to vote, except as provided by law. Unless otherwise stated, all ownership is direct by the reporting person. In calculating each individual's percent of class, consideration is given only to the number of shares that would be outstanding if such individual, exclusively, converted all of the derivative securities beneficially owned by that individual to Common Stock of the Company.



                                              Amount and                              Amount and
                                              nature of                               nature of
Name and address of             Title of      Beneficial   Percent    Title of        Beneficial   Percent
 Beneficial owners               Class        Ownership    of Class    Class          Ownership    of Class
 -----------------               -----        ---------    --------    -----          ---------    --------
David J. Babiarz, Esq. (1)      Common                0       .00%    Series C               0        .00%
7720 E. Belleview Ave.          $.001 Par                             Preferred
Suite 200                                                            "Preferred"
Englewood, CO 80223

William W. Becker               Common        1,873,369      7.88%    Preferred        197,278      10.70%
Box 143                         $.001 Par
Grand Cayman Island
British West Indies

Lawrence F. DeGeorge (1)        Common (2)   13,889,183     41.48%    Preferred              0        .00%
140 Intracoastal Pointe Drive   $.001 Par
Suite 410
Jupiter, Florida 33477

Bruce H. Etkin                  Common(3)     3,699,196     15.27%    Preferred        341,978      18.55%
1512 Larimer St., No. 325       $.001 Par
Denver, CO 80202

Rebecca L. McCall (1)           Common (4)       68,347      0.29%    Preferred              0        .00%
7334 South Alton Way            $.001 Par
Building 14, Suite F
Englewood Denver, CO 80223

G. Schneider Holdings, Co.      Common        4,941,959     20.79%    Preferred        520,420      28.22%
4643 S. Ulster, Suite 1300      $.001 Par
Denver, CO 80237



                                              Amount and                              Amount and
                                              nature of                               nature of
Name and address of             Title of      Beneficial   Percent    Title of        Beneficial   Percent
 Beneficial owners               Class        Ownership    of Class    Class          Ownership    of Class
 -----------------               -----        ---------    --------    -----          ---------    --------

Gene W. Schneider (1)           Common (5)    14,510,197    43.52%    Preferred (5)    520,420      28.22%
4643 S. Ulster, Suite 1300      $.001 Par     Direct and
Denver, CO 80237                               Indirect

Louise H. Schneider             Common (6)     4,941,959    20.79%    Preferred (6)    520,420      28.22%
4643 S. Ulster, Suite 1300      $.001 Par      Indirect
Denver, CO 80237

Mark L. Schneider (1)           Common (7)    13,104,521    44.53%    Preferred (7)    784,652      42.55%
4643 S. Ulster, Suite 1300      $.001 Par     Direct and
Denver, CO 80237                               Indirect

Carla G. Shankle                Common (8)     4,941,959    20.79%    Preferred (8)    520,420      28.22%
7334 South Alton Way            $.001 Par
Building 14, Suite F
Englewood, CO 80112

Matthew W. Shankle (1)          Common (9)       302,083     1.25%    Preferred              0       .00%
7334 South Alton Way            $.001 Par
Building 14, Suite F
Englewood,  CO 80112

Tina M. Wildes                  Common (10)    4,941,959    20.79%    Preferred (10)   520,420     28.22%
4643 S. Ulster, Suite 1300      $.001 Par     Direct and
Denver, CO 80237                               Indirect

All current officers and        Common (11)   36,932,373    75.27%    Preferred (11)   784,652     42.55%
directors as a group                          Direct and
                                               Indirect

(1)  Officer or director.

(2) Includes 9,706,674 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $.30 per share until October 15, 2002 unless the notes are called sooner by the Company.

(3) Includes 451,740 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at $.1615 per share until October 15, 2002 unless the notes are called sooner by the Company.

(4) Includes options to purchase 60,417 shares of Common Stock at $.1615 per share which expire in 2008.

(5) Includes 9,568,238 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the notes are called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(6) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(7) Includes 5,653,389 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.1615 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the executive committee.

(8) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(9) Includes 302,083 options to purchase Common Stock at $0.1615 per share, which expire in 2008.

(10) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(11) Includes 24,928,302 shares underlying convertible promissory notes. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes options to purchase 362,500 shares of Common Stock that are currently exercisable at $.1615 per share and which expire in 2008.


Changes in Control
------------------

     The Company knows of no arrangement or events, the occurrence of which may result in a change in control.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gene W. Schneider, Mark L. Schneider, Lawrence F. DeGeorge and Matthew W. Shankle are Directors of ADTI.

     As of September 15, 2000, Messrs. Gene Schneider, Larry DeGeorge and Mark Schneider have loaned $1,073,708, $1,131,463 and $476,710, respectively, including accrued interest, for which they received 10% convertible, redeemable promissory notes of the Company with conversion rates from $.05 to $.30. Interest expense associated with notes to directors was $336,050 and $127,071 for the fiscal years ended June 30, 2000 and 1999, respectively. For 2000, interest expense includes $139,640 imputed interest which relates to immediately convertible debt that was issued at a conversion price below the quoted market price of the Company's common stock. As of September 15, 2000, $391,818 of interest expense had accrued on these notes.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.

     At June 30, 2000, the Company had payables totaling $35,175 due to entities with which officers or directors are affiliated.

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

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle                             Date: October 4, 2000
----------------------                             ---------------------
By: Matthew W. Shankle
    President
    (Chief Executive and Financial Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene W. Schneider                              Date: October 4, 2000
---------------------                              ---------------------
By: Gene W. Schneider
    Chairman of the Board and Director

/s/ Lawrence F. DeGeorge                           Date: October 4, 2000
------------------------                           ---------------------
By: Lawrence F. DeGeorge
    Director

/s/ Mark L. Schneider                              Date: October 4, 2000
---------------------                              ---------------------
By: Mark L. Schneider
    Director

/s/ Matthew W. Shankle                             Date: October 4, 2000
----------------------                             ---------------------
By: Matthew W. Shankle
    Director

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report................................................ F-2

Balance Sheet - June 30, 2000 .............................................. F-3

Statements of Operations - For the Years Ended June 30, 2000 and 1999,
  and Cumulative from Inception (March 15, 1995) through June 30, 2000 ..... F-4

Statement of Changes in Stockholders' Equity (Deficit) - For the Period
  from Inception (March 15, 1995) through June 30, 2000..................... F-5

Statements of Cash Flows - For the Years Ended June 30, 2000 and 1999,
  and Cumulative from Inception (March 15, 1995) through June 30 2000 ...... F-7

Notes to Financial Statements............................................... F-9

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the balance sheet of Advance Display Technologies, Inc. as of June 30, 2000 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999 and for the period from inception (March 15, 1995) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and for the period from inception (March 15, 1995) to June 30, 2000 in conformity with generally accepted accounting principles.

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



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
August 22, 2000



                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                               $    18,010
    Other current assets                                                     4,657
                                                                       -----------
         Total current assets                                               22,667

PROPERTY AND EQUIPMENT, net                                                 22,476
                                                                       -----------

TOTAL ASSETS                                                           $    45,143
                                                                       ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                   $   143,907
    Other accrued liabilities                                              426,645
                                                                       -----------
         Total current liabilities                                         570,552

CONVERTIBLE NOTES PAYABLE - RELATED PARTIES                              2,294,867

COMMITMENTS AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 100,000,000 shares authorized,
         1,843,900 shares issued and outstanding (liquidation
         preference of $2,765,850)                                           1,844
    Common Stock, $.001 par value, 100,000,000 shares authorized,
         23,774,275 shares issued and outstanding                           23,775
    Additional paid-in capital                                           4,368,770
    Deficit accumulated during the development stage                    (7,214,665)
                                                                       -----------
         Total stockholders' deficit                                    (2,820,276)
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    45,143
                                                                       ===========


              See accompanying notes to these financial statements.

                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS


                                                                           CUMULATIVE
                                                                              FROM
                                                                            INCEPTION
                                              FOR THE YEARS ENDED        (MARCH 15, 1995)
                                                    JUNE 30,                 THROUGH
                                          ----------------------------       JUNE 30,
                                              2000            1999            2000
                                          ------------    ------------    ------------

CONSULTING REVENUE                        $       --      $       --      $     30,200

OTHER INCOME:
    Related party interest income                 --              --           162,761
    Other interest income                        2,363           1,170           5,954
    Settlement income                             --           175,000         175,000
    Other                                         --               550             550
                                          ------------    ------------    ------------
         Total revenue and other income          2,363         176,720         374,465

COSTS AND EXPENSES:
    General and administrative                 433,612         469,282       2,145,979
    Research and development                   418,307         163,180       3,490,453
    Impairment of intangible assets               --              --           451,492
    Interest expense - related party           337,646         127,071       1,772,040
                                          ------------    ------------    ------------
         Total costs and expenses            1,189,565         759,533       7,859,964
                                          ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN            $ (1,187,202)   $   (582,813)   $ (7,485,499)
                                          ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
  FORGIVENESS OF DEBT                          270,834            --           270,834
                                          ------------    ------------    ------------

NET LOSS                                  $   (916,368)   $   (582,813)   $ (7,214,665)
                                          ============    ============    ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTIVE):
    Loss before extraordinary gain        $      (0.05)   $      (0.02)
    Extraordinary gain                            0.01            --
                                          ------------    ------------
    Net loss                              $      (0.04)   $      (0.02)
                                          ============    ============

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                  23,774,275      24,012,450
                                          ============    ============


                See accompanying notes to these financial statements.

                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 2000




                                        PREFERRED STOCK              COMMON STOCK           Additional
                                   -------------------------   -------------------------     Paid-In     Accumulated
                                      SHARES        Amount        Shares        Amount       Capital       Deficit         Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, March 15, 1995
  (Inception)                             --     $      --     $      --     $      --     $      --     $      --      $      --

    Capital contributions                 --            --         697,095           697        90,971          --           91,668
    Net loss                              --            --            --            --            --            (286)          (286)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1995                    --            --         697,095           697        90,971          (286)        91,382

    Capital contributions                 --            --          87,141            87        11,372          --           11,459
    Net loss                              --            --            --            --            --         (24,430)       (24,430)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1996                    --            --         784,236           784       102,343       (24,716)        78,411

    Conversion of debt to common
      stock and issuance of
      preferred stock pursuant
      to acquisition of
      Display Group, LLC and
      Display Optics, Ltd.           1,843,900         1,844    20,559,687        20,560     2,351,160          --        2,373,564
    Net loss                              --            --            --            --            --      (2,718,839)    (2,718,839)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1997               1,843,900         1,844    21,343,923        21,344     2,453,503    (2,743,555)      (266,864)



                                      See accompanying notes to these financial statements.

                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 2000
                                                          (continued)


                                  PREFERRED STOCK               COMMON STOCK            Additional
                            ---------------------------   -------------------------      Paid-In       Accumulated
                               SHARES        Amount          Shares        Amount        Capital         Deficit          Total
                            ------------   ------------   ------------    ---------    ------------    ------------    ------------
BALANCE, June 30, 1997
  (carryforward)               1,843,900          1,844     21,343,923       21,344       2,453,503      (2,743,555)       (266,864)

    Debt convertible at
      below market                  --             --             --           --         1,013,933            --         1,013,933
    Conversion of debt
      to common stock               --             --        4,182,509        4,183         545,817            --           550,000
    Retirement of shares
      in settlement                 --             --         (350,000)        (350)            350            --              --
    Employee stock options
      issued for services           --             --             --           --           214,125            --           214,125
    Net loss                        --             --             --           --              --        (2,971,929)     (2,971,929)
                            ------------   ------------   ------------    ---------    ------------    ------------    ------------

BALANCE, June 30, 1998         1,843,900          1,844     25,176,432       25,177       4,227,728      (5,715,484)     (1,460,735)

    Retirement of shares
      in settlement                 --             --       (1,402,157)      (1,402)          1,402            --              --
    Net loss                        --             --             --           --              --          (582,813)       (582,813)
                            ------------   ------------   ------------    ---------    ------------    ------------    ------------

BALANCE, June 30, 1999         1,843,900          1,844     23,774,275       23,775       4,229,130      (6,298,297)     (2,043,548)

    Discount costs related
      to debt conversion
      feature at less than
      fair market value             --                            --           --           139,640            --           139,640
    Net loss                        --                            --           --              --          (916,368)       (916,368)
                            ------------   ------------   ------------    ---------    ------------    ------------    ------------

BALANCE, June 30, 2000         1,843,900   $      1,844   $ 23,774,275    $  23,775    $  4,368,770    $ (7,214,665)   $ (2,820,276)
                            ============   ============   ============    =========    ============    ============    ============


                                      See accompanying notes to these financial statements.

                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                   (A Development Stage Company)

                                     STATEMENTS OF CASH FLOWS
                                           (continued)

                                                                                         CUMULATIVE
                                                                                            FROM
                                                                                          INCEPTION
                                                              FOR THE YEARS ENDED      (MARCH 15, 1995)
                                                                    JUNE 30,               THROUGH
                                                           --------------------------      JUNE 30,
                                                               2000          1999           2000
                                                           -----------    -----------    -----------
Net loss                                                   $  (916,368)   $  (582,813)   $(7,214,665)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Acquired research and development expense                     --             --        2,536,494
         Impairment of intangibles                                --             --          451,492
         Depreciation and amortization                          35,259         47,994        251,006
         Stock option compensation expense                        --             --          214,125
         Interest expense related to debt discount             139,640           --        1,153,573
         Loss on sale of property and equipment                  3,245          1,896          5,445
         (Increase) decrease in:
             Inventory                                            --           16,238          6,048
             Other current assets                                 (346)         3,805       (136,142)
         Increase (decrease) in:
             Accounts payable                                 (196,868)      (143,291)      (301,943)
             Accrued interest payable to stockholders          160,714        114,702        546,726
             Other accrued liabilities                             585         (6,160)       (35,423)
                                                           -----------    -----------    -----------
         Net cash used in operating activities                (774,139)      (547,629)    (2,523,264)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                         (9,103)        (8,355)      (107,817)
    Proceeds from sale of property and equipment                  --            8,630         17,030
    Advances to affiliates                                        --             --         (932,925)
    Purchase of note receivable and security
      interest                                                    --             --         (225,000)
    Cash received in acquisition                                  --             --          303,812
                                                           -----------    -----------    -----------
         Net cash provided by (used in) investing
             activities                                         (9,103)           275       (944,900)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                         --             --          103,127
    Proceeds from notes payables to stockholders               720,900        550,242      3,083,542
    Proceeds from line-of-credit                                  --             --          299,505
                                                           -----------    -----------    -----------
         Net cash flows provided by financing activities       720,900        550,242      3,486,174
                                                           -----------    -----------    -----------


                       See accompanying notes to these financial statements.

                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS
                                          (continued)

                                                                                   CUMULATIVE
                                                                                      FROM
                                                                                    INCEPTION
                                                            FOR THE YEARS ENDED  (MARCH 15, 1995)
                                                                  JUNE 30,           THROUGH
                                                            --------------------     JUNE 30,
                                                               2000       1999        2000
                                                            ---------   --------   ----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (62,342)     2,888       18,010

CASH AND CASH EQUIVALENTS, Beginning of
   period                                                      80,352     77,464         --
                                                            ---------   --------   ----------

CASH AND CASH EQUIVALENTS, End of period                    $  18,010   $ 80,352   $   18,010
                                                            =========   ========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for:
         Interest                                           $    --     $   --     $   26,570
                                                            =========   ========   ==========
         Taxes                                              $    --     $   --     $     --
                                                            =========   ========   ==========
    Non-cash transactions:
         Issuance of common stock for acquisition of
             Display Group, LLC and Display Optics,
             Ltd. and conversion of convertible debt        $    --     $   --     $2,199,026
                                                            =========   ========   ==========
         Conversion of notes payable stockholders to
             common stock                                   $    --     $   --     $  550,000
                                                            =========   ========   ==========
         Conversion of interest payable on notes to notes
             payable                                        $     900   $ 10,242   $   11,142
                                                            =========   ========   ==========
         Retirement of shares in settlement                 $    --     $  1,402   $    1,402
                                                            =========   ========   ==========
         Extinguishment of debt                             $ 270,834   $   --     $  270,834
                                                            =========   ========   ==========


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

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $547,885 as of June 30, 2000. The Company has also received notice from the State of Colorado alleging past due sales tax and related accrued interest totaling approximately $220,000. Based on prior discussions with state personnel, the Company has accrued the amount it believes it will ultimately pay. However, there can be no assurance as to the ultimate amount of any settlement with the State of Colorado. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     Since inception, ADTI has developed large screen fiber optic displays (the "Screen") for various industries and applications. The Screen may utilize a variety of projection light sources which project images into the Screen's' matrix bundle of collated optical fibers (the "Input Matrix") which in turn, transmit, magnify, and display the correlative images onto the viewable face (the "Output Matrix") of the Screen. The Screen is a high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio, and enhanced conspicuousness of the images displayed. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations.

     Management efforts during the fiscal year ended June 30, 2000 were directed toward raising additional capital for operations with a primary focus on redesigning the Screen systems and their method of manufacture. In an effort to eliminate certain image display deficiencies of the former Screen products and improve the overall quality of the new Screen systems, the Company embarked on a program of concurrent engineering involving substantial changes in overall product design, assembly processes, quality control procedures, and various alternative manufacturing technologies.

     The Company will continue to require additional capital for administrative expenses, continued development of the Screen, capture of intellectual property, further development of manufacturing processes and marketing costs. Management estimates that the Company has sufficient funding to last through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) develop the Screen technologies for specific applications; (2) complete the design and development of an automated manufacturing process; (3) successfully market the product; (4) obtain additional sources of funding through outside sources; and (5) achieve and maintain profitable operations. There can be no assurance that the Company

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2000 and June 30, 1999 was $35,259 and $47,994, respectively.

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

     Impairment of Long-Lived Assets - In fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangibles may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Management of the Company is pursuing new technology alternatives for the production of the fiber vision screens. The Company does not expect to generate significant future revenues from its current patents and, accordingly, during fiscal 1998 wrote off capitalized costs associated with those patents.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The interest rate associated with related party notes payable and other debt is considered to be significantly less than an interest rate that the Company could obtain from third parties. Due to the financial condition of the Company (see Note 1), management of the Company is unable to determine whether third party financing is currently available to the Company at any interest rate. As such, the Company is unable to determine the fair value of these financial instruments as of June 30, 2000.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     Stock-Based Compensation - As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share (EPS) disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     Loss Per Share - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2000 and 1999 because the Company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

     Comprehensive Loss - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.


2.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following at June 30, 2000:


          Equipment                                         $ 113,786
          Office furniture                                     26,354
                                                            ---------
                                                              140,140
          Less accumulated depreciation and amortization     (117,664)
                                                            ---------

                   Property and equipment, net              $  22,476
                                                            =========

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



3.   NOTES PAYABLE - RELATED PARTIES:
     --------------------------------

     At June 30, 2000, the Company had $2,294,867 of notes payable to investors which mature on October 15, 2002 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, $1,173,725 at a rate of $.1615 per share, $740,242 at a rate of $.05 per share, and $380,900 at a rate of $.30 per share. For 1999 issuances of $550,242, this conversion feature was above quoted market price of the common stock, so no additional interest expense was recorded during fiscal 1999. For the 2000 issuance of $720,900, this conversion feature was below the quoted market price of the common stock and the debt was immediately convertible so the Company recorded approximately $139,640 of additional interest expense during fiscal 2000. However, the Company believes the conversion price represented the fair market value of the common stock at the time of the transactions. Notes payable totaling $2,294,867 and $361,522 of accrued interest payable at June 30, 2000 were to directors of the Company or owners of more than 5% of the Company's common stock. Interest expense associated with notes to directors was $336,050 and $127,071 for the years ended June 30, 2000 and 1999, respectively.

     Effective March 16, 2000, the Board of Directors of the Company approved an additional Private Placement offered to qualified investors. The private placement provides for the issuance of a maximum of $1,100,000 of 10% Convertible, Redeemable Promissory Notes (the "Notes"). The Notes are due October 15, 2002 and are convertible, at the option of the noteholder, into shares of the Company's common stock at a rate equal to the fair market value of the common stock, as defined, on the date of subscription. The Company has the right to call these Notes at any time after March 16, 2001 and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of the converted Notes in cash or by issuance of additional shares of the Company's common stock. As of June 30, 2000, the Company had issued Notes totaling $380,900 to stockholders. Subsequent to June 30, 2000, the Company issued additional Notes totaling $470,000 to stockholders (unaudited).


4.   COMMITMENT AND CONTINGENCY:
     ---------------------------

     Office Lease - The Company leases office and warehouse facilities under a three-year operating lease. Total rental expense was $18,176 and $35,442 for the years ended June 30, 2000 and 1999, respectively.

     The Company's lease requires monthly payments of approximately $1,556.

     As of June 30, 2000, lease payments are due during the fiscal year ended June 30 as follows:


          2001                                    $18,672
          2002                                     17,116
                                                  -------

                                                  $35,788
                                                  =======

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



5.   STOCKHOLDERS' DEFICIT:
     ----------------------

     Non-Qualified Incentive Stock Option Plan - In 1990, the Company's Board of Directors adopted a Non-Qualified Incentive Stock Option Plan (NQI Plan) and reserved 100,000 shares of the Company's common stock for issuance under this plan.

     In 1990, the Company granted an aggregate of 65,000 options under the NQI plan to purchase shares of the Company's common stock at an exercise price of $3.50 per share. These options expired during fiscal 2000. Also in fiscal 2000, the NQI plan terminated according to the life of the plan.

     Equity Incentive Plan - On September 18, 1997, the Board adopted, subject to shareholder approval, the Equity Incentive Plan (the Plan) and reserved 2,500,000 shares of the Company's common stock for issuance under the Plan. The purposes of the Plan is to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants. The Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards, Stock Appreciation Rights, Stock Bonuses, Stock Units and other stock grants. The Plan was not approved by the shareholders of the Company within a year of adoption. Therefore, all options granted are non-qualified.

     A summary of stock option activity is as follows:

                                              2000                  1999
                                       -------------------- --------------------
                                                   Weighted             Weighted
                                                    Average              Average
                                          Number   Exercise    Number   Exercise
                                        of Shares    Price   of Shares    Price
                                       ----------  --------  ---------  --------

      Outstanding, beginning of year    1,607,750    $ .29   2,376,500    $ .24

             Granted                      250,000    $ .07        --      $ .00
             Canceled                  (1,007,750)   $ .36    (768,750)   $ .13
                                       ----------            ---------

      Outstanding, end of year            850,000    $ .13   1,607,750    $ .29
                                       ==========            =========


     At June 30, 2000, options for 362,500 shares were exercisable (at a weighted average exercise price of $0.16) with 248,958, 150,000, 62,500, and 26,042 becoming exercisable in fiscal 2001, 2002, 2003, and 2004,

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     respectively, subject to continued employment by certain individuals. If not previously exercised, options outstanding at June 30, 2000, will expire as follows:

                                                               Weighted
                                                               Average
          Year Ending                             Number       Exercise
           June 30,                              of Shares      Price
           --------                              ---------      -----

            2008                                 600,000        $.16
            2009                                 250,000         .07
                                                 -------

                                                 850,000        $.13
                                                 =======


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

                                                          Year Ended June 30,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
          Net loss applicable to common stockholders:
            As reported                                 $(916,368)    $(582,813)
            Pro forma                                   $(943,533)    $(639,905)
          Net loss per common share:
            As reported                                 $    (.04)    $   (0.02)
            Pro forma                                   $    (.04)    $   (0.03)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



     The weighted average fair value of options granted to employees for the year ended June 30, 2000 was $.07. All options issued in 2000 had an exercise price equal to the market price. The fair value of each employee option and warrant granted in 2000 was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions:

                                                                   Year
                                                                  Ended
                                                                 June 30,
                                                                   2000
                                                                   ----

       Expected volatility                                         495%
       Risk-free interest rate                                       6%
       Expected dividends                                           --
       Expected terms (in years)                                    10


     Preferred Stock - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

     As of June 30, 2000, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all the Preferred Stock, at its option, at the Preferred Stock's liquidation value of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.


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

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS



7.   INCOME TAXES:
     -------------

     A long-term deferred tax asset totaling approximately $6,272,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance increased by approximately $372,000 during 2000 mainly as a result of the increase in losses.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     A reconciliation between the amount of reported Federal income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:

                                                             2000        %          1999        %
                                                          ---------    -----     ---------    -----

     Computed expected tax benefit                        $(372,000)     (34)%   $(198,000)     (34)%
     (Increase) decrease in tax benefit resulting from:
        Non-deductible expenses                                --       --            --       --
        Increase (reduction) in valuation allowance
          related to net operating loss carryforwards
          and change in temporary differences               372,000       34       198,000       34
                                                          ---------    -----     ---------    -----

                                                          $    --          0%    $    --          0%
                                                          =========    =====     =========    =====


     As of June 30, 2000, the Company has accumulated net operating loss carryforwards of approximately $18,448,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2020 if not utilized sooner.


8.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     At June 30, 2000, the Company had payables totaling $70,197 due to related entities (mainly an officer family member and companies with common directors) of the Company. Also see Note 3.


9.   EXTRAORDINARY GAIN ON DEBT FORGIVENESS :
     ----------------------------------------

     During the year ended June 30, 2000, $270,834 of payables due to a law firm and other vendors were forgiven. The Company recorded the debt forgiveness as an extraordinary gain. There was no tax consequences related to this extraordinary gain as a result of the Company's net loss and a valuation allowance associated with the Company's deferred tax asset.