Form 10QSB
period 2000-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2000-11-13
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                 COLORADO                               84-0969445
          ----------------------                 ----------------------
         (State of incorporation)               (IRS Employer ID number)


      7334 South Alton Way, Building 14, Suite F, Englewood, CO    80112
              --------------------------------------              --------
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


As of November 10, 2000, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                      YES                        NO  X
                         -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX
                                                                          Page

                          PART I. FINANCIAL INFORMATION


Item 1.  Balance Sheets (unaudited) -
              September 30, 2000 and June 30, 2000...........................3

            Statements of Operations (unaudited) -
              Three months ended September 30, 2000 and 1999 and for the period from March 15, 1995, inception, to
               September 30, 2000............................................4

            Statements of Cash Flows (unaudited) -
              Three months ended September 30, 2000 and 1999 and for the period from March 15, 1995, inception, to
              September 30, 2000.............................................5

            Notes to Financial Statements (unaudited)........................6

Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition................7-9


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................9

Item 2.  Changes in Securities.............................................. 9

Item 3.  Defaults on Senior Securities...................................... 9

Item 4.  Submission of Matters to a Vote of
              Security Holders.............................................. 9

Item 5.  Other Information.................................................. 9

Item 6.  Exhibits and Reports on Form 8-K................................... 9

             Signatures.....................................................10


                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (A Development Stage Company)

                                            BALANCE SHEETS
                                              (Unaudited)


                                                                        September 30,      June 30,
                                                                             2000            2000
                                                                        -------------    -------------

                                                ASSETS
                                                ------

CURRENT ASSETS:
   Cash                                                                 $     161,272    $      18,010
   Other current assets                                                        10,994            4,657
                                                                        -------------    -------------
      Total current assets                                                    172,266           22,667

PROPERTY AND EQUIPMENT                                                        153,979          140,140
   Less:  Accumulated depreciation                                           (122,676)        (117,664)
                                                                        -------------    -------------
      Net Property and Equipment                                               31,303           22,476
                                                                        -------------    -------------

      TOTAL ASSETS                                                      $     203,569    $      45,143
                                                                        =============    =============


                                 LIABILITIES AND SHAREHOLDERS' DEFICIT
                                 -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                     $     154,426    $     143,907
   Other accrued liabilities                                                   66,838           65,122
                                                                        -------------    -------------
      Total current liabilities                                               221,264          209,029

CONVERTIBLE, REDEEMABLE NOTES PAYABLE TO SHAREHOLDERS                       2,764,867        2,294,867
ACCRUED INTEREST ON CONVERTIBLE, REDEEMABLE NOTES
    PAYABLE TO SHAREHOLDERS                                                   427,418          361,523

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
   shares authorized,  1,843,900 shares issued
   and outstanding (liquidation preference of
   $2,765,850)                                                                  1,844            1,844
   Common stock, $.001 par value, 100,000,000
     shares authorized, 23,774,275 issued and
     outstanding                                                               23,775           23,775
   Additional paid-in capital                                               4,368,770        4,368,770
   Deficit accumulated during the development
     stage                                                                 (7,604,369)      (7,214,665)
                                                                        -------------    -------------
      Total Shareholders' Deficit                                          (3,209,980)      (2,820,276)
                                                                        -------------    -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $     203,569    $      45,143
                                                                        =============    =============

                      (See accompanying notes to unaudited financial statements)

                                                   3


                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                                    March 15, 1995
                                                                     (Inception)
                                            Three Months Ended         Through
                                               September 30,         September 30,

                                          2000             1999           2000
                                      ------------    ------------    ------------

CONSULTING REVENUE                    $       --      $       --      $     30,200

OTHER INCOME:
  Related party interest income               --              --           162,761
  Other interest income                      1,313             286           7,267
  Settlement income                           --              --           175,000
  Other                                       --              --               550
                                      ------------    ------------    ------------
     Total revenue and other income          1,313             286         375,778

COSTS AND EXPENSES:
 General and administrative                107,283         123,661       2,253,262
 Research and development                  217,838          39,238       3,708,291
 Impairment of intangible assets              --              --           451,492
 Interest expense - related party           65,896         151,180       1,837,936
                                      ------------    ------------    ------------
     Total costs and expenses              391,017         314,079      (8,250,981)
                                      ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN        $   (389,704)   $   (313,793)   $ (7,875,203)
                                      ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
 FORGIVENESS OF DEBT                          --              --           270,834
                                      ------------    ------------    ------------

NET LOSS                              $   (389,704)   $   (313,793)   $ (7,604,369)
                                      ============    ============    ============


NET LOSS PER COMMON SHARE             $       (.02)   $       (.01)
                                      ============    ============
 (BASIC AND DILUTIVE):


WEIGHTED AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING                    23,774,275      23,774,275
                                      ============    ============


            (See accompanying notes to unaudited financial statements)

                                         4

                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                 March 15,1995
                                                                                  (Inception)
                                                        Three Months Ended          Through
                                                           September 30,          September 30,
                                                        2000           1999          2000
                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                  $  (389,704)   $  (313,793)   $(7,604,369)
 Adjustments to reconcile net (loss)
  to net cash used in operating activities:
   Acquired research and development expense               --             --        2,536,494
   Impairment of intangible asset                          --             --          451,492
   Depreciation and amortization                          5,012          8,773        256,018
   Stock option compensation expense                       --             --          214,125
   Interest expense related to debt discount               --          109,685      1,153,573
   Loss on disposal of assets                              --             --            5,445
 (Increase) decrease in:
   Inventory                                               --             --            6,048
   Other current assets                                  (6,337)        (4,653)      (142,479)
 (Decrease) increase in:
   Accrued interest payable to members                   65,896         41,494        612,622
   Accounts payable                                      10,519         (7,775)      (291,424)
   Other accrued liabilities                              1,715         (3,572)       (33,708)
                                                    -----------    -----------    -----------
     Net cash used in operating activities             (312,899)      (169,841)    (2,836,163)
                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (13,839)        (2,308)      (121,656)
  Proceeds from sale of assets                             --             --           17,030
  Advances to affiliates                                   --             --         (932,925)
  Purchase of notes receivable and
     security interest                                     --             --         (225,000)
  Cash received in acquisition                             --             --          303,812
                                                    -----------    -----------    -----------
     Net Cash used in investing activities              (13,839)        (2,308)      (958,739)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                    --             --          103,127
  Proceeds from convertible, redeemable notes
     payable to shareholders                            470,000        100,000      3,553,542
  Proceeds from line-of-credit                             --             --          299,505
                                                    -----------    -----------    -----------
     Net Cash provided by
       financing activities                             470,000        100,000      3,956,174
                                                    -----------    -----------    -----------

Increase (decrease) in cash                             143,262        (72,149)       161,272
Cash & cash equivalents
  at beginning of period                                 18,010         80,352           --
                                                    -----------    -----------    -----------
Cash and cash equivalents at end
  of period                                         $   161,272    $     8,203    $   161,272
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for:
   Interest                                         $      --      $      --      $    26,570
                                                    ===========    ===========    ===========
   Taxes                                            $      --      $      --      $      --
                                                    ===========    ===========    ===========
Issuance of common Stock for acquisition
  of Display Group, LLC and Display
  Optics, Ltd. and conversion of
  Convertible debt                                  $      --      $      --      $ 2,199,026
                                                    ===========    ===========    ===========
Conversion of notes payable to stockholders
  to common stock                                   $      --      $      --      $   550,000
                                                    ===========    ===========    ===========

                  (See accompanying notes to unaudited financial statements)

                                               5

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. ("ADTI" or the "Company")for the year ended June 30, 2000, as the notes to these interim financial statements omit certain information required for complete financial statements.

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

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2000.


Results of Operations
---------------------

     In the past, the Company conducted research and development activities for full color image projection applications primarily for the large video display screen market. Due to various factors, the Company did not achieve the desired results in the development of the screen system for those particular applications. Accordingly, the Company embarked on a program to re-engineer itself and develop new markets utilizing substantially improved product designs and methods of manufacture. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations.

     For the fiscal quarter ended September 30, 2000, the Company reported net loss of ($389,704) compared to ($313,793) for the fiscal quarter ended September 30, 1999. The difference in net loss for the quarters presented is primarily due to an increase in research and development ("R&D")costs of approximately 450% in 2000 from 1999. This increase was partially offset by a reduction in general and administrative ("G&A") costs of approximately 13% and a decrease in interest expense of approximately 56% in 2000 from 1999.

     The Company reported total revenue and other income of $1,313 and $286 for the quarters ended September 30, 2000 and 1999, respectively, which consisted entirely of interest income. There were no sales of the Company's products to report for either fiscal quarter.

     The Company reported G&A expenses of $107,283 and $123,661 for the quarters ended September 30, 2000 and 1999, respectively. Depreciation decreased by approximately $3,800 in 2000 from 1999 due to certain assets being fully depreciated. Legal and other professional fees decreased approximately $12,800 in 2000 from 1999 primarily due to a decrease in: 1) consulting fees related to market research and analysis, 2) accounting fees for the annual audit, and, 3) a reduction in legal fees in connection with SEC and intellectual property matters. Travel expenses decreased by approximately $8,500 in 2000 from 1999 due to travel in 1999 related to the market research and analysis. Employee benefits increased approximately $5,400 primarily due to rising health care costs and the addition of certain manufacturing/R&D employees for the fiscal quarter ended September 30, 2000. Other G&A expenses fluctuated slightly resulting in a net increase of the combined remaining G&A expenses of approximately $3,300.

     G&A expenses for the fiscal quarter ended September 30, 2000 included: 1) depreciation of approximately $4,200; 2) general office expense of approximately $26,600; 3) employee salaries and expenses of approximately $46,200; 4) travel related expenses of approximately $11,400; and 5) professional fees of approximately $18,900 (including legal fees incurred for patent work and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 2000).

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

     As a result of the re-engineering program, the Company contracted optical, electrical and mechanical engineering specialists to design and build application specific Screen prototypes. These efforts resulted in an increase in research and development expenses from $39,238 for the fiscal quarter ended September 30, 1999 to $217,838 for the quarter ended September 30, 2000.

     Interest expense decreased from $151,180 for the fiscal quarter ended September 30, 1999 to $65,896 for the quarter ended September 30, 2000. This decrease is primarily due to a non-cash charge to interest expense in the quarter ended September 30, 1999 of $109,685 which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believes that the conversion price more closely reflected the actual fair market value of the Company's common stock on the dates of issuance. Without the charge in 1999, interest expense would have increased by $24,401 due to an increase in long term debt outstanding.


Liquidity and Capital Resources
-------------------------------

     The Auditor's Opinion Letter included in the Financial Statement Exhibits of the Company's annual report Form 10-KSB for the fiscal year ended June 30, 2000 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

     The Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2000, the Company reported negative net worth of $3,209,981 and negative working capital of $38,998. The Company will require additional capital for administrative expenses, continued development of the display system, capture of intellectual property, further design and development of an automated manufacturing process and marketing costs. Management believes that the Company's continued existence is dependent upon its ability to: 1) develop the Screen technologies for specific applications; 2) complete the design and development of an automated manufacturing process; 3) successfully market the product; 4) obtain additional sources of funding through outside sources; and 5) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its research and development goals, obtain sufficient additional capital or manufacture or sell its products on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal quarter ended September 30, 2000 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $470,000. Substantially all of this financing was used for operations. These notes are due October 15, 2002 and are convertible, at the option of the note holder, into shares of the Company's Common Stock. One note totaling $150,000 is convertible at a conversion rate of $.30 per share and two notes totaling $320,000 are convertible at a conversion rate of $.20 per share. These notes are unsecured. The Company has the right to call these notes after one year and the note holders have 30 days in which to convert if these notes are called by the Company. The Company may elect to pay interest on any of these notes converted in cash or by issuance of additional shares of the Company's Common Stock.

     Cash flows from financing activities for the fiscal quarters ended September 30, 1999 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $100,000, due and payable October 15, 2002 and with substantially the same terms as the Company's other convertible, redeemable promissory notes then outstanding. Proceeds from financing activities received during the fiscal quarter ended September 30, 1999 were used for operations.

     ADTI reported a working capital deficit position at September 30, 2000. Current liabilities exceeded current assets by $36,998. At September 30, 2000, current liabilities consisted of trade payables and accrued expenses which were incurred primarily for product design, development and operating costs. Management hopes to negotiate settlement on approximately $113,700 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock.

     Accrued interest on notes payable due to stockholders totaled approximately $427,400 and will become due October 15, 2002 unless extended by the note holders. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of common stock.

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


                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                           (Registrant)



Date: November 10, 2000                   By:  /s/  Matthew W. Shankle
      ----------------------                 ----------------------------------
                                                    Matthew W. Shankle
                                                    President
                                                    (Chief Executive and
                                                    Financial Officer)