Form 10QSB
period 2000-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2001-02-14
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the Quarter Ended December 31, 2000

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

                   COLORADO                           84-0969445
            ------------------------            ----------------------
            (State of incorporation)           (IRS Employer ID number)


      7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112
     ----------------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)


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


As of January 31, 2001, 23,774,275 shares of Common Stock, $.001 par value per share, were outstanding.

           Transitional Small Business Disclosure Format (check one):

                       YES                        NO   X
                           -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                          Page
                                                                          ----

                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
            December 31, 2000 and June 30, 2000...........................  3

          Statements of Operations (unaudited) -
            Three and six months ended December 31, 2000 and 1999
            and for the period from March 15, 1995, inception, to
            December 31, 2000.............................................  4

          Statements of Cash Flows (unaudited) -
          Three and six months ended December 31, 2000 and 1999
           and for the period from March 15, 1995, inception, to
           December 31, 2000..............................................  5

          Notes to Financial Statements (unaudited).......................  7

Item 2.  Management"s Discussion and Analysis of
          Financial Condition and Results of Operations................... 8-11


                                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 11

Item 2.  Changes in Securities............................................ 11

Item 3.  Defaults on Senior Securities.................................... 11

Item 4.  Submission of Matters to a Vote of
                  Security Holders........................................ 11

Item 5.  Other Information................................................ 11

Item 6.  Exhibits and Reports on Form 8-K................................. 11

             Signatures................................................... 12


                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                           (A Development Stage Company)

                                                   BALANCE SHEETS
                                                    (Unaudited)
                                                                            December 31,           June 30,
                                                                               2000                  2000
                                                                            -----------           ----------

                                                      ASSETS
                                                      ------
CURRENT ASSETS:
   Cash                                                                    $    16,903           $    18,010
   Other current assets                                                         12,215                 4,657
                                                                           -----------           -----------
      Total current assets                                                      29,118                22,667

PROPERTY AND EQUIPMENT                                                         155,971               140,140
   Less:  Accumulated depreciation                                            (127,787)             (117,664)
                                                                           -----------           -----------
      Net Property and Equipment                                                28,184                22,476
                                                                           -----------           -----------

      TOTAL ASSETS                                                         $    57,302           $    45,143
                                                                           ===========           ===========


                                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                                     -------------------------------------

CURRENT LIABILITIES:
   Notes payable to shareholders                                           $    40,000           $      --
   Accounts payable                                                            194,457               143,907
   Other accrued liabilities                                                    10,537                65,122
                                                                           -----------           -----------
      Total current liabilities                                                244,994               209,029

CONVERTIBLE, REDEEMABLE NOTES PAYABLE TO SHAREHOLDERS                        2,764,867             2,294,867
ACCRUED INTEREST ON CONVERTIBLE, REDEEMABLE NOTES
    PAYABLE TO SHAREHOLDERS                                                    498,075               361,523

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000  shares authorized,
     1,843,900 shares issued and outstanding
     (liquidation preference of $2,765,850)                                      1,844                 1,844
   Common stock, $.001 par value, 100,000,000
     shares authorized, 23,774,275 shares issued
     and outstanding                                                            23,775                23,775
   Additional paid-in capital                                                4,368,770             4,368,770
   Deficit accumulated during the development
     stage                                                                  (7,845,023)           (7,214,665)
                                                                           -----------           -----------
      Total Shareholders' Deficit                                           (3,450,634)           (2,820,276)
                                                                           -----------           -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $    57,302           $    45,143
                                                                           ===========           ===========

                                 (See accompanying notes to unaudited financial statements)





                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)

                                                   STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                                                                      March 15, 1995
                                                                                                                       (Inception)
                                                   Three Months Ended                   Six Months Ended                 Through
                                                      December 31,                        December 31,                 December 31,
                                              --------------------------           ---------------------------         ------------

                                                  2000           1999                 2000             1999                 2000
                                              ----------      ----------           ----------       ----------          -----------
CONSULTING REVENUE                            $      ---      $      ---           $      ---       $      ---          $    30,200

OTHER INCOME:
  Related party interest income                      ---             ---                  ---              ---              162,761
  Other interest income                              445             935                1,758            1,221                7,712
  Settlement Income                                  ---             ---                  ---              ---              175,000
  Other                                              ---             ---                  ---              ---                  550
                                              ----------      ----------           ----------       ----------          -----------
     Total revenue and other income                  445             935                1,758            1,221              376,223

COSTS AND EXPENSES:
 General and administrative                      111,904         116,996              219,188          240,657            2,365,166
 Research and development                        116,433         113,682              334,271          152,920            3,824,724
 Impairment of Intangible                            ---             ---                  ---              ---              451,492
 Interest expense - related party                 70,713          67,221              136,608          218,401            1,908,649
                                              ----------      ----------           ----------       ----------          -----------
     Total costs and expenses                    299,050         297,899              690,067          611,978            8,550,031
                                              ----------      ----------           ----------       ----------          -----------

LOSS BEFORE EXTRAORDINARY GAIN                $ (298,605)     $ (296,964)          $ (688,309)      $ (610,757)         $(8,173,808)
                                              ----------      ----------           ----------       ----------          -----------

EXTRAORDINARY GAIN DUE TO
  EXTINGUISHMENT OF DEBT                          57,951             ---               57,951              ---              328,785
                                              ----------      ----------           ----------       ----------          -----------

NET LOSS                                      $ (240,654)     $ (296,964)          $ (630,358)      $ (610,757)        $ (7,845,023)
                                              ==========      ==========           ==========       ==========         ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTIVE):                       $     (.01)     $     (.01)          $     (.03)      $     (.03)
   Loss before extraordinary gain                    ---             ---                  ---              ---
                                              ----------      ----------           ----------       ----------

   Extraordinary Gain                         $     (.01)     $     (.01)          $     (.03)      $     (.03)
                                              ==========      ==========           ==========       ==========
   Net loss

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         23,774,275      23,774,275           23,774,275       23,774,275
                                              ==========      ==========           ==========       ==========


                                (See accompanying notes to unaudited financial statements)







                                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (A Development Stage Company)
                                                       STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                                                      March 15, 1995
                                                                                                                        (Inception)
                                                             Three Months Ended             Six Months Ended              Through
                                                               December 31,                    December 31,             December 31,
                                                        ---------------------------     ---------------------------     -----------
                                                           2000            1999            2000            1999            2000
                                                        -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $  (240,654)    $  (296,964)    $  (630,358)    $  (610,757)    $(7,845,023)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Acquired research and development expense                     --              --              --              --         2,536,494
 Impairment of intangible asset                                --              --              --              --           451,492
 Depreciation and amortization                                5,111           8,850          10,123          17,623         261,129
 Stock option compensation expense                             --              --              --              --           214,125
 Interest expense related to debt discount                     --            19,265            --           128,950       1,153,573
 Loss on disposal of assets                                    --              --              --              --             5,445
 (Increase)decrease in:
     Inventory                                                 --              --              --              --             6,048
     Other current assets                                    (1,221)         (2,293)         (7,558)         (6,946)       (143,700)
 (Decrease) increase in:
   Interest payable to shareholders                          70,657          47,957         136,552          89,451         683,279
   Accounts payable                                          40,031          15,220          50,550           7,445        (251,393)
   Other accrued liabilities                                (56,301)          2,576         (54,585)           (996)        (90,009)
                                                        -----------     -----------     -----------     -----------     -----------
Net cash used in operating activities                      (182,377)       (205,389)       (495,276)       (375,230)     (3,018,540)
                                                        -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                         (1,992)         (1,503)        (15,831)         (3,811)       (123,648)
 Proceeds from sale of assets                                  --              --              --              --            17,030
 Advances to affiliates                                        --              --              --              --          (932,925)
 Purchase of notes receivable and
   security interest                                           --              --              --              --          (225,000)
 Cash received in acquisition                                  --              --              --              --           303,812
                                                        -----------     -----------     -----------     -----------     -----------
   Net cash provided by (used in)
    investing activities                                     (1,992)         (1,503)        (15,831)         (3,811)       (960,731)
                                                        -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                                         --              --              --              --           103,127
 Proceeds from notes payable
   to shareholders                                           40,000         240,000         510,000         340,000       3,593,542
 Proceeds from line-of-credit                                  --              --              --              --           299,505
                                                        -----------     -----------     -----------     -----------     -----------
   Net Cash provided by
       financing activities                                  40,000         240,000         510,000         340,000       3,996,174
                                                        -----------     -----------     -----------     -----------     -----------

Increase (decrease) in cash                                (144,369)         33,108          (1,107)        (39,041)         16,903
Cash & cash equivalents at
  beginning of period                                       161,272           8,203          18,010          80,352            --
                                                        -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents at end
  of period                                             $    16,903     $    41,311     $    16,903     $    41,311     $    16,903
                                                        ===========     ===========     ===========     ===========     ===========


                                        (See accompanying notes to unaudited financial statements)




                                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (A Development Stage Company)
                                                       STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                                                                      March 15, 1995
                                                                                                                        (Inception)
                                                     Three Months Ended                  Six Months Ended                 Through
                                                          December 31,                      December 31,                December 31,
                                                  ----------------------------       ---------------------------        ------------
                                                      1999             1998             1999            1998                1999
                                                  -----------      -----------       ----------      -----------        -----------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
    Interest                                      $       ---      $       ---       $      ---      $       ---        $    26,750
                                                  ===========      ===========       ==========      ===========        ===========
    Taxes                                         $       ---      $       ---       $      ---      $       ---        $       ---
                                                  ===========      ===========       ==========      ===========        ===========
 Issuance of common stock for
   Acquisition of Display Group, LLC
   and Display Optics, Ltd. and
   conversion of Convertible debt                 $       ---      $       ---       $      ---      $       ---        $ 2,199,026
                                                  ===========      ===========       ==========      ===========        ===========
 Conversion of notes payable to
   stockholders to common stock                   $       ---      $       ---       $      ---      $       ---        $   550,000
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


Note 2.

Subsequent Events

     Subsequent to December 31, 2000, the Company issued one 10% demand note in the face amount of $40,000 to a related party. However, the Company lenders have expressed reluctance to invest significant additional funds for product development.

Item a.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


General

     During the quarter and six months ended December 31, 2000, the Company expended efforts toward the development of a product specifically for an Intelligent Traffic System Variable Message Sign application. Accordingly, the Company continued development of the fiber optic screen and has achieved significant improvement in its overall appearance and characteristics. In conjunction with these developments and other optical research, the Company was granted a patent titled Fiber Optic Display System with Enhanced Light Efficiency which allowed 64 claims.

     However, due to inadequacies with the electronic control and communication system design, the Company did not complete a fully demonstrable prototype for this application. As a result, the Company determined that it lacks adequate technical and financial resources to further develop this technology into a commercially acceptable product. Also, the Company's current group of investors have not committed to continue to fund the Company for further product development. For those reasons, the Company has currently suspended efforts toward commercializing any product.

     The Company's current focus will be to seek out a potential partner that has the technical and financial ability to continue development under the Company's current and newly issued patents. In connection with this plan and in order to reduce overhead, the Company reduced its workforce in half and implemented additional cost containment measures. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations. In the event the Company is unsuccessful in finding a partner to assist in developing its products, the Company may be forced to curtail or cease operations.

Results of Operations

     For the fiscal quarter and six months ended December 31, 2000, the Company reported net losses of ($240,654) and ($630,358), respectively, as compared to net losses of ($296,964) and ($610,757) for the same periods in 1999. During the quarter ended December, 31, 2000, the Company negotiated a settlement on a previously outstanding liability resulting in an extraordinary gain of $57,951. Without the extraordinary gain, net loss for the three months and six months ended December 31, 2000 would have been ($298,605) and ($688,309), respectively.

     The differences in net losses for the six months ended December 31, 2000 as compared to 1999 are primarily due to: 1) a decrease in general and administrative ("G&A") expenses for the quarter and six months ended December 31, 2000 of approximately 5,100 and $21,500, respectively, from amounts reported in 1999, 2) an increase in research and development ("R&D")costs for the quarter and six months ended December 31, 2000 of approximately $2,800 and $181,400, respectively, from the same periods of the prior year, 3) an increase in interest expense of approximately $3,500 for the quarter and a decrease of approximately $81,800 for the six months ended December 31, 2000 from 1999, and
4) extraordinary gain due to the extinguishment of debt of approximately $58,000 for the quarter and six months ended December 31, 2000.

     The Company reported total revenue and other income of $445 and $1,758 for the quarter and six months ended December 31, 2000 which consisted entirely of interest income. There were no sales of the Company"s products to report for either fiscal period.

     The Company reported G&A expenses of $219,188 for the six months ended December 31, 2000, compared to $240,657 for the same period in 1999. Depreciation decreased by approximately $8,100 in 2000 from 1999 due to certain assets being fully depreciated. Legal and other professional fees decreased approximately $19,700 for the six month period in 2000 from 1999 primarily due to a decrease in: 1) consulting fees in connection with market research and analysis, 2) accounting fees for the annual audit, and 3) legal fees in connection with SEC and intellectual property matters. Travel expenses decreased by approximately $7,000 for the six months ended December 31, 2000 from 1999 primarily related to the market research and analysis conducted in 1999. Employee salaries and benefits increased approximately $13,700 for the six months ended December 31, 2000 from 1999 primarily due to rising health care and the addition of certain manufacturing/R&D employees. These employees have now been reduced as a result of cost cutting measures. Other G&A expenses fluctuated slightly resulting in a net decrease of the combined remaining G&A expenses of approximately $400.

     G&A expenses for the six months ended December 31, 2000 included: 1) depreciation of approximately $8,500; 2) general office expense of approximately $52,000; 3) employee salaries and expenses of approximately $98,900; 4) travel related expenses of approximately $31,300, and 5) professional fees of approximately $28,500 (including legal fees incurred for patent work and general corporate matters, and, accounting fees in connection with the audit of the Company"s financial statements for the fiscal year ended June 30, 2000).

     Management efforts during the quarter and six months ended December 31, 2000 were directed toward the development of a product specifically for an Intelligent Traffic System Variable Message Sign application. The Company contracted with optical, electrical and mechanical engineering specialists to design and build a prototype to adequately demonstrate the commercial viability of the product. These efforts resulted in an increase in research and development expenses from $152,920 for the six months ended December 31, 1999 to $334,271 for the six months ended December 31, 2000. Due to the inadequacies in the prototype design, the Company is currently disputing approximately $81,000 in engineering consulting fees.

     Interest expense decreased from $218,401 for the six months ended December 31, 1999 to $136,608 for the six months ended December 31, 2000. This decrease is primarily due to a non-cash charge to interest expense in the six months ended December 31, 1999 of $128,950 which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company"s common stock. However, the Company believes that the conversion price determined on the dates of issuance more closely reflected the actual fair market value of the Company"s common stock on the dates of issuance. Without the charge in 1999, interest expense would have increased by $47,157 due to an increase in long term debt outstanding.


Liquidity and Capital Resources
-------------------------------

     The Auditor's Opinion Letter included in the Financial Statement Exhibits of the Company's annual report Form 10-KSB for the fiscal year ended June 30, 2000 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts toward raising capital and research and development activities.

     The Company has been totally dependent on financing from outside sources to fund operations. At December 31, 2000, the Company reported negative net worth of $3,450,634 and negative working capital of $215,876. At December 31, 2000, the Company had approximately $29,000 of current assets and approximately $245,000 of current liabilities. The Company will require additional capital for administrative expenses and maintenance of intellectual property in its efforts to seek out a strategic partner for continued product development and marketing. Management believes such a relationship is essential for the Company's continued existence. There can be no assurance that the Company will be able to find and secure a relationship with a strategic partner or obtain sufficient additional capital to continue operations. If the Company is unable to obtain capital to pay its liabilities, it's assets may be exposed to the claims of its creditors.

     The Company's activities continue to use rather than provide cash. Operating activities used approximately $495,000 for the first six months of the current fiscal year. Cash flows from financing activities for the six months ended December 31, 2000 consisted primarily of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $470,000. The notes are due October 15, 2002 and are convertible, at the option of the note holder, into shares of the Company's Common Stock. In addition, the Company issued one short term 10% demand note in the amount of $40,000 to a related party. Cash flows for the six months ended December 31, 2000 were used for ongoing product and manufacturing process development, alternative application and market analysis, operating expenses and investment in capital equipment.

     Subsequent to December 31, 2000, the Company issued an additional 10% demand note in the face amount of $40,000 to a related party. However, the Company lenders have expressed reluctance to invest significant additional funds for product development.

     During the six month period ended December 31, 1999, cash flows from financing activities consisted entirely of proceeds from the issuance of convertible, redeemable promissory notes in the aggregate amount of $190,000, due and payable October 15, 2002 and with substantially the same terms as the Company"s other convertible, redeemable promissory notes then outstanding. Proceeds from the settlement and financing activities received during the fiscal quarter ended December 31, 1999 were primarily used for ongoing research and development and operating expenses.

     The Company will continue efforts on raising additional capital through private placements or other sources. In addition, the Company will seek an alliance with a company that has the technical and financial resources to complete development of the technology into a commercially viable product. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives. If these efforts are not successful, the Company may be forced to discontinue operations.


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


                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (Registrant)



Date: February 14, 2001                                  /s/ Matthew W. Shankle
                                                         ----------------------
                                                             Matthew W. Shankle
                                                                      President
                                        (Chief Executive and Financial Officer)