Form 10QSB
period 2001-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2001-05-18
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

As of May 10, 2001, 23,774,275 shares of Common Stock, $.001 par value per share, were outstanding.

           Transitional Small Business Disclosure Format (check one):

                        YES                        NO  X
                           -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
           March 31, 2001 and June 30, 2000.................................3

          Statements of Operations (unaudited) -
           Three and nine months ended March 31, 2001 and 2000
           and for the period from March 15, 1995, inception, to
           March 31, 2001...................................................4

          Statements of Cash Flows (unaudited) -
           Three and nine months ended March 31, 2001 and 2000
           and for the period from March 15, 1995, inception, to
           March 31, 2001...................................................5

          Notes to Financial Statements (unaudited).........................7

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


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................11

Item 2.   Changes in Securities............................................11

Item 3.   Defaults on Senior Securities....................................11

Item 4.   Submission of Matters to a Vote of
           Security Holders................................................11

Item 5.   Other Information................................................11

Item 6.   Exhibits and Reports on Form 8-K.................................11

           Signatures......................................................12



                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                               (A Development Stage Company)

                                      BALANCE SHEETS
                                        (Unaudited)
                                                                March 31,      June 30,
                                                                  2001          2000
                                                              ------------   -----------
                                          ASSETS
                                          ------
CURRENT ASSETS:
   Cash                                                       $     2,506    $    18,010
   Other current assets                                            17,609          4,657
                                                              -----------    -----------
      Total current assets                                         20,115         22,667

PROPERTY AND EQUIPMENT                                            155,971        140,140
   Less:  Accumulated depreciation                               (130,106)      (117,664)
                                                              -----------    -----------
      Net Property and Equipment                                   25,865         22,476
                                                              -----------    -----------

      TOTAL ASSETS                                            $    45,980    $    45,143
                                                              ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' DEFICIT
                           -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                           $   182,599    $   143,907
   Other accrued liabilities                                        4,919         65,122
                                                              -----------    -----------
      Total current liabilities                                   187,518        209,029

CONVERTIBLE, REDEEMABLE NOTES PAYABLE TO SHAREHOLDERS           2,911,079      2,294,867
ACCRUED INTEREST ON CONVERTIBLE, REDEEMABLE NOTES
    PAYABLE TO SHAREHOLDERS                                       568,573        361,523

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
        shares authorized, 1,843,900 shares issued
        and outstanding (liquidation preference of
        $2,765,850)                                                 1,844          1,844
   Common stock, $.001 par value, 100,000,000
        shares authorized, 23,774,275 shares issued
        and outstanding                                            23,775         23,775
   Additional paid-in capital                                   4,368,770      4,368,770
   Deficit accumulated during the development
        stage                                                  (8,015,579)    (7,214,665)
                                                              -----------    -----------
      Total Shareholders' Deficit                              (3,621,190)    (2,820,276)
                                                              -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    45,980    $    45,143
                                                              ===========    ===========


                (See accompanying notes to unaudited financial statements)




                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                                     March 15, 1995
                                                                                                      (Inception)
                                            Three Months Ended            Nine Months Ended             Through
                                                 March 31,                     March 31,                March 31,
                                      ---------------------------     ----------------------------    ------------
                                          2001            2000            2001            2000            2001
                                      ------------    ------------    ------------    ------------    ------------
CONSULTING REVENUE                    $       --      $       --      $       --      $       --      $     30,200

OTHER INCOME:
  Related party interest income               --              --              --              --           162,761
  Other interest income                         49             307           1,807           1,529           7,761
  Settlement income                           --              --              --              --           175,000
  Other                                       --              --              --              --               550
                                      ------------    ------------    ------------    ------------    ------------
     Total revenue and other income             49             307           1,807           1,529         376,272

COSTS AND EXPENSES:
 General and administrative                 69,091          88,653         288,278         329,320       2,434,257
 Research and development                   29,860          81,091         364,131         234,011       3,854,584
 Impairment of intangible                     --              --              --              --           451,492
 Interest expense - related party           71,654          50,825         208,263         269,226       1,980,303
                                      ------------    ------------    ------------    ------------    ------------
     Total costs and expenses              170,605         220,569         860,672         832,557       8,720,636
                                      ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN        $   (170,556)   $   (220,262)   $   (858,865)   $   (831,028)   $ (8,344,364)
                                      ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
  EXTINGUISHMENT OF DEBT                      --              --            57,951            --           328,785
                                      ------------    ------------    ------------    ------------    ------------

NET LOSS                              $   (170,556)   $   (220,262)   $   (800,914)   $   (831,028)   $ (8,015,579)
                                      ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTIVE):
   Loss before extraordinary gain     $       (.01)   $       (.01)   $       (.03)   $       (.03)
   Extraordinary Gain                         --              --              --              --
                                      ------------    ------------    ------------    ------------
   Net loss                           $       (.01)   $       (.01)   $       (.03)   $       (.03)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   23,774,275      23,774,275      23,774,275      23,774,275
                                      ============    ============    ============    ============


                             (See accompanying notes to unaudited financial statements)

                                                          4


                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                                                         March 15,
                                                                                                           1995
                                                                                                        (Inception)
                                                 Three Months Ended            Nine Months Ended          Through
                                                      March 31,                     March 31,             March 31,
                                             --------------------------    --------------------------    -----------
                                                 2001           2000           2001           2000           2001
                                             -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $  (170,556)   $  (220,262)   $  (800,914)   $  (831,028)   $(8,015,579)
Adjustments to reconcile net loss to net
  cash used in operating activities:

 Acquired research and development expense          --             --             --             --        2,536,494
 Impairment of intangible asset                     --             --             --             --          451,492
 Depreciation and amortization                     2,319          8,921         12,442         26,542        263,448
 Stock option compensation expense                  --             --             --             --          214,125
 Interest expense related to debt discount          --              750           --          129,700      1,153,573
 Loss on disposal of assets                         --              291           --              291          5,445
 Extinguishment of debt                             --             --           57,951           --          328,785
 (Increase)decrease in:
     Inventory                                      --             --             --             --            6,048
     Other current assets                         (5,394)           (50)       (12,952)        (6,996)      (149,094)
 (Decrease) increase in:
   Interest payable to shareholders               70,498         50,075        207,050        139,526        753,777
   Accounts payable                              (11,858)        (6,671)       (19,259)           783       (499,288)
   Other accrued liabilities                      (5,618)         4,581        (60,203)         3,586       (188,375)
                                             -----------    -----------    -----------    -----------    -----------
 Net cash used in operating activities          (120,609)      (162,365)      (615,885)      (537,596)    (3,139,149)
                                             -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                --           (1,726)       (15,831)        (5,536)      (123,648)
 Proceeds from sale of assets                       --             --             --             --           17,030
 Advances to affiliates                             --             --             --             --         (932,925)
 Purchase of notes receivable and
   security interest                                --             --             --             --         (225,000)
 Cash received in acquisition                       --             --             --             --          303,812
                                             -----------    -----------    -----------    -----------    -----------
   Net cash provided by (used in)
    investing activities                            --           (1,726)       (15,831)        (5,536)      (960,731)
                                             -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                              --             --             --             --          103,127
 Proceeds from notes payable
   to shareholders                               106,212        230,000        616,212        570,000      3,699,754
 Proceeds from line-of-credit                       --             --             --             --          299,505
                                             -----------    -----------    -----------    -----------    -----------
   Net Cash provided by
       financing activities                      106,212        230,000        616,212        570,000      4,102,386
                                             -----------    -----------    -----------    -----------    -----------

Increase (decrease) in cash                      (14,397)        65,909        (15,504)        26,868          2,506
Cash & cash equivalents at
  beginning of period                             16,903         41,311         18,010         80,352           --
                                             -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end
  of period                                  $     2,506    $   107,220    $     2,506    $   107,220    $     2,506
                                             ===========    ===========    ===========    ===========    ===========


                              (See accompanying notes to unaudited financial statements)

                                                           5


                                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                                              March 15, 1995
                                                                                                                (Inception)
                                                        Three Months Ended             Nine Months Ended         Through
                                                             March 31,                     March 31,             March 31,
                                                    ---------------------------   ---------------------------   ----------
                                                        2001           2000           2001           2000          2001
                                                    ------------   ------------   ------------   ------------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                         $       --     $       --     $       --     $       --     $   26,750
                                                    ============   ============   ============   ============   ==========
   Taxes                                            $       --     $       --     $       --     $       --     $     --
                                                    ============   ============   ============   ============   ==========
Non-cash transactions
  Issuance of common stock for
  acquisition of Display Group, LLC
  and Display Optics, Ltd. and
  conversion of Convertible debt                    $       --     $       --     $       --     $       --     $2,199,026
                                                    ============   ============   ============   ============   ==========
Conversion of notes payable to
  stockholders to common stock                      $       --     $       --     $       --     $       --     $  550,000
                                                    ============   ============   ============   ============   ==========
Conversion of interest payable on
  notes to notes payable                            $      1,211   $        900   $      1,211   $        900   $   12,253
                                                    ============   ============   ============   ============   ==========
Retirement of shares in settlement                  $       --     $       --     $       --     $       --     $    1,402
                                                    ============   ============   ============   ============   ==========


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


Note 2.

Subsequent Events
-----------------

     Subsequent to March 31, 2001, the Company issued two 10% demand notes, each in the face amount of $25,000, to related parties. However, the Company lenders have expressed reluctance to invest significant additional funds for product development.

Item a.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding Advance Display Technologies, Inc.'s ("ADTI" or the "Company") need for working capital, business plan and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital, to attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2000.


General

     During the quarter and nine months ended March 31, 2001, the Company expended efforts toward the development of a product specifically for an Intelligent Traffic System Variable Message Sign application. Accordingly, the Company continued development of the fiber optic screen and has achieved significant improvement in its overall appearance and characteristics. In conjunction with these developments and other optical research, the Company was granted a patent titled Fiber Optic Display System with Enhanced Light Efficiency which allowed 64 claims.

     However, due to inadequacies with the electronic control and communication system design, the Company did not complete a fully demonstrable prototype for this application. As a result, the Company determined that it lacks adequate technical and financial resources to further develop this technology into a commercially acceptable product. Also, the Company's current group of investors have not committed to continue to fund the Company for further product development. For those reasons, the Company has suspended efforts toward commercializing any product, although the Company continues to work on development of more efficient manufacturing methods of producing its screens.

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

Results of Operations

     For the fiscal quarter and nine months ended March 31, 2001, the Company reported net losses of ($170,556) and ($800,914), respectively, as compared to net losses of ($220,262) and ($831,028) for the same periods in 2000. During the quarter ended December, 31, 2000, the Company negotiated a settlement on a previously outstanding liability resulting in an extraordinary gain of $57,951. Without the extraordinary gain, net loss for the nine months ended March 31, 2001 would have been ($858,865).

     The differences in net losses for the nine months ended March 31, 2001 as compared to 2000 are primarily due to: 1) a decrease in general and administrative ("G&A") expenses for the quarter and nine months ended March 31, 2001 of approximately $19,600 and $41,000, respectively, from amounts reported in 2000, 2) a decrease in research and development ("R&D")costs for the quarter ended March 31, 2001 of approximately $51,200 and an increase in R&D costs for the nine months ended March 31, 2001 of approximately $130,100 from the same periods of the prior year, respectively, 3) an increase in interest expense of approximately $20,800 for the quarter and a decrease of approximately $61,000 for the nine months ended March 31, 2001 from 2000, and 4) extraordinary gain due to the extinguishment of debt of approximately $58,000 for the nine months ended March 31, 2001.

     The Company reported total revenue and other income of $49 and $1,807 for the quarter and nine months ended March 31, 2001 which consisted entirely of interest income. There were no sales of the Company's products to report for either fiscal period.

     The Company reported G&A expenses of $288,278 for the nine months ended March 31, 2001, compared to $329,320 for the same period in 2000. Depreciation decreased by approximately $15,400 in 2001 from 2000 due to certain assets being fully depreciated. Legal and other professional fees decreased approximately $12,400 for the nine month period in 2001 from 2000 primarily due to a decrease in: 1) consulting fees in connection with market research and analysis, 2) accounting fees for the annual audit, and 3) legal fees in connection with SEC and intellectual property matters. Travel expenses decreased by approximately $11,100 for the nine months ended March 31, 2001 from 2000 primarily related to the market research and analysis, and prototype demonstrations conducted in the prior fiscal year. G&A employee salaries for the nine months ended March 31, 2001 decreased approximately $6,900 from 2000 due to the reduction in work force. Other employee benefits increased approximately $11,800 for the nine months ended March 31, 2001 from 2000 primarily due to rising health care and other insurance costs. Other G&A expenses fluctuated slightly resulting in a net decrease of the combined remaining G&A expenses of approximately $7,000.

     G&A expenses for the nine months ended March 31, 2001 included: 1) depreciation of approximately $9,700; 2) general office expense of approximately $73,100; 3) employee salaries and expenses of approximately $133,400; 4) travel related expenses of approximately $31,500, and 5) professional fees of approximately $40,500 (including legal fees incurred for patent work and general corporate matters, and, accounting fees in connection with the audit of the Company's financial statements for the fiscal year ended June 30, 2000).

     Management efforts during the quarter and nine months ended March 31, 2001 were directed toward the development of a product specifically for an Intelligent Traffic System Variable Message Sign application. The Company contracted with optical, electrical and mechanical engineering specialists to design and build a prototype to adequately demonstrate the commercial viability of the product. These efforts resulted in an increase in research and development expenses from $234,011 for the nine months ended March 31, 2000 to $364,131 for the nine months ended March 31, 2001. Due to the inadequacies in the prototype design, the Company is currently disputing approximately $81,000 in engineering consulting fees.

     Interest expense decreased from $269,226 for the nine months ended March 31, 2000 to $208,263 for the nine months ended March 31, 2001. This decrease is primarily due to a non-cash charge to interest expense in the nine months ended March 31, 2000 of $128,950 which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believes that the conversion price determined on the dates of issuance more closely reflected the actual fair market value of the Company's common stock on the dates of issuance. Without the charge in 2000, interest expense would have increased by $67,987 due to an increase in long term debt outstanding.


Liquidity and Capital Resources
-------------------------------

     The Auditor's Opinion Letter included in the Financial Statement Exhibits of the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts toward raising capital and research and development activities.

     The Company has been totally dependent on financing from outside sources to fund operations. At March 31, 2001, the Company reported negative net worth of $3,621,190 and negative working capital of $167,403. At March 31, 2001, the Company had approximately $20,100 of current assets and approximately $187,500 of current liabilities. Long term debt and interest payable to shareholders increased to approximately $3,500,000 at March 31, 2001 from approximately $2,700,000 at June 30, 2000.

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

     The Company's activities continue to use rather than provide cash. Operating activities used approximately $616,000 for the first nine months of the current fiscal year. Cash flows from financing activities for the nine months ended March 31, 2001 consisted primarily of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $616,212. The notes are due October 15, 2002 and are convertible, at the option of the note holder, into shares of the Company's Common Stock. Included in theses notes are $80,000 of demand notes together with accrued interest of $1,212 which were surrendered in partial payment for the convertible, redeemable promissory notes. Cash flows for the nine months ended March 31, 2001 were used for ongoing product and manufacturing process development, alternative application and market analysis, operating expenses and investment in capital equipment.

     Subsequent to March 31, 2001, the Company issued two 10% demand notes in the face amounts of $25,000 each to related parties. However, the Company lenders have expressed reluctance to invest significant additional funds for product development.

     During the nine month period ended March 31, 2000, cash flows from financing activities consisted entirely of proceeds from the issuance of convertible, redeemable promissory notes in the aggregate amount of $570,000, due and payable October 15, 2002 and with substantially the same terms as the Company's other convertible, redeemable promissory notes then outstanding. Proceeds received during the nine months ended March 31, 2000 were primarily used for ongoing research and development and operating expenses.

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


                                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                     (Registrant)



Date: May 18, 2001                          /s/  Matthew W. Shankle
                                            -----------------------
                                                 Matthew W. Shankle
                                                 President, (Chief Executive and
                                                 Financial Officer)