Form 10KSB
period 2001-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2001-10-15
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                             84-0969445
 ----------------------                               -------------------------
(State of incorporation)                             (I.R.S. Identification No.)

            7334 South Alton Way, Suite F, Englewood, Colorado 80112
                --------------------------------------        --------
               (Address of principle executive offices)      (Zip Code)

                                 (303) 267-0111
                -------------------------------------------------
               (Registrant's telephone number including area code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's reported interest and other income for the fiscal year ended June 30, 2001 was $1,841.

     The aggregate market value of the 7,019,809 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 15, 2001 was $1,123,169. As of September 15, 2001, the registrant had outstanding 23,774,275 shares of Common Stock.

                                Table of Contents



                                     Part I.                                Page


Item 1.    Business........................................................... 1
Item 2.    Description of Property............................................ 8
Item 3.    Legal Proceedings...................................................8
Item 4.    Submission of Matters to a Vote of Security Holders................ 8



                                    Part II.


Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters...............................................9
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10
Item 7.    Financial Statements and Supplementary Data........................13
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................13


                                    Part III.


Item 9.    Directors and Executive Officers of the Registrant and Compliance..14
             with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation..............................................16
Item 11.  Security Ownership of Certain Beneficial Owners
             and Management...................................................18
Item 12.  Certain Relationships and Related Transactions......................20
Item 13.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K......................................................21

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

                                     PART I

Item 1.  BUSINESS

Introduction
------------

     Advance Display Technologies, Inc. ("ADTI" or the "Company@) is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems.

     ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. ADTI has not received material revenues from the sale of its products, as its activities since inception have been primarily focused on research and development of its core technologies, manufacturing processes, and raising operating capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the electronic bulletin board under the symbol ADTI@. Trading in the Company's stock is extremely limited.

Product and Technologies
------------------------

     Since inception, ADTI has developed large screen fiber optic displays (the "Screen") and their associated manufacturing processes for various industries and applications. The Screen may utilize a variety of projection light sources which project images into the Screen's matrix bundle of collated optical fibers (the "Input Matrix") which in turn, transmit, magnify, and display the correlative images onto the viewable face (the "Output Matrix") of the Screen. The Screen is essentially a high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.

     The electrical and mechanical components of the Screen are limited to projection light source technologies either developed by the Company or acquired from commercial sources. The Screen's fiber optic assembly module, and its viewable surface, are assembled from durable plastic and metal components exhibiting excellent high impact resistance and ageing characteristics. Therefore, the Screen's serviceable life is increased by virtually limiting maintenance requirements to a particular projection system. This unique design feature also enables the Screen to be field "upgraded" at a future date by simply replacing the projection system.

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

ADTI Screen technologies incorporate design features displaying the following:

High Resolution - The Screen's resolution is determined by the space between fibers, by adding or subtracting a number of fibers or by using fibers of various diameters to obtain a specific resolution. The Screens current display resolutions may range from approximately 8,000 to 130,000 pixels per square meter with a theoretical limit of approximately 1,000,000 pixels per square meter utilizing a new proprietary manufacturing process method currently under development.

Resolution defined -- The total number of picture elements ("pixels") comprising an image.

Accurate Chromaticity -- The Screens are passive image transfer devices constructed of low attenuation fiber optic strands which transmit light with minimal loss and distortion of the originally projected images. The Screen's chromaticity is dependent mostly on the quality of projection light source employed.

Chromaticity defined -- The quality of color reproduction according to international standards.

High Contrast Ratio -- The Screen surface or Output Matrix is flat black which absorbs a majority of the ambient light, thereby increasing the contrast ratio.

Contrast ratio defined -- The measurable photometric intensity difference between illuminated and non-illuminated areas of a display screen.

Excellent Conspicuousness -- The Screen's fiber optic medium possesses some unique optical qualities in conveying an image to the human eye. The Screen's conspicuousness is enhanced by the polar distribution of light when exiting the fiber optic strands and by the aperture ratio.

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

Current Developments
--------------------

     The Company's efforts during the fiscal year ended June 30, 2001 were directed toward raising additional capital for operations with a major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry. In part these efforts resulted in the Company being granted a United States patent titled "Fiber Optic Display System with Enhanced Light Efficiency", allowing a total of 64 claims. Also during this period and through subsequent efforts, the Company continues to develop and implement several new manufacturing processes which have resulted in what Management believes to be cost effective proprietary methods of producing high quality fiber optic display Screens for a multitude of industries and applications.

     Also, during this time period the Company experienced product development setbacks. This resulted in Management's decision to best utilize available financial resources through downsizing staffing requirements by narrowing the strategic focus of product and manufacturing process developments. This resulted in focusing on the continued creation and enhancement of intellectual property assets and the suspension of the Company's direct efforts at commercialization of products and commencement of manufacturing operations.

     According to Stanford Resources, the leading large display screen market research firm, the worldwide market demand for Large Screen Display products is increasing at an unprecedented pace. Management now believes current markets for the rapid dissemination of visual information are creating a multitude of market opportunities for the Company's unique product technologies including market growth in the display of public information, intelligent traffic information, video merchandising, video billboard advertising, large venue video entertainment and large home theater systems.

     Based on current conditions of world financial markets and the overall business climates, Management currently believes the commercialization of the Company's products and manufacturing methods will be best executed by an industry incumbent with established market channels and complete manufacturing capabilities. Therefore, the Company has recently secured the services of the investment banking firm of Tucker Anthony Sutro Capital Markets (TASCM) to act as the exclusive financial advisor in support of the Company's efforts to maximize investor value in the public entity by licensing, partnering, or selling the Company's patent portfolio, proprietary intellectual property and other Company assets or completing a merger or acquisition with another entity.

     In part, the relationship with TASCM has recently been undertaken to assist the Company in establishing strong business relationships through the alignment of its intellectual property assets with incumbent companies of five primary industries: Intelligent Traffic System Variable Message Signs, Public Information Displays, Large Venue Video Displays, Advanced Advertising Displays and Large Home Theater Displays. The Company's product and manufacturing process, research, development and intellectual property capture activities continue to focus upon technological and mechanical developments that attempt to meet the current and future requirements of these industries. With the assistance of TASCM, the Company intends to engage in a careful selection process of these industry incumbent company's inclusive of their specific product needs and market strategies because Management recognizes that the Company's technologies, market value, and overall growth prospects, will be closely aligned with one or several of the incumbents currently serving the target industries.

     Management believes that, in the past, difficulties experienced in generating sales of its Screen systems for the large display markets were due, in part, to inadequacies and cost inefficiencies of the former manufacturing processes, projection systems, and certain deficiencies relating to the design of the Screen. Management now believes, based upon its internal research and published research reports, that recent cost performance improvements, of commercially available video projection systems provide a cost effective video projection solution for the Screen.

     Approximately $393,000 was spent on research and development by the Company during the fiscal year ended June 30, 2001. Although the Company did experience some product development setbacks during this period, relating to specific inadequacies of the electronic control and communication system design for the VMS product, the Company has subsequently completed and successfully demonstrated a working prototype of its Variable Message Sign (VMS) for Intelligent Traffic Systems (ITS) to prospective licensors, partners or buyers of the Company's intellectual property assets.

     During this period, the Company also hired an international ITS consultant and attended ITS trade shows in order to conduct competitive product analysis and discuss possible business relationships with the incumbent VMS manufacturers. During one of these trade shows the Company privately demonstrated its VMS product prototype in order to exhibit its optical characteristics and receive critical feedback from the twenty invited attendees. The members of this group represented a good cross section of the VMS - ITS industry including VMS manufacturers, government regulators, international ITS standards committee members and several ITS consultants.

     Also during the fiscal year ended June 30, 2001, the Company successfully completed development of one new proprietary manufacturing process which resulted in the assembly of multiple, defect free, fiber optic modules for use in the VMS prototype Screens. Subsequent to this period, the Company has developed and is currently refining a second proprietary manufacturing process which Management believes to be a technical solution for the cost efficient manufacturer of fiber optic displays for a multitude of markets and applications.

     If the Company is unable to successfully demonstrate prototypes, develop or purchase suitable image projection systems, develop cost efficient manufacturing technologies, or develop automated assembly process technologies to a degree sufficient enough to engage prospective licensors, partners or buyers of the Company's intellectual property assets, the ability of the Company to raise additional capital to continue operations will be significantly hindered and the Company may be forced to discontinue operations.

Manufacturing
-------------

     Manufacturing has not been material to the Company's operations to date. However, the Company continues to aggressively develop and apply intellectual property protection measures for newly created processes of manufacture and assembly. The Company also continues to service and maintain its current patents to the degree Management believes may be necessary in order protect their residual strategic and economic value.

     The Company continues to execute upon its assembly automation development program to create new process methods for manufacturing fiber optic displays and Management believes this program has produced greater efficiencies in manufacturing process assembly and much higher quality Screen products than have been achieved in the past. Management also believes these efforts have resulted in the creation of substantial intellectual property asset value.

     During the fiscal year ended June 30, 2001, the Company successfully designed, implemented and demonstrated one new proprietary manufacturing process which resulted in the assembly of multiple, defect free, fiber optic modules for use in the VMS prototype Screens. Subsequent to this period, the Company has developed and is currently refining a second proprietary manufacturing process which Management believes to be a technical solution for the cost efficient manufacturer of fiber optic displays for a multitude of markets and applications. The recent advances in manufacturing process methods created through the Company's assembly automation development program have recently undergone the process of intellectual property capture and are currently undergoing the process of patent application.

Raw Materials
-------------

     Procurement of raw materials has not been a significant factor in the Company's operations due to the early stages of manufacturing process development in which the Company is currently engaged. Raw materials required to produce the Screen consist primarily of optical fibers, common plastics and metal materials. The Company currently obtains its optical fibers from Mitsubishi Rayon of Japan. The Company is aware of two additional plastic fiber optic suppliers with comparable quality and competitive pricing. Although the Company currently utilizes plastic optical fiber in its Screen designs and manufacturing methods, Management believes the utilization of glass type optical fiber are fully supported by the new manufacturing process methods currently under development.

Competition
-----------

     Management believes the Company's Screen technologies target three markets under-served by competing technologies such as Fiber Optic - Bulb Matrix -
Light Emitting Diode (LED) - Plasma Panels - and various Projection Technologies. These three markets include: 1) Large Screen Video Displays for large venue presentations, advertisement, merchandising, and home theater; 2) Variable Message Signs for Intelligent Transportation Systems capable of displaying international road sign pictograms, text, kanji characters and Arabic script; 3) Advanced Outdoor Advertising System Displays for displaying logo pictograms, advertisement, brand recognition and public information.

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

     Bulb Matrix or CRT Systems: Several companies, including Sony, Panasonic, Toshiba, and Mitsubishi, manufacture large video screens which are based on light bulb, cathode luminescent or CRT technology. These systems are competitive with the Screen in certain applications and formerly represented a significant portion of the new large screen market. However, these systems are currently being supplanted in the market by Light Emitting Diode (LED) systems. In the opinion of management, the drawbacks of such systems in comparison with the Screen are lower resolution, higher maintenance costs, higher consumption of electricity and higher purchase price.

     LED Systems: Full color LED matrix displays represent a major competitive challenge for the Screen. Although the Screen has some unique advantages over LED technology, the LED displays are being marketed by over 108 separate companies including some major electronics manufacturers such as Sony, Mitsubishi, Panasonic, Toshiba and Philips.

     Videowalls: Videowalls are assembled using modular rear screen projection systems coupled together in rows and columns. Videowalls are mainly used for sports events, concerts, trade shows, conventions and other special events for information and amusement. In the opinion of management, the drawbacks of such systems in comparison with the Screen include a limited viewing angle, visible seams, non-uniform color and brightness, lack of contrast ratio and lack of necessary brightness for high ambient light indoor environments.

     Plasma Panels: Plasma panels are very similar to the flat panel displays used in current PC displays but are generally sold in 42 inch and 60 inch diagonal configurations for the home theater markets and advertising display markets. The two main companies offering plasma panels to the large screen display industry are Philips and Fujitsu. However, management believes these products are limited by manufacturing technologies in overall size, continue to carry a very high cost per square meter, tend to have very low contrast ratios and limited brightness.

     Projection Systems: Front and rear screen projection systems are currently useful only in controlled ambient light environments. In the opinion of management, the drawbacks of such systems in comparison with the Screen, include limited viewing angle, low contrast ratio and a need for a long throw distance. However, these projection systems still represent a majority of the market in certain large venue video and graphic display market segments, in part, consisting of conference rooms, schools, sports bars and casinos.

     In summary, the Company's proprietary technologies are subject to active competition from various companies in the large screen display industry. Most of these companies have substantially greater financial resources, human resources and production capabilities than those of the Company and also possess more well-established product brand names in these markets. Therefore, Management currently believes the successful marketing and commercialization of the Company's proprietary technologies will be best executed by an industry incumbent with established market channels and complete manufacturing capabilities.

Proprietary Rights
------------------

     Currently, the Company is engaged in an aggressive intellectual property development program to capture the intrinsic value which management believes is being created through the ongoing research and development of new products and methods of manufacture for its Screen technologies. The Company's Screen systems are based on proprietary fiber optic display and optical image projection technologies either developed or acquired by the Company, covering its technology, products, components, methods of manufacture and assembly processes.

     The first patent for the Screen and method of manufacture was filed in February 1984 and issued in March 1987. The Company was subsequently granted or assigned five additional patents covering the product design and method of manufacture for the Screen. One of the additional patents which was considered by management to be nonessential to the Company's intellectual property position has expired.

     In the fiscal year ended June 30, 1999, the Company was issued an additional patent by the U.S. Patent and Trademark Office (USPTO) titled "Optical Fiber Light Transfer Apparatus" which reflected improvements to the Company's design and method of manufacture strategy.

     In the fiscal year ended June 30, 2000, the Company continued to develop new intellectual property reflecting new product designs and methods of manufacture for the Screens. Based on these developments, the Company did not expect to generate significant future revenues from the use of intellectual property contained in patents issued prior to June 30, 1999 and has accordingly, written off capitalized costs associated with these patents. However, the Company will continue to aggressively develop and apply intellectual property protection measures for newly created Screen designs, processes of manufacture and assembly methods.

     In the fiscal year ended June 30, 2001, the Company continued to pursue the development of the large screen video display market through substantial improvements in the Screen's overall design and manufacturing technologies. The Company placed major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry. In part these efforts resulted in the Company being granted a United States patent titled "Fiber Optic Display System with Enhanced Light Efficiency" allowing a total of 64 claims.

     Also during the fiscal year ended June 30, 2001, the Company successfully completed development of one new proprietary manufacturing process which resulted in the assembly of multiple, defect free, fiber optic modules for use in the VMS prototype Screens. Subsequent to this period, the Company has developed and is currently refining a second proprietary manufacturing process which Management believes to be a technical solution for the cost efficient manufacture of fiber optic displays for a multitude of markets and applications.

     The Company's current patents and intellectual property, mentioned above, will continue to be serviced and maintained to the degree Management believes may be necessary in order to protect their residual strategic and economic value. Furthermore, the Company intends to continue to protect its intellectual property through issued patents, trade secrets, patents pending and continuing to file for new patents on proprietary developments as appropriate. The Company believes intellectual property to be material to its business objectives and seeks to protect, develop and maintain its technology for the design and manufacture of Screens in the strictest confidence.

Employees
---------

     As of September 28, 2001, the Company employed three full-time employees who directed research and development efforts and conducted administrative functions. The Company also employs additional staff as technological development or intellectual property creation requirements dictate and working capital permits. The Company also retains various consultants on a contract basis as needed for management, financial, engineering, legal and accounting services.


Item 2.  DESCRIPTION OF PROPERTY

     The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,058 per month plus operating expenses of $497 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company leases the facility pursuant to a three-year lease expiring May 31, 2002. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for business, product and process development.


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

Fiscal Quarter Ended                       High                   Low
                                           ----                   ---
      2000
September 30, 1999                       $0.0600                $0.0500
December 31, 1999                          .0625                  .0600
March 31, 2000                             .3125                  .0600
June 30, 2000                              .2500                  .1875


      2001
September 30, 2000                       $0.2000                $0.1500
December 31, 2000                          .2188                  .1100
March 31, 2001                             .1100                  .0938
June 30, 2001                              .2000                  .0700



     As of September 28, 2001 there were approximately 1,744 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.


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


Results of Operations
----------------------

     During the fiscal year ended June 30, 2001, the Company suspended efforts to further commercialize its products due to various product development setbacks. Management currently believes the commercialization of the Company's products will be best executed by an industry incumbent with established market channels and complete manufacturing capabilities. Therefore, the Company has recently hired the firm of Tucker Anthony Sutro Capital Markets (TASCM) to act as a financial advisor in support of the Company's efforts to maximize shareholder value by licensing, partnering, selling the Company's patent portfolio and other intellectual property assets or completing a merger or acquisition with another entity.

     For the fiscal year ended June 30, 2001, the Company reported a net loss of ($974,468), or ($.04) per share, compared to a net loss of ($916,368), or ($.04)
per share, for fiscal 2000. Net losses before extraordinary gains were ($1,032,419), or ($.04) per share and ($1,187,202), or ($.05) per share, for the fiscal years ended June 30, 2001 and 2000, respectively. The decrease in net loss before extraordinary gains for the fiscal year ended June 30, 2001 from 2000 is primarily due to: 1) a decrease in general and administrative (G&A) expenses of approximately $75,000; 2) a decrease in research and development (R&D) expenses of approximately $26,000, and 3) a decrease in interest expense of approximately $55,000. The decrease in extraordinary gain from approximately $271,000 in 2000 to approximately $58,000 in 2001 resulted in an increase in net loss for the fiscal year ended June 30, 2001 from 2000 of approximately $58,000. The extraordinary gain for both years was due to the extinguishment of certain payables and accruals previously carried on the Company's books totaling $57,951 and $270,834 during the fiscal years ended June 30, 2001 and 2000, respectively (See Note 9., under Notes to Financial Statements).

     There was no revenue reported from the sale of the Company's product for either fiscal year. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations. The Company reported interest income of $1,841 and $2,363 for the fiscal years ended June 30, 2001 and 2000, respectively.

     The Company reported G&A expenses of $358,730 and $433,612 for the fiscal years ended June 30, 2001 and 2000, respectively. Depreciation decreased in 2001 by approximately $20,500 due to certain assets being fully depreciated. Professional fees decreased by approximately $20,400 for the fiscal year ended June 30, 2001 from 2000 primarily due to a decrease in legal fees for patent and SEC reporting related activities. In January 2001, the Company reduced its staff which resulted in a net decrease in salaries and employment taxes of approximately $19,400. Employee benefits increased approximately $12,800 primarily due to rising health care costs. Travel and related expenses decreased by approximately $23,500 for the fiscal year ended June 30, 2001 from June 30, 2000. Other G&A expenses fluctuated slightly resulting in a net decrease of the combined remaining G&A expenses of approximately $3,900.

     Research and development costs decreased from $418,307 for the year ended June 30, 2000 to $392,669 for the year ended June 30, 2001. This decrease of approximately $25,600 is primarily due to management's decision during fiscal year-end 2001 to suspend further commercialization efforts of the product and concentrate on continued development of the Screen and manufacturing processes while efforts are undertaken to license, partner or sell the Company's patent portfolio, proprietary intellectual property and other Company assets.

     Interest expense decreased from $337,646 for 2000 to $282,861 for 2001 primarily due to imputed interest, a non-cash expense recorded in fiscal 2000, which related to immediately convertible debt that was issued at a conversion price below the quoted price of the Company's common stock. However, the Company believed that the conversion price of those instruments more closely reflected the actual fair market value of the Company's common stock on the dates of issuance.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At June 30, 2001, the Company reported negative net worth of $3,794,744 and negative working capital of $907,428. The Company will continue to require additional capital for administrative expenses, continued development of the Screen, capture of intellectual property, further development of manufacturing processes and business development efforts currently being explored on behalf of the Company by TASCM. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) develop additional intellectual property for products and manufacturing processes; (2) successfully license, partner, or sell the Company's patent portfolio and other intellectual property assets to an industry incumbent; (3) obtain additional sources of funding through outside sources; and
(4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its intellectual property creation goals, obtain sufficient additional capital or successfully license, partner, or sell the Company's patent portfolio and other intellectual property assets on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal year ended June 30, 2001 consisted of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $616,212 and 10% demand notes to shareholders totaling $70,000. All of these advances come from related parties. Cash flows from financing activities for the fiscal year ended June 30, 2000 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $720,900. Substantially all of this financing was used for operations during each fiscal year. The 10% convertible, redeemable promissory notes are due October 15, 2002 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at rates ranging from $.05 to $0.30 per share. These notes are unsecured. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows for the years ended June 30, 2001 and 2000 were used for ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

     At June 30, 2001, the Company reported current assets of $11,284 and a working capital deficit. Current liabilities exceeded current assets by $907,428. At June 30, 2001, current liabilities consisted of $70,000 of demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans, 2) interest on the outstanding convertible, redeemable promissory notes, 3) product design and development, and
4) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $643,000. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of common stock. In addition, management intends to negotiate settlement on approximately $67,385 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

     Subsequent to the fiscal year ended June 30, 2001, the Company sold an aggregate of $136,000 of additional 10% demand notes. Management believes the current core investors will continue to fund the Company's operations through the second quarter of fiscal year-end 2002.

     The Company will continue efforts on raising additional capital through private placements or other sources. In addition, the Company will seek to maximize shareholder value in the public entity by licensing, partnering or selling the Company's patent portfolio, proprietary intellectual property and other Company assets or by pursuing a merger or acquisition. Any merger or acquisition may be undertaken with an entity within or outside the large screen display industry. There can be no assurances that management will be able to acquire the capital needed or be successful in achieving these objectives. If these efforts are not successful, the Company may be forced to discontinue operations.


Item 7.  FINANCIAL STATEMENTS

     See indexes to financial statements on page F-1.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of September 28, 2001:

Directors and Officers          Age          Position with ADTI
----------------------          ---          ------------------

Gene W. Schneider               75           Chairman of the Board and Director

Matthew W. Shankle*             41           President and Director

David J. Babiarz, Esq.          46           Assistant Secretary

Lawrence F. DeGeorge            57           Director

Mark L. Schneider**             46           Director


* Matthew W. Shankle is the son-in-law of Gene W. Schneider and the brother-in-law of Mark L. Schneider.

** Mark L. Schneider is the son of Gene W. Schneider and the brother-in-law of Matthew W. Shankle.

Business Experience for Executive Officers and Directors:
---------------------------------------------------------

     Gene W. Schneider -Mr. Schneider was appointed a Director effective September 16, 1997 and as Chairman of the Board of Directors on October 3, 1997. Since 1989, Gene W. Schneider has served as Chairman and/or Chief Executive Officer of UnitedGlobalCom, Inc. ("UGC"), a NASDAQ listed Company that provides multichannel television services in Europe, Asia/Pacific, and South America. Prior to that, Mr. Schneider was a Director and Officer of United Cable Television Corporation, a NYSE company, and its predecessors since inception. United Cable merged with several entities including United Artists Communications to form United Artists Entertainment Company ("UAEC"), a publicly-traded company, where Mr. Schneider was Chairman until 1991, when UAEC merged with Tele-Communications, Inc. Mr. Schneider is currently on the board of five private corporations in addition to being on the board of UGC.

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

     David J. Babiarz, Esq. - Mr. Babiarz was appointed Assistant Secretary on October 3, 1997. He has been President and Director of the law firm of Overton, Babiarz & Associates, P.C. (OB&A) of Greenwood Village, CO since 1994. Mr. Babiarz practices in the areas of corporate and securities law.

     Lawrence F. DeGeorge - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991, Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Mr. DeGeorge served as a director of UGC from June 1997 until 1999. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services.

     Mark L. Schneider - Mr. Schneider was appointed a Director effective September 16, 1997. Mr. Schneider is currently a member of the Office of the Chairman of UGC. He is one of UGC's original Founders and has been a Director of UGC since its inception. From 1989 to December, 1996, Mr. Schneider served as President or a consultant to UGC. Prior to 1989, Mr. Schneider was a Vice President of Corporate Development of United Cable Television Corporation in international and domestic acquisitions. Mr. Schneider also held numerous positions as legislative counsel in Washington, D.C.



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


Item 10.  EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth the compensation paid, or to be paid, by the Company for services rendered during the fiscal year ended June 30, 2001 to (a) the Chief Executive Officer of the Company, and (b) each of the four most highly compensated executive officers who served as executive officers at the end of the fiscal year and whose total annual salary and bonus exceeded $100,000.

                              SUMMARY COMPENSATION

                         Year Ended                       Other Annual
      Name                June 30,      Salary    Bonus   Compensation   Total
----------------------   -----------   --------   -----   ------------  --------

Matthew W. Shankle(1)       2001      $  83,827    -0-        -0-       $ 83,827
President, Former           2000      $  75,808    -0-        -0-       $ 75,808
Vice President              1999      $  73,000    -0-        -0-       $ 73,000


(1)  Mr. Shankle was appointed President effective September 14, 1998. From
     October 3, 1997 until his* appointment as President, Mr. Shankle served as Vice President. Prior to his appointment as Vice President, he received approximately $35,343 in consulting fees for marketing, research and development.

                                       16


                      Aggregated Option/SAR Values at June 30, 2000

                              Number of                                      Value of
                              Securities                                    Unexercised
                              underlying                   Options/SARs    in-the-money
                              Unexercised    Options/SARs     Not          options/SARs
       Name                   Options/SARs   Exercisable   Exercisable      ($)    (1)
--------------------------    ------------   ------------  ------------    -------------
Matthew W. Shankle (2)          500,000       427,083         72,917        $     -0-


(1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2001 of $.15.

(2) One quarter of these options vest each year (annually for the first year and then on a monthly basis) during which the individual remains employed by the Company, for four years. As of September 15, 2001, 447,917 of these options were vested.

Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 2001, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.


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

     As of June 30, 2001, there were 500,000 options outstanding under this plan at an exercise price of $.1615 per share. Of these options, 427,083 options were exercisable at June 30, 2001 and all of these options expire in 2008.

     This plan has not been approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are non-qualified options under the Internal Revenue Code.

                                       17



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 15, 2001, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information regarding certain beneficial ownership was derived from
Schedule 13D, as amended, received by ADTI from the reporting persons pursuant to requirements of the Securities and Exchange Commission. As of September 15, 2001, the Company had outstanding 23,774,275 shares of Common Stock. The voting securities of the Company consist of i) Common Stock which is entitled to one vote per share; and, ii) Series C Preferred Stock which has no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote with respect to those matters on which holders of Series C Preferred Stock are alone entitled to vote, except as provided by law.
Unless otherwise stated, all shares are owned directly by the reporting person.
In calculating each individual's percent of class, consideration is given only to the number of shares that would be outstanding if such individual, exclusively, converted all of the derivative securities beneficially owned by that individual to Common Stock of the Company.

                                                     Amount and                                   Amount and
                                                       nature of                                  nature of
Name and address of                 Title of         Beneficial        Percent       Title of     Beneficial        Percent
  Beneficial owners                   Class          Ownership         of Class        Class      Ownership         of Class
-------------------                 --------         ---------         --------      --------     ---------         --------
David J. Babiarz, Esq. (1)           Common                   0          .00%        Series C             0           .00%
7720 E. Belleview Ave.               $.001 Par                                       Preferred
Suite 200                                                                           "Preferred"
Englewood, CO 80223

William W. Becker                    Common           1,873,369         7.88%       Preferred       197,278         10.70%
Box 143                              $.001 Par
Grand Cayman Island
British West Indies

Lawrence F. DeGeorge (1)             Common (2)      14,309,000        42.21%       Preferred             0           .00%
140 Intracoastal Pointe Drive       $.001 Par
Suite 410
Jupiter, Florida 33477

Bruce H. Etkin                       Common(3)        3,699,196        15.27%       Preferred       341,978         18.55%
1512 Larimer St., No. 325            $.001 Par
Denver, CO 80202

G. Schneider Holdings, Co.           Common           4,941,959        20.79%       Preferred       520,420         28.22%
4643 S. Ulster, Suite 1300           $.001 Par
Denver, CO 80237

Gene W. Schneider (1)                Common (4)      14,902,669        44.18%       Preferred (4)   520,420         28.22%
4643 S. Ulster, Suite 1300           $.001 Par       Direct and
Denver, CO 80237                                     Indirect


                                                            18



                                                     Amount and                                   Amount and
                                                     nature of                                    nature of
Name and address of                 Title of         Beneficial        Percent       Title of     Beneficial        Percent
  Beneficial owners                   Class          Ownership         of Class       Class       Ownership         of Class
-------------------                 --------         ---------         --------      --------     ---------         --------
Louise H. Schneider                  Common (5)       4,941,959        20.79%       Preferred (5)    520,420         28.22%
4643 S. Ulster, Suite 1300           $.001 Par        Indirect
Denver, CO 80237

Mark L. Schneider (1)                Common (6)      13,104,521        44.53%       Preferred (6)    784,652         42.55%
4643 S. Ulster, Suite 1300           $.001 Par       Direct and
Denver, CO 80237                                     Indirect

Carla G. Shankle                     Common (7)       4,941,959        20.79%       Preferred (7)    520,420         28.22%
7334 South Alton Way                 $.001 Par
Building 14, Suite F
Englewood, CO 80112

Matthew W. Shankle (1)               Common (8)         447,917         1.85%       Preferred              0           .00%
7334 South Alton Way                 $.001 Par
Building 14, Suite F
Englewood,  CO 80112

Tina M. Wildes                       Common (9)        4,941,959       20.79%       Preferred (9)    520,420         28.22%
4643 S. Ulster, Suite 1300           $.001 Par        Direct and
Denver, CO 80237                                      Indirect

All current officers and             Common (10)      37,822,149       75.70%       Preferred (11)   784,652         42.55%
directors as a group                 Direct and
                                     Indirect

     (1)  Officer or director.

     (2) Includes 10,126,491 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $.30 per share until October 15, 2002 unless the notes are called sooner by the Company.

     (3) Includes 451,740 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at $.1615 per share until October 15, 2002 unless the notes are called sooner by the Company.

     (4) Includes 9,960,710 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the notes are called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the
          Executive Committee.

     (5)  Includes 4,941,959 shares of Common Stock and 520,420 shares of Series
          C Preferred Stock owned by G. Schneider Holdings Co. of which Louise
          H. Schneider serves on the Executive Committee.

     (6) Includes 5,653,389 shares underlying convertible promissory notes owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the executive committee.

                                       19

     (7) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

     (8) Includes 447,917 options to purchase Common Stock at $0.1615 per share, which expire in 2008.

     (9) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

     (10) Includes 25,740,590 shares underlying convertible promissory notes. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes options to purchase 447,917 shares of Common Stock that are currently exercisable at $.1615 per share and which expire in 2008. Also includes 4,941,959 shares owned by G. Schneider Holdings Co.

     (11) Includes 520,420 shares of Preferred Stock owned by G. Schneider Holdings Co.


Changes in Control
------------------

     The Company knows of no arrangement or events, the occurrence of which may result in a change in control.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gene W. Schneider, Mark L. Schneider, Lawrence F. DeGeorge and Matthew W. Shankle are Directors of ADTI.

     As of September 15, 2001, Messrs. Gene Schneider, Larry DeGeorge and Mark Schneider have loaned $1,144,353, $1,207,030 and $476,710, respectively, including certain accrued interest, for which they received 10% convertible, redeemable promissory notes of the Company with conversion rates from $.05 to $.30. In addition, subsequent to June 30, 2001, Messrs. Gene Schneider and Larry DeGeorge have loaned $75,000 and 131,000, respectively, for which they received 10% demand notes. Interest expense associated with notes to directors was $274,750 and $327,616 for the fiscal years ended June 30, 2001 and 2000, respectively. For 2000, interest expense includes $139,640 imputed interest which relates to immediately convertible debt that was issued at a conversion price below the quoted market price of the Company's common stock. As of September 30, 2001, $687,756 of interest expense had accrued on these notes.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.

     At June 30, 2001, the Company had payables totaling $125,628 due to entities with which officers or directors are affiliated.


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

4.2 (Reference is made to Exhibit Nos. 3.1, 3.2, 3.3 and 4.1 above).

*4.3 Form of Series E 10% Convertible, Redeemable Promissory Note.

*4.4 Warrant For the Purchase of Shares of Common Stock issued to Tucker Anthony Sutro Capital Markets, Inc.

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

*    Filed with this report.

Reports on Form 8-K.
--------------------

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle                                   Date: October 5, 2001
----------------------                                   ---------------------
By: Matthew W. Shankle
    President
    (Chief Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gene W. Schneider                                    Date: October 5, 2001
---------------------                                    ---------------------
By: Gene W. Schneider
    Chairman of the Board and Director


/s/ Lawrence F. DeGeorge                                 Date: October 5, 2001
------------------------                                 ---------------------
By: Lawrence F. DeGeorge
    Director

/s/ Mark L. Schneider                                    Date: October 5, 2001
---------------------                                    ---------------------
By: Mark L. Schneider
    Director

/s/ Matthew W. Shankle                                   Date: October 5, 2001
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

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Report................................................ F-2

Balance Sheet - June 30, 2001 .............................................. F-3

Statements of Operations - For the Years Ended June 30, 2001 and
         2000, and Cumulative from Inception (March 15, 1995)
         through June 30, 2001 ............................................. F-4

Statement of Changes in Stockholders' Equity (Deficit) - For the
         Period from Inception (March 15, 1995) through June 30, 2001....... F-5

Statements of Cash Flows - For the Years Ended June 30, 2001 and
         2000, and Cumulative from Inception (March 15, 1995)
         through June 30 2001 .............................................. F-6

Notes to the Financial Statements........................................... F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the balance sheet of Advance Display Technologies, Inc. as of June 30, 2001 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000 and for the period from inception (March 15, 1995) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and for the period from inception (March 15, 1995) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
August 23, 2001



                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                               $     6,627
    Other current assets                                                     4,657
                                                                       -----------
         Total current assets                                               11,284

PROPERTY AND EQUIPMENT, net                                                 23,763
                                                                       -----------

TOTAL ASSETS                                                           $    35,047
                                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
    Accounts payable:
         Trade                                                         $    56,659
         Related Party                                                     125,628
    Current portion of notes payable - related party                        70,000
    Accrued interest payable - related parties                             643,172
    Other accrued liabilities                                               23,253
                                                                       -----------
         Total current liabilities                                         918,712

CONVERTIBLE NOTES PAYABLE - RELATED PARTIES                              2,911,079

COMMITMENT AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 100,000,000 shares authorized,
         1,843,900 shares issued and outstanding (liquidation
         preference of $2,765,850)                                           1,844
    Common Stock, $.001 par value, 100,000,000 shares authorized,
         23,774,275 shares issued and outstanding                           23,775
    Additional paid-in capital                                           4,443,770
    Deferred merger costs                                                  (75,000)
    Deficit accumulated during the development stage                    (8,189,133)
                                                                       -----------
         Total stockholders' deficit                                    (3,794,744)
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    35,047
                                                                       ===========


              See accompanying notes to these financial statements.



                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS


                                                                                   CUMULATIVE
                                                                                      FROM
                                                                                   INCEPTION
                                                      FOR THE YEARS ENDED       (MARCH 15, 1995)
                                                            JUNE 30,                THROUGH
                                                  ----------------------------      JUNE 30,
                                                      2001            2000            2001
                                                  ------------    ------------    ------------

CONSULTING REVENUE                                $       --      $       --      $     30,200

OTHER INCOME:
    Related party interest income                         --              --           162,761
    Other interest income                                1,841           2,363           7,795
    Settlement income                                     --              --           175,000
    Other                                                 --              --               550
                                                  ------------    ------------    ------------
         Total revenue and other income                  1,841           2,363         376,306

COSTS AND EXPENSES:
    General and administrative                         358,730         433,612       2,504,709
    Research and development                           392,669         418,307       3,883,122
    Impairment of intangible assets                       --              --           451,492
    Interest expense - related party                   282,861         337,646       2,054,901
                                                  ------------    ------------    ------------
         Total costs and expenses                    1,034,260       1,189,565       8,894,224
                                                  ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                      (1,032,419)     (1,187,202)     (8,517,918)

EXTRAORDINARY GAIN DUE TO FORGIVENESS OF DEBT           57,951         270,834         328,785
                                                  ------------    ------------    ------------

NET LOSS                                          $   (974,468)   $   (916,368)   $ (8,189,133)
                                                  ============    ============    ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTIVE):
         Loss before extraordinary gain           $       (.04)   $      (0.05)
         Extraordinary gain                               --              0.01
                                                  ------------    ------------
         Net loss                                 $       (.04)   $      (0.04)
                                                  ============    ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                     23,774,275      23,774,275
                                                  ============    ============


                      See accompanying notes to these financial statements.



                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                    (A Development Stage Company)

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 2001



                                                      PREFERRED STOCK               COMMON STOCK
                                                 -------------------------   --------------------------
                                                    SHARES       AMOUNT        SHARES          AMOUNT
                                                 -----------   -----------   -----------    -----------

BALANCE, March 15, 1995 (Inception)                     --     $      --            --      $      --
    Capital contributions                               --            --         697,095            697
    Net loss                                            --            --            --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 1995                                  --            --         697,095            697
    Capital contributions                               --            --          87,141             87
    Net loss                                            --            --            --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 1996                                  --            --         784,236            784
    Conversion of debt to common stock and
         issuance of preferred stock pursuant
         to acquisition of Display Group, LLC
         and Display Optics, Ltd.                  1,843,900         1,844    20,559,687         20,560
    Net loss                                            --            --            --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 1997                             1,843,900         1,844    21,343,923         21,344
    Debt convertible at below market                    --            --            --             --
    Conversion of debt to common stock                  --            --       4,182,509          4,183
    Retirement of shares in settlement                  --            --        (350,000)          (350)
    Employee stock options issued for services          --            --            --             --
    Net loss                                            --            --            --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 1998                             1,843,900         1,844    25,176,432         25,177
    Retirement of shares in settlement                  --            --      (1,402,157)        (1,402)
    Net loss                                            --            --            --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 1999                             1,843,900         1,844    23,774,275         23,775
    Debt convertible at below market                    --                          --             --
    Net loss                                            --                          --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 2000                             1,843,900         1,844    23,774,275         23,775
    Warrants issued for prepaid services                --            --            --             --
    Net loss                                            --            --            --             --
                                                 -----------   -----------   -----------    -----------

BALANCE, June 30, 2001                             1,843,900   $     1,844    23,774,275    $    23,775
                                                 ===========   ===========   ===========    ===========


Table continues on following page.



                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (A Development Stage Company)

                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM MARCH 15, 1995 (INCEPTION) THROUGH JUNE 30, 2001
                                             (Continued)


                                                 ADDITIONAL      DEFERRED
                                                   PAID-IN        MERGER      ACCUMULATED
                                                   CAPITAL        COSTS         DEFICIT         TOTAL
                                                 -----------   -----------    -----------    -----------

BALANCE, March 15, 1995 (Inception)              $      --     $      --      $      --      $      --
    Capital contributions                             90,971          --             --           91,668
    Net loss                                            --            --             (286)          (286)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 1995                                90,971          --             (286)        91,382
    Capital contributions                             11,372          --             --           11,459
    Net loss                                            --            --          (24,430)       (24,430)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 1996                               102,343          --          (24,716)        78,411
    Conversion of debt to common stock and
         issuance of preferred stock pursuant
         to acquisition of Display Group, LLC
         and Display Optics, Ltd.                  2,351,160          --             --        2,373,564
    Net loss                                            --            --       (2,718,839)    (2,718,839)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 1997                             2,453,503          --       (2,743,555)      (266,864)
    Debt convertible at below market               1,013,933          --             --        1,013,933
    Conversion of debt to common stock               545,817          --             --          550,000
    Retirement of shares in settlement                   350          --             --             --
    Employee stock options issued for services       214,125          --             --          214,125
    Net loss                                            --            --       (2,971,929)    (2,971,929)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 1998                             4,227,728          --       (5,715,484)    (1,460,735)
    Retirement of shares in settlement                 1,402          --             --             --
    Net loss                                            --            --         (582,813)      (582,813)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 1999                             4,229,130          --       (6,298,297)    (2,043,548)
    Debt convertible at below market                 139,640          --             --          139,640
    Net loss                                            --            --         (916,368)      (916,368)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 2000                             4,368,770          --       (7,214,665)    (2,820,276)
    Warrants issued for prepaid services              75,000       (75,000)          --             --
    Net loss                                            --            --         (974,468)      (974,468)
                                                 -----------   -----------    -----------    -----------

BALANCE, June 30, 2001                           $ 4,443,770   $   (75,000)   $(8,189,133)   $(3,794,744)
                                                 ===========   ===========    ===========    ===========


              See accompanying notes to these financial statements.

                                      F-5(a)


                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (A Development Stage Company)

                                       STATEMENTS OF CASH FLOWS

                                                                                             CUMULATIVE
                                                                                                FROM
                                                                                              INCEPTION
                                                                   FOR THE YEARS ENDED     (MARCH 15, 1995)
                                                                         JUNE 30,              THROUGH
                                                               --------------------------      JUNE 30,
                                                                   2001          2000            2001
                                                               -----------    -----------    -----------

Net loss                                                       $  (974,468)   $  (916,368)   $(8,189,133)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Acquired research and development expense                         --             --        2,536,494
         Impairment of intangibles                                    --             --          451,492
         Depreciation and amortization                              14,784         35,259        265,790
         Stock option compensation expense                            --             --          214,125
         Interest expense related to debt discount                    --          139,640      1,153,573
         Loss on sale of property and equipment                       --            3,245          5,445
         (Increase) decrease in:
             Inventory                                                --             --            6,048
             Other current assets                                     --             (346)      (136,142)
         Increase (decrease) in:
             Accounts payable                                       38,380       (196,868)      (263,563)
             Accrued interest payable to stockholders              281,649        160,714        828,375
             Other accrued liabilities                             (41,869)           585        (77,292)
                                                               -----------    -----------    -----------
         Net cash used in operating activities                    (681,524)      (774,139)    (3,204,788)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            (16,071)        (9,103)      (123,888)
    Proceeds from sale of property and equipment                      --             --           17,030
    Advances to affiliates                                            --             --         (932,925)
    Purchase of note receivable and security interest                 --             --         (225,000)
    Cash received in acquisition                                      --             --          303,812
                                                               -----------    -----------    -----------
         Net cash provided by (used in) investing activities       (16,071)        (9,103)      (960,971)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                             --             --          103,127
    Proceeds from notes payables to stockholders                   686,212        720,900      3,769,754
    Proceeds from line-of-credit                                      --             --          299,505
                                                               -----------    -----------    -----------
         Net cash flows provided by financing activities           686,212        720,900      4,172,386
                                                               -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (11,383)       (62,342)         6,627
CASH AND CASH EQUIVALENTS, Beginning of Period                      18,010         80,352           --
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, End of period                       $     6,627    $    18,010    $     6,627
                                                               ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                              $      --      $      --      $    26,570
                                                               ===========    ===========    ===========
         Taxes                                                 $      --      $      --      $      --
                                                               ===========    ===========    ===========
    Non-cash transactions:
         Issuance of common stock for acquisition of Display
             Group, LLC and Display Optics, Ltd. and
             conversion of convertible debt                    $      --      $      --      $ 2,199,026
                                                               ===========    ===========    ===========
         Issuance of warrants for prepaid services             $    75,000    $      --      $    75,000
                                                               ===========    ===========    ===========
         Conversion of notes payable stockholders to common
             stock                                             $      --      $      --      $   550,000
                                                               ===========    ===========    ===========
         Conversion of interest payable on notes to notes
             payable                                           $     1,212    $       900    $    12,354
                                                               ===========    ===========    ===========
         Retirement of shares in settlement                    $      --      $      --      $     1,402
                                                               ===========    ===========    ===========
         Extinguishment of debt                                $    57,951    $   270,834    $   328,785
                                                               ===========    ===========    ===========


                         See accompanying notes to these financial statements.

                                                F-6

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

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $907,428 as of June 30, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     Management currently believes the commercialization of the Company's products will be best executed by an industry incumbent with established market channels and complete manufacturing capabilities. Therefore, the Company has recently hired an investment banker to act as a financial advisor in support of the Company's efforts to maximize shareholder value by licensing, partnering, or selling the Company's patent portfolio and other intellectual property assets.

     The Company will continue to require additional capital for administrative expenses, continued development of the Screen, capture of intellectual property, further development of manufacturing processes and business development efforts currently being explored on behalf of the Company by the investment banker. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) develop additional intellectual property for products and manufacturing processes; (2) successfully license, partner, or sell the Company's patent portfolio and other intellectual property assets to an industry incumbent; (3) obtain additional sources of funding through outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its intellectual property creation goals, obtain sufficient additional capital or successfully license, partner, or sell the Company's patent portfolio and other intellectual property assets on terms and conditions satisfactory to the Company.

     Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2001 and June 30, 2000 was $14,784 and $35,259, respectively.

     Income Taxes - Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates which will be in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

     Research and Development - Research and development for new products or product improvements are charged to expense as incurred.

     Impairment of Long-Lived Assets - In fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The interest rate associated with related party notes payable and other debt is considered to be significantly less than an interest rate that the Company could obtain from third parties. Due to the financial condition of the Company (see Note 1), management of the Company is unable to determine whether third party financing is currently available to the Company at any interest rate. As such, the Company is unable to determine the fair value of these financial instruments as of June 30, 2001.

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

     Loss Per Share - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2001 and 2000 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2001 and 2000 was anti-dilutive.

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

     New Pronouncement - On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. The purchase price must be allocated to tangible assets and identifiable intangible assets first, with any excess purchase price recorded as goodwill. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Acquired assets (other than goodwill) will be amortized over their useful economic life and reviewed for impairment in accordance with SFAS No. 121. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 will be accounted for in accordance with SFAS No. 142 immediately.

2.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following at June 30, 2001:

          Equipment                                         $  98,496
          Office furniture                                     26,255
                                                            ---------
                                                              124,751
          Less accumulated depreciation and amortization     (100,988)
                                                            ---------

                   Property and equipment, net              $  23,763
                                                            =========


3.   NOTES PAYABLE - RELATED PARTIES:
     --------------------------------

     At June 30, 2001, the Company had $2,911,079 of notes payable to investors (exclusive of current portion) which mature on October 15, 2002 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, $1,173,725 at a rate of $.1615 per share, $320,000 at a rate of $.20 per share, $146,212 at a rate of $.18 per share, $740,242 at a rate of $.05 per share, and $530,900 at a rate of $.30 per share. For the 2000 issuance of $720,900, this conversion feature was below the quoted market price of the common stock and the debt was immediately convertible so the Company recorded approximately $139,640 of additional interest expense during fiscal 2000. However, the Company believes the conversion price represented the fair market value of the common stock at the time of the transactions. For the 2001 issuances of $616,212, this conversion feature was above quoted market price of the common stock, so no additional interest expense was recorded during fiscal 2001. The Company also had $70,000 of non-convertible notes payable to investors, at June 30, 2001 that are due on demand and accrue interest at 10% per annum. Subsequent to June 30, 2001, the Company issued additional notes totaling $136,000. Notes payable totaling $2,981,079 and $643,172 of accrued interest payable at June 30, 2001 were to directors of the Company or owners of more than 5% of the Company's common stock. Interest expense associated with notes to directors was $282,861 and $336,050 for the years ended June 30, 2001 and 2000, respectively.

     Effective March 16, 2000, and inclusive in the total notes payable, the Board of Directors of the Company approved an additional Private Placement offered to qualified investors. The private placement provides for the issuance of a maximum of $1,100,000 of 10% Redeemable Promissory Notes (the "Notes"). The Notes are due October 15, 2002 and are convertible, at the option of the noteholder, into shares of the Company's common stock at a rate equal to the fair market value of the common stock, as defined, on the date of subscription. The Company has the right to call these Notes at any time after March 16, 2001 and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of the converted Notes in cash or by issuance of additional shares of the Company's common stock. As of June 30, 2001, the Company had issued Notes totaling $1,067,112 to stockholders.

     The notes payable mature in the subsequent years as follows: $70,000 in fiscal year-end 2002, and $2,911,079 in fiscal year-end 2003.

4.   COMMITMENT:
     -----------

     Office Lease - The Company leases office and warehouse facilities under a three-year operating lease. Total rental expense was $17,452 and $18,176 for the years ended June 30, 2001 and 2000, respectively.

     The Company's lease requires monthly payments of approximately $1,514 and expires in May 2002.

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

     A summary of stock option activity is as follows:

                                                2001                  2000
                                        --------------------  ----------------------
                                                    Weighted                Weighted
                                                    Average                 Average
                                          Number    Exercise    Number      Exercise
                                        of Shares    Price    of Shares      Price
                                        ---------   -------   ----------    -------
     Outstanding, beginning of year      850,000    $   .13    1,607,750    $   .29

            Granted                         --      $    --      250,000    $   .07
            Canceled                    (350,000)   $   .10   (1,007,750)   $   .36
                                        --------              ----------

     Outstanding, end of year            500,000    $   .16      850,000    $   .13
                                        ========              ==========


     At June 30, 2001, options for 427,083 shares were exercisable (at a weighted average exercise price of $.16) with 72,917 becoming exercisable in fiscal 2002, subject to continued employment by certain individuals. If not previously exercised, options outstanding at June 30, 2001, will expire as follows:

                                                      Weighted
                                                      Average
          Year Ending                      Number     Exercise
            June 30,                      of Shares    Price
            --------                      ---------   --------

             2008                          500,000    $    .16
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

                                                       Year Ended June 30,
                                                   --------------------------
                                                       2001           2000
                                                   ------------    ----------
     Net loss applicable to common stockholders:
       As reported                                 $   (976,062)   $ (916,368)
       Pro forma                                   $ (1,000,419)   $ (940,725)
     Net loss per common share:
       As reported                                 $       (.04)   $     (.04)
       Pro forma                                   $       (.04)   $     (.04)


       For the year ended June 30, 2001, there were no options granted. The weighted average fair value of options granted to employees for the year ended June 30, 2000 was $.07. All options issued in 2000 had an exercise price equal to the market price. The fair value of each employee option and warrant granted in 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              Year Ended
                                                             June 30, 2000
                                                             -------------
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

     As of June 30, 2001, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all of the Preferred Stock, at its option, at the Preferred Stock's liquidation value of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.

6.   WARRANTS:
     ---------

     In May 2001, the Company entered into an agreement with an investment banking service company (the "Investment Company"). The agreement stipulates that the Investment Company would identify an acceptable merger candidate for Advance Display Technologies, Inc. For these services, the Company granted warrants to purchase 500,000 shares of common stock exercisable at $.15 per share, which was the closing price of the Company's common stock on the date of execution of the agreement. The warrants have a weighted average exercise price of $.15 and are exercisable effective at the execution of the agreement (May 2001) and expire in May 2006. No other warrants were granted during the year and no warrants were exercised or forfeited. The estimated fair value of these warrants was determined using the Black Scholes option pricing model. Significant assumptions include a risk-free interest rate of 6%, expected volatility of 736%, and that no dividends would be declared during the expected term (5 years) of the warrants. The estimated fair value for the 500,000 warrants issued for services amounted to $75,000, which was recorded as deferred merger costs as a component of stockholders' equity. The deferred merger costs will be amortized over the period the services are provided.

7.   INCOME TAXES:

     A long-term deferred tax asset totaling approximately $7,055,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance increased by approximately $783,000 during 2000 mainly as a result of the increase in losses.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     A reconciliation between the amount of reported Federal income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:


                                                                2001          %        2000        %
                                                              ---------     ----    ---------    ----
     Computed expected tax benefit                            $(783,000)    (37%)   $(372,000)    (34)%
     (Increase) decrease in tax benefit resulting from:
             Non-deductible expenses                               --        --          --        --
             Increase (reduction) in valuation allowance
                related to net operating loss carryforwards
                and change in temporary differences             783,000      37%      372,000      34
                                                              ---------    ----     ---------    ----

                                                              $    --         0%    $    --         0%
                                                              =========    ====     =========    ====

     As of June 30, 2001, the Company has accumulated net operating loss carryforwards of approximately $19,015,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2020 if not utilized sooner.

8.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     At June 30, 2001, the Company had payables totaling $125,628 due to related entities (mainly an officer family member and companies with common directors) of the Company. Also see Note 3 for additional related party transactions.

9.   EXTRAORDINARY GAIN ON DEBT FORGIVENESS:
     ---------------------------------------

     During the year ended June 30, 2000, $270,834 of payables due to a law firm and other vendors were forgiven. During the year ended June 30, 2001, $57,951 of sales and use taxes payable dating back a number of years was forgiven. The Company recorded the debt forgiveness as an extraordinary gain. There was no tax consequences in either year related to this extraordinary gain as a result of the Company's net loss and a valuation allowance associated with the Company's deferred tax asset.