Form 10QSB
period 2001-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2001-11-14
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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


                   7334 South Alton Way, Building 14, Suite F,
                               Englewood, CO 80112
               -------------------------------------------------
              (Address of principle executive offices) (Zip Code)


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


As of November 14, 2001, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

     Transitional Small Business Disclosure Format (check one):

                         YES                        NO  X
                            -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Balance Sheets (unaudited) -
              September 30, 2001 and June 30, 2001...........................3

            Statements of Operations (unaudited) -
              Three months ended September 30, 2001 and 2000 and for the period from March 15, 1995, inception, to September 30, 2001...4

            Statements of Cash Flows (unaudited) -
              Three months ended September 30, 2001 and 2000 and for the period from March 15, 1995, inception, to September 30, 2001...5

            Notes to Financial Statements (unaudited)........................6

Item 2.  Management's Discussion and Analysis or Plan
              of Operations ...............................................7-8


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K....................................9

             Signatures.....................................................10



                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                             (A Development Stage Company)

                                   BALANCE SHEETS
                                    (Unaudited)
                                                         September 30,     June 30,
                                                             2001            2001
                                                          -----------    ------------

                                      ASSETS
                                      ------

CURRENT ASSETS:
   Cash                                                   $       502    $     6,627
   Other current assets                                        12,453          4,657
                                                          -----------    -----------
      Total current assets                                     12,955         11,284

PROPERTY AND EQUIPMENT                                        125,050        124,751
   Less:  Accumulated depreciation                           (102,828)      (100,988)
                                                          -----------    -----------
      Net Property and Equipment                               22,222         23,763
                                                          -----------    -----------

      TOTAL ASSETS                                        $    35,177    $    35,047
                                                          ===========    ===========


                         LIABILITIES AND SHAREHOLDERS' DEFICIT
                         -------------------------------------

CURRENT LIABILITIES:
   Accounts payable
      Trade                                               $   132,461    $    56,659
      Related party                                            72,204        125,628
   Current portion of notes payable-related party             150,000         70,000
   Accrued interest-related parties                           720,593        643,172
   Other accrued liabilities                                   39,636         23,253
                                                          -----------    -----------
      Total current liabilities                             1,114,894        918,712

CONVERTIBLE, REDEEMABLE NOTES PAYABLE - RELATED PARTIES     2,911,079      2,911,079

COMMITMENT AND CONTINGENCY (NOTE 1.)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
     100,000,000 shares authorized, 1,843,900
     shares issued and outstanding (liquidation
     preference of $2,765,850)                                  1,844          1,844
   Common stock, $.001 par value, 100,000,000
     shares authorized, 23,774,275 issued and
     outstanding                                               23,775         23,775
   Additional paid-in capital                               4,443,770      4,443,770
   Deferred merger costs                                      (75,000)       (75,000)
   Deficit accumulated during the development
     stage                                                 (8,385,185)    (8,189,133)
                                                          -----------    -----------
      Total Shareholders' Deficit                          (3,990,796)    (3,794,744)
                                                          -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $    35,177    $    35,047
                                                          ===========    ===========

               (See accompanying notes to unaudited financial statements)





                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)

                                                  STATEMENTS OF OPERATIONS
                                                         (Unaudited)

-------------------------------------------------------------------------------------------------------------------



                                                                                                     March 15, 1995
                                                              Three Months Ended                        (Inception)
                                                                 September 30,                           Through
                                                                                                       September 30,
                                                         2001                     2000                     2001
                                                     ------------             ------------             ------------
CONSULTING REVENUE                                   $       --               $       --               $     30,200

OTHER INCOME:

  Related party interest income                              --                       --                    162,761
  Other interest income                                       127                    1,313                    7,922
  Settlement income                                          --                       --                    175,000
  Other                                                      --                       --                        550
                                                     ------------             ------------             ------------

     Total revenue and other income                           127                    1,313                  376,433

COSTS AND EXPENSES:
 General and administrative                                84,963                  107,283                2,589,672
 Research and development                                  33,795                  217,838                3,916,917
 Impairment of intangible assets                             --                       --                    451,492
 Interest expense - related party                          77,421                   65,896                2,132,322
                                                     ------------             ------------             ------------

     Total costs and expenses                             196,179                  391,017                9,090,403
                                                     ------------             ------------             ------------


LOSS BEFORE EXTRAORDINARY GAIN                       $   (196,052)            $   (389,704)            $ (8,713,970)
                                                     ------------             ------------             ------------

EXTRAORDINARY GAIN DUE TO
 FORGIVENESS OF DEBT                                         --                       --                    328,785
                                                     ------------             ------------             ------------

NET LOSS                                             $   (196,052)            $   (389,704)            $ (8,385,185)
                                                     ============             ============             ============
NET LOSS PER COMMON SHARE
 (BASIC AND DILUTIVE):                               $       (.01)            $       (.02)
                                                     ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   23,774,275               23,774,275
                                                     ============             ============


                                      (See accompanying notes to unaudited financial statements)



                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                                    March 15, 1995
                                                                                                     (Inception)
                                                                   Three Months Ended                   Through
                                                                      September 30,                  September 30,
                                                                 2001               2000                2001
                                                             -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $  (196,052)        $  (389,704)        $(8,385,185)
 Adjustments to reconcile net (loss)
  to net cash used in operating activities:
   Acquired research and development expense                        --                  --             2,536,494
   Impairment of intangible asset                                   --                  --               451,492
   Depreciation and amortization                                   1,840               5,012             267,630
   Stock option compensation expense                                --                  --               214,125
   Interest expense related to debt discount                        --                  --             1,153,573
   Loss on disposal of property and equipment                       --                  --                 5,445
 (Increase) decrease in:
   Inventory                                                        --                  --                 6,048
   Other current assets                                           (7,796)             (6,337)           (143,938)
 (Decrease) increase in:
   Accounts payable                                               22,378              10,519            (241,185)
   Accrued interest payable to shareholders                       77,421              65,896             905,796
   Other accrued liabilities                                      16,383               1,715             (60,909)
                                                             -----------         -----------         -----------
     Net cash used in operating activities                       (85,826)           (312,899)         (3,290,614)
                                                             -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (299)            (13,839)           (124,187)
  Proceeds from sale of property and equipment                      --                  --                17,030
  Advances to affiliates                                            --                  --              (932,925)
  Purchase of notes receivable and
     security interest                                              --                  --              (225,000)
  Cash received in acquisition                                      --                  --               303,812
                                                             -----------         -----------         -----------
     Net Cash used in investing activities                          (299)            (13,839)           (961,270)
                                                             -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                             --                  --               103,127
  Proceeds from notes payables to shareholders                    80,000             470,000           3,849,754
  Proceeds from line-of-credit                                      --                  --               299,505
                                                             -----------         -----------         -----------
     Net Cash provided by
       financing activities                                       80,000             470,000           4,252,386
                                                             -----------         -----------         -----------

INCREASE (DECREASE) IN CASH                                       (6,125)            143,262                 502
CASH AND CASH EQUIVALENTS, Beginning of Period                     6,627              18,010                --
                                                             -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, End of Period                     $       502         $   161,272         $       502
                                                             ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                  $      --           $      --           $    26,570
                                                             ===========         ===========         ===========
   Taxes                                                     $      --           $      --           $      --
                                                             ===========         ===========         ===========

Issuance of common stock for acquisition of Display
  Group, LLC and Display Optics, Ltd. and conversion
  of convertible debt                                        $      --           $      --           $ 2,199,026
                                                             ===========         ===========         ===========

Issuance of warrants for prepaid services                    $      --           $      --           $    75,000
                                                             ===========         ===========         ===========

Conversion of notes payable stockholders to common stock     $      --           $      --           $   550,000
                                                             ===========         ===========         ===========

Conversion of interest on notes payable to notes payable     $      --           $      --           $    12,354
                                                             ===========         ===========         ===========

Retirement of shares in settlement                           $      --           $      --           $     1,402
                                                             ===========         ===========         ===========

Extinguishment of debt                                       $      --           $      --           $   328,785
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

     These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. ("ADTI" or the "Company")for the year ended June 30, 2001, as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2.

     Subsequent to September 30, 2001, the Company issued two 10% demand notes in the aggregate amount of $76,000 to a stockholder.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        ----------------------------------------------------------

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

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2001.


Results of Operations
---------------------

     During the fiscal year ended June 30, 2001, the Company suspended efforts to further commercialize its products due to various product development setbacks. Management currently believes the commercialization of the Company's products will be best executed by an industry incumbent with established market channels and complete manufacturing capabilities. Therefore, during this period the Company hired the firm of Tucker Anthony Sutro Capital Markets (TASCM) to act as a financial advisor in support of the Company's efforts to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, or completing a merger or acquisition with another entity. Subsequent to September 30, 2001 TASCM was sold to a third party and the Company financial advisory agreement was assumed by a new entity with which former TASCM employees are affiliated. The Company continues to search for an appropriate opportunity.

     For the fiscal quarter ended September 30, 2001, the Company reported a net loss of $196,052, or ($.01) per share, compared to a net loss of ($389,704), or ($.02) per share, for the same period in 2000. The decrease in net loss for the quarter ended September 30, 2001 from September 30, 2000 is primarily due to downsizing and the change in the Company's focus in strategy as described above.

     Research and development costs decreased from $217,838 for the fiscal quarter ended September 30. 2000 to $33,795 for the quarter ended September 30, 2001. This decrease of approximately $184,043 is primarily due to the suspension of further product commercialization efforts.

     There was no revenue reported from the sale of the Company's product for either fiscal quarter. As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations. The Company reported interest income of $127 and $1,313 for the fiscal quarters ended September 30, 2001 and 2000, respectively.

     The Company reported G&A expenses of $84,963 and $107,283 for the fiscal quarters ended September 30, 2001 and 2000, respectively. Depreciation decreased in 2001 by approximately $3,200 primarily due to certain assets being fully depreciated. Professional fees increased by approximately $7,000 for the fiscal quarter ended September 30, 2001 primarily due to certain accounting and administrative services being provided on a contract basis. As a result of the downsizing, salaries and related expenses decreased approximately $12,700. Travel and related expenses decreased by approximately $10,300 for the quarter ended September 30, 2001 from September 30, 2000 also as a result of the Company's redirection. Other G&A expenses fluctuated slightly resulting in a net decrease to the combined remaining G&A expenses of approximately $3,100.

     Interest expense increased from $65,896 for the first quarter of 2000 to $77,421 for the first quarter of 2001 primarily due to an increase in total debt outstanding for the fiscal quarter ended September 30, 2001.


Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2001, the Company reported negative net worth of $3,990,796 and negative working capital of $1,101,939. The Company will continue to require additional capital for administrative expenses and business development efforts currently being explored on behalf of the Company by it's financial advisor. Management believes that the Company's continued operational existence is dependent upon its ability to: (1) develop additional intellectual property for products and manufacturing processes; (2) successfully license, partner or sell the Company's patent portfolio and other intellectual property assets to an industry incumbent; (3) obtain additional sources of funding through outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its intellectual property creation goals, obtain sufficient additional capital or successfully license, partner or sell the Company's patent portfolio and other intellectual property assets on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the fiscal quarter ended September 30, 2001 consisted of the issuance of 10% demand notes to shareholders totaling $80,000. Cash flows from financing activities for the fiscal quarter ended September 30, 2000 consisted entirely of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $470,000. All of these advances come from related parties. Cash flows for the quarter ended September 30, 2001 were primarily used for limited product process development and administrative expenses. Cash flows for the quarter ended September 30, 2000 were used for ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

     At September 30, 2001, the Company reported current assets of $12,955 and a working capital deficit. Current liabilities exceeded current assets by $1,101,939. At September 30, 2001, current liabilities of $1,114,894 consisted of demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans 2) interest on the outstanding promissory notes, 3) product design and development, and 4) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $720,593. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of common stock. In addition, management intends to negotiate settlement on approximately $67,400 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

     Subsequent to the fiscal quarter ended September 30, 2001, the Company sold two additional 10% demand notes to a stockholder.

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

                           PART II. OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     No reports on Form 8-K were filed by the Company during the period covered by this report.

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



Date: November 14, 2001                                   /S/ Matthew W. Shankle
      -----------------                    -------------------------------------
                                                              Matthew W. Shankle
                                                                       President
                                         (Chief Executive and Financial Officer)