Form 10QSB
period 2001-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2002-02-14
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

           [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2001

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


As of January 31, 2002, 23,774,275 shares of Common Stock, $.001 par value per share, were outstanding.

           Transitional Small Business Disclosure Format (check one):

                      YES                        NO  X
                         -----                     -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION


Item 1.   Balance Sheets (unaudited) -
           December 31, 2001 and June 30, 2001...............................3

          Statements of Operations (unaudited) -
           Three and six months ended December 31, 2001 and 2000
           and for the period from March 15, 1995, inception, to
           December 31, 2001.................................................4

          Statements of Cash Flows (unaudited) - Three and six months ended December 31, 2001 and 2000
           and for the period from March 15, 1995, inception, to
           December 31, 2001.................................................5

          Notes to Financial Statements (unaudited)..........................7

Item 2.  Management's Discussion and Analysis or
          Plan of Operations..............................................8-10


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...................................10

             Signatures.....................................................11


                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                               (A Development Stage Company)

                                      BALANCE SHEETS
                                        (Unaudited)

                                                           December 31,              June 30,
                                                              2001                     2001
                                                           ------------             -----------

                                           ASSETS
                                           ------

CURRENT ASSETS:
   Cash                                                    $       643              $     6,627
   Other current assets                                         12,721                    4,657
                                                           -----------              -----------
      Total current assets                                      13,364                   11,284

PROPERTY AND EQUIPMENT                                         125,931                  124,751
   Less:  Accumulated depreciation                            (104,710)                (100,988)
                                                           -----------              -----------
      Net Property and Equipment                                21,221                   23,763
                                                           -----------              -----------

      TOTAL ASSETS                                         $    34,585              $    35,047
                                                           ===========              ===========


                               LIABILITIES AND SHAREHOLDERS' DEFICIT
                               -------------------------------------

CURRENT LIABILITIES:
   Accounts payable
      Trade                                                $    54,429              $    56,659
      Related parties                                          141,724                  125,628
   Notes payable to related parties                            246,000                   70,000
   Convertible redeemable notes to related parties           2,911,079                     --
   Accrued interest payable-related parties                    800,642                  643,172
   Other accrued liabilities                                    38,486                   23,253
                                                           -----------              -----------
      Total current liabilities                              4,192,360                  918,712

CONVERTIBLE REDEEMABLE NOTES PAYABLE-RELATED PARTIES              --                  2,911,079

COMMITMENT AND CONTINGENCY (NOTE 1.)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
        100,000,000 shares authorized, 1,843,900
        shares issued and outstanding
        (liquidation preference of $2,765,850)                   1,844                    1,844
   Common stock, $.001 par value, 100,000,000
        shares authorized, 23,774,275 shares
        issued and outstanding                                  23,775                   23,775
   Additional paid-in capital                                4,443,770                4,443,770
   Deferred merger costs                                       (75,000)                 (75,000)
   Deficit accumulated during the development
        stage                                               (8,552,164)              (8,189,133)
                                                           -----------              -----------
      Total Shareholders' Deficit                           (4,157,775)              (3,794,744)
                                                           -----------              -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $    34,585              $    35,047
                                                           ===========              ===========

                     (See accompanying notes to unaudited financial statements)







                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)

                                                    STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                                                                    March 15, 1995
                                                                                                                      (Inception)
                                             Three Months Ended                       Six Months Ended                  Through
                                                December 31,                             December 31,                 December 31,
                                         ---------------------------             -----------------------------        ------------

                                             2001             2000                  2001               2000               2001
                                         -----------       ----------            ----------         ----------        -----------
CONSULTING REVENUE                       $      ---        $      ---            $      ---         $      ---        $    30,200

OTHER INCOME:
  Related party interest income                 ---               ---                   ---                ---            162,761
  Other interest income                          12               445                   139              1,758              7,934
  Settlement Income                             ---               ---                   ---                ---            175,000
  Other                                         ---               ---                   ---                ---                550
                                         ----------        ----------            ----------         ----------        -----------
     Total revenue and other income              12               445                   139              1,758            376,445

COSTS AND EXPENSES:
 General and administrative                  60,889           111,904               145,852            219,188          2,650,561
 Research and development                    26,053           116,433                59,848            334,271          3,942,970
 Impairment of Intangible assets                ---               ---                   ---                ---            451,492
 Interest expense - related parties          80,049            70,713               157,470            136,608          2,212,371
                                         ----------        ----------            ----------         ----------        -----------
     Total costs and expenses               166,991           299,050               363,170            690,067          9,257,394
                                         ----------        ----------            ----------         ----------        -----------

LOSS BEFORE EXTRAORDINARY GAIN           $ (166,979)       $ (298,605)           $ (363,031)        $ (688,309)       $(8,880,949)
                                         ----------        ----------            ----------         ----------        -----------

EXTRAORDINARY GAIN DUE TO
  EXTINGUISHMENT OF DEBT                        ---            57,951                   ---             57,951            328,785
                                         ----------        ----------            ----------         ----------        -----------

NET LOSS                                 $ (166,979)       $ (240,654)           $ (363,031)        $ (630,358)      $ (8,552,164)
                                         ==========        ==========            ==========         ==========       ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTIVE):                  $     (.01)       $     (.01)           $     (.02)        $     (.03)
   Loss before extraordinary gain               ---               ---                   ---                ---
                                         ----------        ----------            ----------         ----------

   Extraordinary Gain                    $     (.01)       $     (.01)           $     (.02)        $     (.03)
                                         ==========        ==========            ==========         ==========
   Net loss

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                     23,774,275        23,774,275            23,774,275         23,774,275
                                         ===========       ===========           ===========        ===========



                                  (See accompanying notes to unaudited financial statements)






                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                                                      March 15, 1995
                                                                                                                       (Inception)
                                                           Three Months Ended              Six Months Ended              Through
                                                               December 31,                    December 31,             December 31,
                                                         --------------------------     ---------------------------     -----------

                                                             2001           2000           2001            2000            2001
                                                         -----------    -----------     -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $  (166,979)    $  (240,654)    $  (363,031)    $  (630,358)    $(8,552,164)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Acquired research and development expense                     --              --              --              --         2,536,494
 Impairment of intangible asset                                --              --              --              --           451,492
 Depreciation and amortization                                1,882           5,111           3,722          10,123         269,512
 Stock option compensation expense                             --              --              --              --           214,125
 Interest expense related to debt discount                     --              --              --              --         1,153,573
 Loss on disposal of assets                                    --              --              --              --             5,445

 (Increase)decrease in:
     Inventory                                                 --              --              --              --             6,048
     Other current assets                                      (268)         (1,221)         (8,064)         (7,558)       (144,206)
 (Decrease) increase in:
   Accounts payable                                          (8,512)         40,031          13,866          50,550        (249,697)
   Interest payable to shareholders                          80,049          70,657         157,470         136,552         985,845
   Other accrued liabilities                                 (1,150)        (56,301)         15,233         (54,585)        (62,059)
                                                        -----------     -----------     -----------     -----------     -----------
Net cash used in operating activities                       (94,978)       (182,377)       (180,804)       (495,276)     (3,385,592)
                                                        -----------     -----------     -----------     -----------     -----------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                           (881)         (1,992)         (1,180)        (15,831)       (125,068)
 Proceeds-sale of property and equipment                       --              --              --              --            17,030
 Advances to affiliates                                        --              --              --              --          (932,925)

 Purchase of notes receivable and
   security interest                                           --              --              --              --          (225,000)
 Cash received in acquisition                                  --              --              --              --           303,812
                                                        -----------     -----------     -----------     -----------     -----------
   Net cash used in investing activities                       (881)         (1,992)         (1,180)        (15,831)       (962,151)
                                                        -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                                         --              --              --              --           103,127
 Proceeds from notes payable
   to shareholders                                           96,000          40,000         176,000         510,000       3,945,754
 Proceeds from line-of-credit                                  --              --              --              --           299,505
                                                        -----------     -----------     -----------     -----------     -----------
   Net Cash provided by
       financing activities                                  96,000          40,000         176,000         510,000       4,348,386
                                                        -----------     -----------     -----------     -----------     -----------

Increase (decrease) in cash                                     141        (144,369)         (5,984)         (1,107)            643
Cash & cash equivalents at
  beginning of period                                           502         161,272           6,627          18,010            --
                                                        -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents at end
  of period                                             $       643     $    16,903     $       643     $    16,903     $       643
                                                        ===========     ===========     ===========     ===========     ===========



                                      (See accompanying notes to unaudited financial statements)




                                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS
                                                           (Unaudited)



                                                                                                                   March 15, 1995
                                                                                                                     (Inception)
                                                       Three Months Ended              Six Months Ended                Through
                                                          December 31,                    December 31,               December 31,
                                                 ----------------------------      ----------------------------      -----------


                                                     2001             2000            2001              2000             1999
                                                 -----------      -----------      ----------        -----------     -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                      $       ---      $       ---      $      ---        $       ---     $    26,750
                                                 ===========      ===========      ==========        ===========     ===========
   Taxes                                         $       ---      $       ---      $      ---        $       ---     $       ---
                                                 ===========      ===========      ==========        ===========     ===========
Issuance of common stock for
  Acquisition of Display Group, LLC
  and Display Optics, Ltd. and
  conversion of Convertible debt                 $       ---      $       ---      $      ---        $       ---     $ 2,199,026
                                                 ===========      ===========      ==========        ===========     ===========
Conversion of notes payable to
  stockholders to common stock                   $       ---      $       ---      $      ---        $       ---     $   550,000
                                                 ===========      ===========      ==========        ===========     ===========
Conversion of interest on notes
  payable to notes payable                       $       ---      $       ---      $      ---        $       ---     $    12,354
                                                 ===========      ===========      ==========        ===========     ===========
Retirement of shares in settlement               $       ---      $       ---      $      ---        $       ---     $     1,402
                                                 ===========      ===========      ==========        ===========     ===========
Extinguishment of Debt                           $       ---      $       ---      $      ---        $       ---     $   328,785
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


Note 2.

Subsequent Events
-----------------

     Subsequent to December 31, 2001, the Company issued two 10% demand notes in the aggregate amount of $54,000 to stockholders.

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


Results of Operations
---------------------

     During the prior fiscal year ended June 30, 2001, the Company suspended efforts to further commercialize its products due to various product development setbacks. Management currently believes the commercialization of the Company's products will be best executed by an industry incumbent with established market channels and complete manufacturing capabilities. Therefore, during this period the Company hired a financial advisor in support of the Company's efforts to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, or completing a merger or acquisition with another entity. The Company continues to search for an appropriate opportunity.

     For the fiscal quarter and six months ended December 31, 2001, the Company reported net losses of ($166,979) and ($363,031), respectively, as compared to net losses of ($240,654) and ($630,358) for the same periods in 2000. During the quarter ended December, 31, 2000, the Company negotiated a settlement on a previously outstanding liability resulting in an extraordinary gain of $57,951. Without the extraordinary gain, net loss for the quarter and six months ended December 31, 2000 would have been ($298,605) and ($688,309), respectively. The decrease in net losses for the quarter and six months ended December 31, 2001 from the same periods in 2000 are primarily due to downsizing and the change in the Company's focus in strategy as described above.

     Research and development costs decreased from $116,433 and $334,271 for the quarter and six months ended December 31, 2000 to $26,053 and $59,848 for the quarter and six months ended December 31, 2001. These decreases of $90,380 and $274,423 for the quarter and six month periods, respectively, are primarily due to the suspension of further product commercialization efforts.

     There were no sales of the Company's products to report for the quarter or six month period for either year. As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations. The Company reported interest income of $12 and $139 for the quarter and six months ended December 31, 2001 compared to $445 and $1,758 for the comparable periods in 2000.

     The Company reported G&A expenses of $60,889 and $145,852 for the quarter and six months ended December 31, 2001, compared to $111,904 and $219,188 for the same periods in 2000. Depreciation decreased for the six month period ended December 31, 2001 from 2000 by approximately $6,600 primarily due to certain assets being fully depreciated. As a result of the downsizing, salaries and related expenses decreased approximately $30,900 for the six month period in 2001 from 2000. Travel and related expenses decreased by approximately $30,200 for the six months ended December 31, 2001 from December 31, 2000 also as a result of the Company's redirection. Other G&A expenses fluctuated slightly resulting in a net decrease to the combined remaining G&A expenses of approximately $5,600.

     Interest expense increased from $136,608 for the six month period ended December 31, 2000 to $157,470 for the same period of 2001 primarily due to an increase in total debt outstanding for the six months ended December 31, 2001.


Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At December 31, 2001, the Company reported negative net worth of $4,157,775 and negative working capital of $4,178,996. The Company will continue to require additional capital for administrative expenses and business development efforts currently being explored on behalf of the Company by it's financial advisor. Management believes that the Company's continued operational existence is dependent upon its ability to: (1) develop additional intellectual property for products and manufacturing processes; (2) successfully license, partner or sell the Company's patent portfolio and other intellectual property assets to an industry incumbent; (3) obtain additional sources of funding through outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its intellectual property creation goals, obtain sufficient additional capital or successfully license, partner or sell the Company's patent portfolio and other intellectual property assets on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the six months ended December 31, 2001 consisted of the issuance of 10% demand notes to shareholders totaling $176,000. Cash flows from financing activities for the six month period ended December 31, 2000 consisted of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $470,000 and the issuance of 10% demand notes totaling $40,000. All of these advances came from related parties. Cash flows for the six months ended December 31, 2001 were primarily used for limited product process development and administrative expenses. Cash flows for the six months ended December 31, 2000 were used for ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

     At December 31, 2001, the Company reported current assets of $13,364 and a working capital deficit. Effective October 15, 2001, $2,911,079 of convertible, redeemable promissory notes became due within a one year period. Therefore, these notes were reported as current liabilities during the quarter ended December 31, 2001 and resulted in current liabilities in excess of current assets of $4,178,996. This represents an increase in the working capital deficit of $3,000,000 from the end of the prior quarter. At December 31, 2001, current liabilities of $4,192,360 consisted of convertible, redeemable notes payable to shareholders due October 15, 2002, demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans 2) interest on the outstanding promissory notes, 3) product design and development, and 4) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $800,642. The Company hopes to negotiate an extended due date on the convertible, redeemable promissory notes and to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of common stock. In addition, management hopes to negotiate settlement on approximately $67,400 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. There can be no assurances that the Company will be successful in negotiating its debt terms and amounts. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

     Subsequent to the fiscal quarter ended December 31, 2001, the Company issued two additional 10% demand notes to stockholders totaling $54,000.

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