Form 10QSB
period 2002-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2002-05-15
CIK 770034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

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


As of May 10, 2002, 23,774,275 shares of Common Stock, $.001 par value per share, were outstanding.

           Transitional Small Business Disclosure Format (check one):

                        YES               NO  X
                           -----            -----

                       ADVANCE DISPLAY TECHNOLOGIES, INC.


                                      INDEX


                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION


Item 1.  Balance Sheets (unaudited) -
             March 31, 2002 and June 30, 2001..................................3

         Statements of Operations (unaudited) -
             Three and nine months ended March 31, 2002 and 2001
             and for the period from March 15, 1995, inception, to
             March 31, 2002....................................................4

         Statements of Cash Flows (unaudited) -
             Three and nine months ended March 31, 2002 and 2001
             and for the period from March 15, 1995, inception, to
             March 31, 2002....................................................5

         Notes to Financial Statements (unaudited).............................7

Item 2.  Management's Discussion and Analysis or Plan of Operations.........8-11


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................................11

         Signatures...........................................................12


                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,       June 30,
                                                           2002            2001
                                                        -----------    -----------

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                 $       645    $     6,627
   Other current assets                                      11,538          4,657
                                                        -----------    -----------
      Total current assets                                   12,183         11,284

PROPERTY AND EQUIPMENT                                      125,931        124,751
   Less:  Accumulated depreciation                         (106,571)      (100,988)
                                                        -----------    -----------
      Net Property and Equipment                             19,360         23,763
                                                        -----------    -----------

      TOTAL ASSETS                                      $    31,543    $    35,047
                                                        ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts Payable
      Trade                                             $    51,206    $    56,659
      Related Parties                                       138,970        125,628
   Notes payable to related parties                         330,000         70,000
   Convertible redeemable notes to related parties        2,911,079           --
   Accrued interest payable to related parties              880,852        643,172
   Other accrued liabilities                                 43,627         23,253
                                                        -----------    -----------
      Total current liabilities                           4,355,734        918,712

CONVERTIBLE, REDEEMABLE NOTES PAYABLE-RELATED PARTIES          --        2,911,079

COMMITMENT AND CONTINGENCY (NOTE 1.)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
      shares authorized, 1,843,900 shares issued
      and outstanding (liquidation preference of
      $2,765,850)                                             1,844          1,844
   Common stock, $.001 par value, 100,000,000
      shares authorized, 23,774,275 shares issued
      and outstanding                                        23,775         23,775
   Additional paid-in capital                             4,443,770      4,443,770
   Deferred merger costs                                    (75,000)       (75,000)
   Deficit accumulated during the development stage      (8,718,580)    (8,189,133)
                                                        -----------    -----------
      Total Shareholders' Deficit                        (4,324,191)    (3,794,744)
                                                        -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    31,543    $    35,047
                                                        ===========    ===========


           (See accompanying notes to unaudited financial statements)



                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                        (A Development Stage Company)

                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                                                     March 15, 1995
                                                                                                       (Inception)
                                           Three Months Ended              Nine Months Ended            Through
                                               March 31,                        March 31,               March 31,
                                      ----------------------------    ----------------------------    ------------
                                          2002            2001            2002            2001            2002
                                      ------------    ------------    ------------    ------------    ------------
CONSULTING REVENUE                    $       --      $       --      $       --      $       --      $     30,200

OTHER INCOME:
  Related party interest income               --              --              --              --           162,761
  Other interest income                          2              49             141           1,807           7,936
  Settlement income                           --              --              --              --           175,000
  Other                                       --              --              --              --               550
                                      ------------    ------------    ------------    ------------    ------------
     Total revenue and other income              2              49             141           1,807         376,447

COSTS AND EXPENSES:
  General and administrative                85,157          69,091         231,009         288,278       2,735,718
  Research and development                   1,051          29,860          60,899         364,131       3,944,021
  Impairment of intangible                    --              --              --              --           451,492
  Interest expense - related party          80,210          71,654         237,680         208,263       2,292,581
                                      ------------    ------------    ------------    ------------    ------------
     Total costs and expenses              166,418         170,605         529,588         860,672       9,423,812
                                      ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN        $   (166,416)   $   (170,556)   $   (529,447)   $   (858,865)   $ (9,047,365)
                                      ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
  EXTINGUISHMENT OF DEBT                      --              --              --            57,951         328,785
                                      ------------    ------------    ------------    ------------    ------------

NET LOSS                              $   (166,416)   $   (170,556)   $   (529,447)   $   (800,914)   $ (8,718,580)
                                      ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTIVE):
   Loss before extraordinary gain     $       (.01)   $       (.01)   $       (.02)   $       (.03)
   Extraordinary Gain                         --              --              --              --
                                      ------------    ------------    ------------    ------------
   Net loss                           $       (.01)   $       (.01)   $       (.02)   $       (.03)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   23,774,275      23,774,275      23,774,275      23,774,275
                                      ============    ============    ============    ============


                         (See accompanying notes to unaudited financial statements)



                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                          March 15,
                                                Three Months Ended             Nine Months Ended            1995
                                                      March 31,                     March 31,            (Inception)
                                             --------------------------    --------------------------      Through
                                                2002           2001            2002           2001           2002
                                             -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $  (166,416)   $  (170,556)   $  (529,447)   $  (800,914)   $(8,718,580)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Acquired research and development expense          --             --             --             --        2,536,494
 Impairment of intangible asset                     --             --             --             --          451,492
 Depreciation and amortization                     1,861          2,319          5,583         12,442        271,373
 Stock option compensation expense                  --             --             --             --          214,125
 Interest expense related to debt discount          --             --             --             --        1,153,573
 Loss on disposal of assets                         --             --             --             --            5,445
 (Increase)decrease in:
     Inventory                                      --             --             --             --            6,048
     Other current assets                          1,183         (5,394)        (6,881)       (12,952)      (143,023)
 (Decrease) increase in:
   Accounts payable                               (5,977)       (11,858)         7,889         38,692       (255,674)
   Interest payable to shareholders               80,210         70,498        237,680        207,050      1,066,055
   Other accrued liabilities                       5,141         (5,618)        20,374        (60,203)       (56,918)
                                             -----------    -----------    -----------    -----------    -----------
Net cash used in operating activities            (83,998)      (120,609)      (264,802)      (615,885)    (3,469,590)
                                             -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                --             --           (1,180)       (15,831)      (125,068)
 Proceeds-sale of property and equipment            --             --             --             --           17,030
 Advances to affiliates                             --             --             --             --         (932,925)
 Purchase of notes receivable and
   security interest                                --             --             --             --         (225,000)
 Cash received in acquisition                       --             --             --             --          303,812
                                             -----------    -----------    -----------    -----------    -----------
   Net cash used in
    investing activities                            --             --           (1,180)       (15,831)      (962,151)
                                             -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions                              --             --             --             --          103,127
 Proceeds from notes payable
   to shareholders                                84,000        106,212        260,000        616,212      4,029,754
 Proceeds from line-of-credit                       --             --             --             --          299,505
                                             -----------    -----------    -----------    -----------    -----------
   Net Cash provided by
    financing activities                          84,000        106,212        260,000        616,212      4,432,386
                                             -----------    -----------    -----------    -----------    -----------

Increase (decrease) in cash                            2        (14,397)        (5,982)       (15,504)           645
Cash & cash equivalents at
  beginning of period                                643         16,903          6,627         18,010           --
                                             -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end
  of period                                  $       645    $     2,506    $       645    $     2,506    $       645
                                             ===========    ===========    ===========    ===========    ===========


                           (See accompanying notes to unaudited financial statements)



                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                                      March 15, 1995
                                                      Three Months Ended         Nine Months Ended      (Inception)
                                                           March 31,                 March 31,           Through
                                                    -----------------------   -----------------------    March 31,
                                                       2002         2001         2002         2001         2002
                                                    ----------   ----------   ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                         $     --     $     --     $     --     $     --     $   26,750
                                                    ==========   ==========   ==========   ==========   ==========
   Taxes                                            $     --     $     --     $     --     $     --     $     --
                                                    ==========   ==========   ==========   ==========   ==========
Non-cash transactions
  Issuance of common stock for
  acquisition of Display Group, LLC
  and Display Optics, Ltd. and
  conversion of Convertible debt                    $     --     $     --     $     --     $     --     $2,199,026
                                                    ==========   ==========   ==========   ==========   ==========
Conversion of notes payable to
  stockholders to common stock                      $     --     $     --     $     --     $     --     $  550,000
                                                    ==========   ==========   ==========   ==========   ==========
Conversion of interest payable on
  notes to notes payable                            $     --     $    1,211   $     --     $    1,211   $   12,354
                                                    ==========   ==========   ==========   ==========   ==========
Retirement of shares in settlement                  $     --     $     --     $     --     $     --     $    1,402
                                                    ==========   ==========   ==========   ==========   ==========
Extinguishment of debt                              $     --     $     --     $     --     $     --     $  328,785
                                                    ==========   ==========   ==========   ==========   ==========





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


Note 2.

Subsequent Events
-----------------

     Subsequent to March 31, 2002, the Company issued one 10% demand note in the amount of $50,000 to a stockholder.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

     During the fiscal year ended June 30, 2001, the Company suspended efforts to further commercialize its products due to various product development setbacks. Management currently believes the commercialization of the Company's products will be best executed by an industry partner with established market channels and its own manufacturing capabilities. Therefore, the Company engaged a financial advisor to support the Company's efforts to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, or completing a merger or acquisition with another entity.

     As a result of these efforts, in January 2002, the Company entered into a letter of intent with Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment Partnership, LLP ("Regent"), with respect to an acquisition and financing of RWS. Regent is a motion picture studio that finances, produces and distributes television and theatrical films. RWS is a newly formed company that, in connection with an anticipated bank financing, will succeed to Regent's film distribution business. Under the terms of the letter of intent, after the completion of the bank financing, the Company was to issue 40,000,000 shares of its Common Stock to Regent or its members in exchange for the worldwide distribution rights to Regent's film library and the newly combined entity was to sell $5 million in equity securities concurrently with the closing of that acquisition. In the course of negotiations aimed at a definitive acquisition agreement, however, the parties agreed that the transactions described in the letter of intent were impracticable for various reasons, including but not limited to the existing capital structure of the Company.

     In light of the failure of the proposed transaction with Regent and RWS, management has concluded that its current capital structure precludes it from consummating a significant acquisition. The Board of Directors has called a special meeting of the Company's shareholders to be held on June 17, 2002 to ask the shareholders to approve a 32-for-1 reverse stock split of the Company's Common Stock. Pending the shareholder vote on the proposed reverse stock split, the Company intends to resume negotiations with Regent and RWS aimed at an acquisition transaction. Any such transaction would have to be on terms materially different from those described in the January 2002 letter of intent, though some terms could be similar. The Company may also pursue other acquisitions or seek to identify other methods of obtaining equity financing for its existing business. There is no assurance, however, that the Company will be able to successfully negotiate an acquisition with RWS or any other company or obtain additional financing.

Results of Operations
---------------------

     For the fiscal quarter and nine months ended March 31, 2002, the Company reported net losses of ($166,416) and ($529,447), respectively, as compared to net losses of ($170,556) and ($800,914) for the same periods in 2001. During the nine month period ended March 31, 2001, the Company negotiated a settlement on a previously outstanding liability resulting in an extraordinary gain of $57,951. Without the extraordinary gain, net loss for the nine months ended March 31, 2001 would have been ($858,865). The decrease in net losses for the quarter and nine months ended March 31, 2002 from the same periods in 2001 are primarily due to downsizing and the change in the Company's strategy described above.

     Research and development costs decreased from $29,860 and $364,131 for the quarter and nine months ended March 31, 2001 to $1,051 and $60,899 for the quarter and nine months ended March 31, 2002. These decreases of $28,809 and $303,232 for the quarter and nine month periods, respectively, are primarily due to the suspension of product commercialization efforts.

     There were no sales of the Company's products to report for the quarter or nine month period for either year. As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations. The Company reported interest income of $2 and $141 for the quarter and nine months ended March 31, 2002 compared to $49 and $1,807 for the comparable periods in 2001.

     The Company reported G&A expenses of $85,157 and $231,009 for the quarter and nine months ended March 31, 2002, respectively, compared to $69,091 and $288,278 for the same periods in 2001. Depreciation decreased for the nine month period ended March 31, 2002 from 2001 by approximately $6,900 primarily due to certain assets being fully depreciated. As a result of the downsizing, G&A salaries and related expenses decreased approximately $20,300 for the nine month period in 2002 from 2001. Travel and related expenses decreased by approximately $30,400 for the nine months ended March 31, 2002 from March 31, 2001 also as a result of the Company's redirection. Other G&A expenses fluctuated slightly resulting in a net increase to the combined remaining G&A expenses of approximately $300.

     Interest expense increased from $208,263 for the nine month period ended March 31, 2001 to $237,680 for the same period of 2002 primarily due to an increase in total debt outstanding for the nine months ended March 31, 2002.


Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At March 31, 2002, the Company reported negative net worth of $4,324,191 and negative working capital of $4,343,551. The Company will continue to require additional capital to fund administrative expenses and its current business development efforts. Management believes that the Company's continued operational existence is dependent upon its ability to:
(1) develop or acquire additional intellectual property or other businesses; (2) successfully license, partner or sell the Company's patent portfolio and other intellectual property assets to an industry incumbent; (3) obtain additional sources of funding through outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to achieve its intellectual property creation goals, obtain sufficient additional capital or successfully license, partner or sell the Company's patent portfolio and other intellectual property assets on terms and conditions satisfactory to the Company.

     Cash flows from financing activities for the nine months ended March 31, 2002 consisted of the issuance of 10% demand notes to shareholders totaling $260,000. Cash flows from financing activities for the nine month period ended March 31, 2001 consisted of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $616,212. Included in these notes are $80,000 of demand notes together with accrued interest of $1,212 which were surrendered in partial payment for the convertible, redeemable promissory notes. Cash flows for the nine months ended March 31, 2002 were primarily used for limited product process development and administrative expenses. Cash flows for the nine months ended March 31, 2001 were used for ongoing product and manufacturing process development, alternative application and market analysis, operating expenses and investment in capital equipment.

     At March 31, 2002, the Company reported current assets of $12,183 and a working capital deficit. Effective October 15, 2001, $2,911,079 of convertible, redeemable promissory notes became due within a one year period. Therefore, these notes were reported as current liabilities during March 31, 2002 and resulted in current liabilities in excess of current assets of $4,343,551. This represents an increase in the working capital deficit of approximately $3,400,000 from the end of the fiscal year. At March 31, 2002, current liabilities of $4,355,734 consisted of convertible, redeemable notes payable to shareholders due October 15, 2002, demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans 2) interest on the outstanding promissory notes, 3) product design and development, and 4) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $881,000. The Company hopes to negotiate an extended due date on the convertible, redeemable promissory notes and to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of common stock. In addition, management hopes to negotiate settlement on approximately $61,700 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. There can be no assurances that the Company will be successful in negotiating its debt terms and amounts. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

     Subsequent to the fiscal quarter ended March 31, 2002, the Company issued one additional 10% demand note to a stockholder totaling $50,000.

     The Company intends to continue its efforts to raise additional capital through private placements or other sources and to license, partner or sell the Company's patent portfolio, proprietary intellectual property and other Company assets. The Company's primary emphasis, however, will be a pursuit of a merger or acquisition with an entity within or outside the large screen display industry. There can be no assurances that management will be successful in achieving these objectives. If these efforts are not successful and timely, the Company may be forced to discontinue operations.

                           Forward Looking Statements
                           --------------------------

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's search for working capital, pursuit of an industry partner or acquisition, its plan and its future results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital, to attract and retain qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2001.


                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (Registrant)



Date: May 15, 2002                      /s/ Matthew W. Shankle
                                        ----------------------
                                        Matthew W. Shankle
                                        President
                                        (Chief Executive and Financial Officer)