Form 10KSB
period 2002-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2002-10-15
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

                          Common Stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's reported interest and other income for the fiscal year ended June 30, 2002 was $161.

      The aggregate market value of the 7,019,809 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 16, 2002 was $210,594. As of September 16, 2002, the registrant had outstanding 23,774,275 shares of Common Stock.

                               TABLE OF CONTENTS


                                    Part I.                               Page


Item 1.    Business...........................................................1
Item 2.    Description of Property............................................7
Item 3.    Legal Proceedings..................................................7
Item 4.    Submission of Matters to a Vote of Security Holders................7



                                   Part II.


Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters..............................................8
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................8
Item 7.    Financial Statements and Supplementary Data.......................13
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................14


                                   Part III.


Item 9.    Directors and Executive Officers of the Registrant and Compliance..15
            with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation..............................................17
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management....................................................18
Item 12.  Certain Relationships and Related Transactions......................20
Item 13.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................................21

                     SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding Advance Display Technologies, Inc.'s ("ADTI" or the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

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

      ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. ADTI has not received material revenues from the sale of its products, as its activities since inception have been primarily focused on research and development of its core technologies, manufacturing processes, and raising operating capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the OTC Bulletin Board under the symbol "ADTI". Trading in the Company's Common Stock is extremely limited.

PRODUCT AND TECHNOLOGIES

      Since inception, ADTI has developed large screen fiber optic displays (the "Screen") and their associated manufacturing processes for various industries and applications. The Screen may utilize a variety of projection light sources which project images into the Screen's matrix bundle of collated optical fibers which in turn, transmit, magnify, and display the correlative images onto the viewable face of the Screen. The Screen is essentially a high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.

      Although Management believes there may be several commercial applications for products based on ADTI's technology, the Company's efforts to license, sell, or partner its technology with other interested display industry companies has not been successful and the Company currently plans to abandon these efforts in the near future. See "Current Developments".

CURRENT DEVELOPMENTS

      During the fiscal year ended June 30, 2002, the Company's efforts were initially directed toward raising additional capital for operations with an intent to create a business relationship with an established display industry company possessing manufacturing capabilities, market channels and an interest in licensing, buying, or partnering ADTI's technology.

      The Company has since suspended efforts to further commercialize its products and manufacturing processes. The Company engaged a financial advisor to support the Company's efforts to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, and/or completing a merger or acquisition with another entity. These services were most recently provided by 17th Street Strategic Advisors ("17th Street").

      As a result, in January 2002, the Company entered into a letter of intent with Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment, Inc. ("Regent"), with respect to an acquisition and financing of RWS. Regent is a six-year-old motion picture company that finances, produces and distributes made for television movies and theatrical films. RWS is a company formed in January 2002 that succeeded to Regent's film distribution business and ownership of two specialty theaters. The Company was to issue 40,000,000 shares of its Common Stock to Regent in exchange for RWS and its worldwide distribution rights to Regent's film library (the "Film Library"), and the newly combined entity of ADTI and RWS was to sell $5 million in equity securities concurrently with the closing of that acquisition. In the course of negotiations aimed at a definitive acquisition agreement, however, the parties agreed that the transactions and financial structure described in the letter of intent were impracticable for various reasons, including but not limited to the existing capital structure of the Company. The letter of intent expired in May 2002.

      In light of the failure of the first proposed transaction with Regent and RWS, the Board of Directors concluded that its present capital structure precluded it from consummating a significant acquisition and determined to recommend a reverse stock split of the Company's Common Stock to the Company's shareholders. Therefore, the Board of Directors called a special meeting of the Company's shareholders, which was held on June 17, 2002 to approve a 1-for-64 reverse stock split of the Company's Common Stock, to be effected by the Company's Board of Directors in connection with one or more other transactions by which new capital or other assets would be infused into the Company. The proposal received shareholder approval, but as of the date of this report the Board has not yet effected the reverse stock split.

      Before the special shareholders meeting, the Company resumed negotiations with Regent and RWS aimed at a second acquisition transaction with Regent and RWS. On May 23, 2002, the Company and RWS executed a new letter of intent based on terms materially different from those described in the January 2002 letter of intent. The Company engaged 17th Street as financial advisor, and Brean Murray & Co., Inc. ("BMC") as the placement agent for ADTI's proposed transactions contemplated by the May 23, 2002 letter of intent.

      Various factors, including but not limited to unusually adverse conditions in the financial markets, prevented the parties from proceeding with the proposed transactions and raising the required capital. On August 31, 2002, the May 23, 2002 letter of intent with RWS expired. In addition, 17th Street and BMC agreed to terminate their agreements with the Company.

      After the second letter of intent expired, the Company resumed its negotiations with Regent and RWS aimed at a new transaction. On September 1, 2002, the Company, RWS and WEH L.L.C., a Regent affiliate, entered into a Contribution Agreement whereby the membership interests in RWS would be contributed to the Company in exchange for 5,250,000 shares of a new series of the Company's preferred stock that would convert into the Company's Common Stock on a 2 preferred for 1 common basis (the "RWS Transaction"). The RWS Transaction is contingent on
(i) the effectiveness of the reverse stock split, (ii) the Company extinguishing the debt associated with its former business through an exchange of a portion of such debt for equity in the Company and an exchange of a portion of such debt for the Company's technology assets; (iii) the conversion of all or substantially all of the Company's Series C Preferred Stock into Common Stock, and (iv) the successful raising of funds in a private placement.

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into Series C Preferred Stock Conversion Agreements with substantially all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology Purchase Agreement with an entity controlled by such debt holders whereby the Company will sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company will retain a 10% royalty interest on any revenues generated from the technology assets in the future.

      The consummation of each of the reverse stock split, RWS Transaction, Series C Transaction, Exchange Transaction and Technology Transaction (collectively, the "Reorganization") is conditioned on (i) the consummation of each of the other transactions, and (ii) the closing of an equity financing by the Company.

      On September 2, 2002, the Company's Board of Directors increased the size of the Board to five members and elected Stephen P. Jarchow of Regent as a member of the Board. On September 3, 2002, Gene W. Schneider and Mark L. Schneider resigned from the Board in order to avoid any potential conflicts of interest which might impede the Company in pursuing financing and business plans in the future and the size of the Board was reduced again to three members.

      While the Reorganization is conditioned on raising necessary capital, and the Company previously has been unable to raise capital under current market conditions, management believes that the Company still has the ability to raise the capital needed to close the Reorganization. The Company is actively negotiating with a new investment banker with significant experience in selling the securities of telecommunication and cable companies to assist the Company in its efforts to raise capital. If an agreement is reached with an investment banker, the Company intends to raise enough funds to complete the Reorganization and to market and operate the post-Reorganization Company.

      There can be no assurances that the Company will be successful in raising capital or closing the Reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

RESEARCH AND DEVELOPMENT

      Approximately $62,000 was spent on research and development by the Company during the fiscal year ended June 30, 2002. These research and development efforts were substantially directed toward exploring and creating a cost effective manufacturing method for assembling fiber optic screens.

MANUFACTURING

      Manufacturing has not been material to the Company's operations to date. However, during the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated a prototype machine to study the feasibility of a new proprietary manufacturing process. Because of a lack of funding, however, the Company has abandoned any further efforts to make this technology commercially successful.

      During the fiscal year ended June 30, 2002, the Company re-focused all business development efforts by the Company toward completing the transactions contemplated by the May 23, 2002 letter of intent, and then toward completing the Reorganization and raising additional capital. All efforts by the Company to support further development of the Company's manufacturing process technologies have been terminated and the Company has agreed that all of the Company's product and manufacturing technologies will be exchanged in connection with the closing of the Reorganization.

COMPETITION

      The Company's Screen technologies targeted three markets that were under-served by competing technologies such as Fiber Optic - Bulb Matrix - Light Emitting Diode (LED) - Plasma Panels - and various Projection Technologies. These technologies were subject to active competition from various companies in the large screen display industry with substantially greater financial resources, human resources and production capabilities than the Company.

      At the inception of the fiscal year ended June 30, 2002, management unsuccessfully sought to have its technologies licensed, partnered or acquired by another company. All such efforts have now been terminated and the Company has agreed to exchange all such technology assets with the Company's note holders in return for the forgiveness of a portion of the outstanding Company debt as part of the Reorganization.

      Management is currently focused on raising the necessary capital and completing the Reorganization of the Company. If the capital is raised and the Reorganization is successful, the Company will face different competitors in the distribution of motion pictures and the creation of new, niche video on demand and cable channel services. The Company will have competition from companies within the motion picture and television industry as well as alternative forms of leisure activities. The Company will compete with motion picture studios of varying sizes, independent production and distribution companies and others for the acquisition and distribution of artistic properties, distribution outlets and the public's interest in its products. Many of the Company's competitors, particularly the major media companies, will have greater financial and other resources than the Company. They are often part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both a means of distributing their products and stable sources of earnings and cash flows. The number of films released by the Company's competitors, particularly the major motion picture studios, in any given period of time, may create an oversupply of product in the market, and that may make it more difficult for the Company's films to succeed. In addition, television networks are now producing many programs internally and this reduces such networks' demand for programming from other parties.

      Although the Company believes it has the ability to raise the capital and complete the Reorganization, there can be no assurance that it will do so. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets, all of which are likely to be distributed to its creditors.

PROPRIETARY RIGHTS

      In the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated one new proprietary manufacturing process. Management believed this new proprietary manufacturing process to be a technical solution for the cost efficient manufacture of fiber optic displays for a multitude of markets and applications. Unfortunately, however, the Company was forced to discontinue its intellectual property development program due to a lack of dedicated funds for these projects. Furthermore, due to the overall lack of capital the Company has ceased maintenance of its patent portfolio and has discontinued efforts to pursue further intellectual property filings.

      The Company's Screen system technologies are based on proprietary fiber optic display and optical image projection technologies either developed or acquired by the Company, covering its technology, products, components, methods of manufacture and assembly processes.

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

      While the Company continued to develop new intellectual property reflecting new product designs and methods of manufacture for the Screens in the first part of the fiscal year ended June 30, 2000, the Company did not expect to generate significant future revenues from the use of intellectual property contained in patents issued prior to June 30, 1999 and has therefore, written off all capitalized costs associated with these patents.

      In the fiscal year ended June 30, 2001, the Company had pursued the development of the large screen video display market through substantial improvements in the Screen's overall design and manufacturing technologies. The Company placed major emphasis on the development of

Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry. In part these efforts resulted in the Company being granted a United States patent titled "Fiber Optic Display System with Enhanced Light Efficiency" allowing a total of 64 claims.

      Also during the fiscal year ended June 30, 2001, the Company successfully completed development of one new proprietary manufacturing process which resulted in the assembly of multiple, defect free, fiber optic modules for use in the VMS prototype Screens. However, this manufacturing process proved to be an ineffective method of building Screens due to labor costs. Therefore, in the fiscal year ended June 30, 2002, this manufacturing method was abandoned and research and development resources were redirected toward the manufacturing method noted in the first paragraph of this section.

      In the fiscal year ended June 30, 2002, the Company's manufacturing process technologies, created through the Company's assembly automation development program, underwent the process of intellectual property capture but funding dedicated to creating additional patents was not available. Therefore these intellectual property assets were held by the Company as trade secrets. However, because of the lack of operating capital, the Company was not able to file for new patents.

      During the fiscal year ended June 30, 2002, the Company re-focused all of its business development efforts toward completing the Reorganization. Therefore, all efforts by the Company to support further development of the Company's intellectual property and maintenance of the Company's patent portfolio have been terminated and the Company has agreed that all of the Company's intellectual property, product technologies and manufacturing technologies will be exchanged with the Company's note holders in return for the forgiveness of a portion of the outstanding Company debt as part of the Reorganization.

      If the Company raises the necessary capital and the Reorganization of the Company is successful, the Company would then rely on a combination of trademark, copyright, trade secret, licensing and contract laws to protect the Film Library and other proprietary information. In the ordinary course of business, the Company could from time to time be subject to claims or litigation to defend against alleged infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If material, such claims or litigation could be costly and divert management's attention. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, or require the Company to seek licenses from third parties, any one of which could have a material adverse effect on the Company's business and results of operations. In addition, the RWS Film Library will be licensed in foreign countries, and the laws of such foreign countries may treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

      Although the Company believes it has the ability to raise the capital and complete the Reorganization in the transactions outlined above, there can be no assurance that it will do so. If the Company is unsuccessful, the Company will be forced to immediately discontinue operations and liquidate its assets.

EMPLOYEES

      As of September 16, 2002, the Company employed two full-time employees who directed business development efforts and conducted administrative functions. If the Reorganization is consummated, the Company may also employ additional staff as required and as working capital permits. The Company also retains various consultants on a contract basis as needed for management, financial, engineering, legal and accounting services.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,146 per month plus operating expenses of $464 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company currently leases the facility on a month-to-month basis. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business and products.

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Company, nor any officers or directors in their capacities as such, are involved in any matters of material litigation as of the date of filing this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's special meeting of shareholders on June 17, 2002, in Englewood, Colorado, the Company's shareholders approved a 1-for-64 reverse stock split of the Company's Common Stock. The Board of Directors retained the right to not to effect the reverse stock split except in connection with one or more transactions by which new capital or other assets are infused into the Company.

      There were 23,774,275 shares of the Company's Common Stock issued and outstanding and entitled to vote at the meeting. Of that number, 16,219,592 were present in person or by proxy at the meeting. The reverse stock split received a vote of 12,968,236 shares for, 3,250,084 against and 1,272 abstaining. Because the approval of a reverse stock split is routine under applicable stock exchange rules, all proxy shares not voted at the meeting by the beneficial holders thereof were voted by the brokers at their discretion. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the proposal were counted as voted in favor or affirmative votes.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table shows the range of high and low bids for ADTI's Common Stock for the last two fiscal years. Since completion of its public offering in 1986, ADTI 's securities have traded over the counter and the Common Stock is currently quoted on the OTC Bulletin Board maintained by the NASD and is listed in the pink sheets maintained by members of the NASD. Trading in the Common Stock of ADTI is very limited at present. The quotations represent prices between dealers as shown on the electronic bulletin board, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

   Fiscal Quarter Ended                   High                      Low
                                          ----                      ---
          2001
   September 30, 2000                   $0.2000                  $0.1500
   December 31, 2000                      .2188                    .1100
   March 31, 2001                         .1100                    .0938
   June 30, 2001                          .2000                    .0700

             2002
   September 30, 2001                   $0.0700                  $0.0600
   December 31, 2001                      .0700                    .0600
   March 31, 2002                         .0900                    .0700
   June 30, 2002                          .1200                    .0300

      As of September 16, 2002 there were approximately 1,749 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.


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

      During the fiscal year ended June 30, 2002, the Company's efforts were initially directed toward raising additional capital for operations with an intent to create a business relationship with an established display industry company possessing manufacturing capabilities, market channels and an interest in licensing, buying, or partnering ADTI's technology.

      The Company has since suspended efforts to further commercialize its products and manufacturing processes. The Company engaged a financial advisor to support the Company's efforts to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, and/or completing a merger or acquisition with another entity. These services were most recently provided by 17th Street Strategic Advisors ("17th Street").

      As a result, in January 2002, the Company entered into a letter of intent with Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment, Inc. ("Regent"), with respect to an acquisition and financing of RWS. Regent is a six-year-old motion picture company that finances, produces and distributes made for television movies and theatrical films. RWS is a company formed in January 2002 that succeeded to Regent's film distribution business and ownership of two specialty theaters. The Company was to issue 40,000,000 shares of its Common Stock to Regent in exchange for RWS and its worldwide distribution rights to Regent's film library (the "Film Library"), and the newly combined entity of ADTI and RWS was to sell $5 million in equity securities concurrently with the closing of that acquisition. In the course of negotiations aimed at a definitive acquisition agreement, however, the parties agreed that the transactions and financial structure described in the letter of intent were impracticable for various reasons, including but not limited to the existing capital structure of the Company. The letter of intent expired in May 2002.

      In light of the failure of the first proposed transaction with Regent and RWS, the Board of Directors concluded that its present capital structure precluded it from consummating a significant acquisition and determined to recommend a reverse stock split of the Company's Common Stock to the Company's shareholders. Therefore, the Board of Directors called a special meeting of the Company's shareholders, which was held on June 17, 2002 to approve a 1-for-64 reverse stock split of the Company's Common Stock, to be effected by the Company's Board of Directors in connection with one or more other transactions by which new capital or other assets would be infused into the Company. The proposal received shareholder approval, but as of the date of this report the Board has not yet effected the reverse stock split.

      Before the special shareholders meeting, the Company resumed negotiations with Regent and RWS aimed at a second acquisition transaction with Regent and RWS. On May 23, 2002, the Company and RWS executed a new letter of intent based on terms materially different from those described in the January 2002 letter of intent. The Company engaged 17th Street as financial advisor, and Brean Murray & Co., Inc. ("BMC") as the placement agent for ADTI's proposed transactions contemplated by the May 23, 2002 letter of intent.

      Various factors, including but not limited to unusually adverse conditions in the financial markets, prevented the parties from proceeding with the proposed transactions and the required capital was not raised by the Company. On August 31, 2002, the May 23, 2002 letter of intent with RWS expired. In addition, 17th Street and BMC agreed to terminate their agreements with the Company.

      After the second letter of intent expired, the Company resumed its negotiations with Regent and RWS aimed at a new transaction. On September 1, 2002, the Company, RWS and W.E.H., LLC, a Regent affiliate, entered into a Contribution Agreement whereby the membership interests in RWS would be contributed to the Company in exchange for 5,250,000 shares of a new series of the Company's preferred stock that would convert into the Company's Common Stock on a 2 preferred for 1 common basis (the "RWS Transaction"). The RWS Transaction is contingent on (i) the effectiveness of the stock split, (ii) the Company extinguishing the debt associated with its former business through an exchange of a portion of such debt for equity in the Company and an exchange of a portion of such debt for the Company's technology assets; (iii) the conversion of all or substantially all of the Company's Series C Preferred Stock into Common Stock, and (iv) the successful raising of funds in a private placement.

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into Series C Preferred Stock Conversion Agreements with substantially all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology Purchase Agreement with an entity controlled by such debt holders whereby the Company will sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company will retain a 10% royalty interest on any revenues generated from the technology assets in the future.

      The consummation of each of the stock split, RWS Transaction, Series C Transaction, Exchange Transaction and Technology Transaction (collectively, the "Reorganization") is conditioned on (i) the consummation of each of the other transactions, and (ii) the closing of an equity financing by the Company.

      On September 2, 2002, the Company's Board of Directors increased the size of the Board to five members and elected Stephen P. Jarchow of Regent as a member of the Board. On September 3, 2002, Gene W. Schneider and Mark L. Schneider resigned from the Board in order to avoid any potential conflicts of interest which might impede the Company in pursuing financing and business plans in the future and the size of the Board was reduced again to three members.

      While the Reorganization is conditioned on raising necessary capital, and the Company previously has been unable to raise capital under current market conditions, management believes that the Company still has the ability to raise the capital needed to close the Reorganization. The

Company is actively negotiating with a new investment banker with significant experience in selling the securities of telecommunication and cable companies to assist the Company in its efforts to raise capital. If an agreement is reached with an investment banker, the Company intends to raise enough funds to complete the Reorganization and to market and operate the post-Reorganization Company.

      There can be no assurance that the Company will be successful in raising capital or closing the Reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be funds or property available for distribution to shareholders in any such liquidation.

RESULTS OF OPERATIONS

      For the fiscal year ended June 30, 2002, the Company reported a net loss of ($1,062,736), or ($.04) per share, compared to a net loss of ($974,468), or ($.04) per share, for fiscal 2001. Net losses before extraordinary gains were ($1,062,736), or ($.04) per share and ($1,032,419), or ($.04) per share, for the fiscal years ended June 30, 2002 and 2001, respectively. The increase in net loss before extraordinary gains for the fiscal year ended June 30, 2002 from 2001 is primarily due to: 1) an increase in general and administrative (G&A) expenses of approximately $324,000; 2) an increase in interest expense of approximately $39,000, which was offset by a decrease in research and development (R&D) expenses of approximately $331,000. The extraordinary gain of approximately $58,000 reported in 2001 resulted in an increase in net loss for the fiscal year ended June 30, 2002 over 2001 of approximately $88,000. The extraordinary gain was due to the extinguishment of certain payables and accruals previously carried on the Company's books totaling $57,951 during the fiscal year ended June 30, 2001 (See Note 9., under Notes to Financial Statements).

      There was no revenue reported from the sale of the Company's product for either fiscal year. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations. The Company reported interest income of $161 and $1,841 for the fiscal years ended June 30, 2002 and 2001, respectively.

      The Company reported G&A expenses of $683,033 and $358,730 for the fiscal years ended June 30, 2002 and 2001, respectively. Depreciation decreased in 2001 by approximately $7,000 due to certain assets being fully depreciated. The Company expensed $75,000 of deferred merger costs to amortization expense in 2002 in connection with the services of a financial advisor originally contracted with the Company in 2001. Professional fees increased by approximately $276,600 for the fiscal year ended June 30, 2002 from 2001 primarily due to an increase in legal and other professional services in connection with: 1) the Company's efforts in licensing, partnering or selling the Company's patent portfolio and other intellectual property assets and/or completing a merger or acquisition with another entity, and 2) costs associated with the annual shareholders meeting. Travel and related expenses decreased by approximately $21,000 for the fiscal year ended June 30, 2002 from June 30, 2001. Other G&A expenses fluctuated slightly resulting in a net increase of the combined remaining G&A expenses of approximately $700.

      Research and development costs decreased from $392,669 for the year ended June 30, 2001 to $61,788 for the year ended June 30, 2002. This decrease of approximately $331,000 is primarily due to management's decision during fiscal year-end 2001 to suspend further commercialization efforts of the product and concentrate on continued development of the Screen and manufacturing processes while efforts were undertaken to license, partner or sell the Company's patent portfolio, proprietary intellectual property and other Company assets. All such efforts have now been terminated and the Company has agreed to exchange all such technology assets with the Company's note holders in return for the forgiveness of a portion of the outstanding Company debt as part of the Reorganization.

      Interest expense increased from $282,861 for 2001 to $321,726 for 2002 primarily due to an increase in notes outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At June 30, 2002, the Company reported negative net worth of $4,782,480 and negative working capital of $4,799,980. The Company will continue to require additional capital for administrative expenses and business development efforts currently being explored on behalf of the Company. Management believes the current core investor will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital through a private placement, (2) complete the Reorganization;
(3) secure funding from outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete the Reorganization, secure funding from outside sources or achieve and maintain profitable operations.

      If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors, including customer acceptance of the Film Library, the resources required to acquire, distribute and exploit the Film Library and to develop new cable channels, the resources required to develop its marketing and sales organization, and other factors. The Company believes that cash flow from operations, coupled with the raising of the necessary capital, and any funds that may become available under other debt financing arrangements will be adequate to meet the Company's obligations and commitments, and will enable the Company to continue to conduct its operations in accordance with its current business plan. The Company's belief as to the adequacy of its capital resources is based in part on the assumption that the distribution revenues from the Film Library will materialize as presently anticipated. There can be no assurance that cash flow will be as projected or that the Company's capital requirements will not be materially greater than currently planned. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, it may be required to reduce the scope of its operations or its anticipated expansion, either of which could have a materially adverse effect on the Company.

      Cash flows from financing activities for the fiscal year ended June 30, 2002 consisted of the issuance 10% demand notes to shareholders totaling $480,000. All of these advances have come from related parties. Cash flows from financing activities for the fiscal year ended June 30, 2001 consisted of the issuance of 10% convertible, redeemable promissory notes to shareholders totaling $616,212 and 10% demand notes totaling $70,000. Substantially all of this financing was used for operations during each fiscal year. The 10% convertible, redeemable promissory notes are due October 15, 2002 and are convertible, at the option of the noteholder, into shares of the Company's Common Stock at rates ranging from $.05 to $0.30 per share. These notes are unsecured. The Company has the right to call these Notes after one year and the noteholders have 30 days in which to convert if these Notes are called by the Company. The Company may elect to pay interest on any of these Notes converted in cash or by issuance of additional shares of the Company's Common Stock. Cash flows from financing activities for the year ended June 30, 2002 were used primarily for operating expenses and professional fees in assisting the Company with its technology development and business development activities described above. Cash flows from financing activities for the year ended June 30, 2001 were used for ongoing product and manufacturing process development, operating expenses and investments in capital equipment.

      At June 30, 2002, the Company reported current assets of $30,733 and a working capital deficit. Current liabilities exceeded current assets by $4,799,980. At June 30, 2002, current liabilities consisted of $2,911,079 of convertible, redeemable notes payable to shareholders, $550,000 of demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans, 2) interest on the outstanding convertible, redeemable promissory notes, 3) product design and development, and
4) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $965,000. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of Common Stock. In addition, management intends to negotiate settlement on approximately $67,385 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to the fiscal year ended June 30, 2002, the Company sold an aggregate of $160,000 of additional 10% demand notes. While there can be no assurance of the continuing availability of such financing, management believes the current core investor will continue to fund the Company's operations through the second quarter of fiscal year-end 2003.

      There can be no assurance that the Company will be successful in raising capital or closing the Reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

ITEM 7.  FINANCIAL STATEMENTS

      See indexes to financial statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth certain information as to each director and executive officer of ADTI as of September 2, 2002:

Directors and Officers        Age          Position With ADTI
----------------------        ---          ------------------
Gene W. Schneider(1)           76          Chairman of the Board and Director

Matthew W. Shankle(2)          42          President and Director

Lawrence F. DeGeorge           58          Director

Mark L. Schneider(1)(2)        47          Director

Stephen P. Jarchow             51          Director

(1) Messrs. Gene W. Schneider and Mark L. Schneider resigned as members of the Board of Directors effective September 3, 2002.
(2) Matthew W. Shankle is the son-in-law of Gene W. Schneider and the brother-in-law of Mark L. Schneider.
(3) Mark L. Schneider is the son of Gene W. Schneider and the brother-in-law of Matthew W. Shankle.

BUSINESS EXPERIENCE FOR EXECUTIVE OFFICERS AND DIRECTORS:

     LAWRENCE F. DEGEORGE - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991, Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Mr. DeGeorge served as a director of UGC from June 1997 until 1999. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services

      MATTHEW W. SHANKLE - Mr. Shankle was appointed as the Company's President effective September 11, 1998 and as a Director effective October 3, 1997 from which time he also served as a Vice President of the Company. He is responsible for the overall day-to-day operations and strategic direction of the Company in conjunction with the Board of Directors. From June 1996 to September

1997, he served as a consultant to the Company for product research and development (R&D). He is also currently responsible for leading the business development effort of the Company. From 1995 to 1997, Mr. Shankle served as an operations consultant for several high tech R&D/manufacturing subsidiaries of Telxon Corporation, a NASDAQ listed company. From 1992 to 1995, Mr. Shankle was employed by Virtual Vision, Inc. as the R&D/manufacturing facility development specialist. Mr. Shankle began his career at Lockheed Missiles and Space in the San Diego area.

      STEPHEN P. JARCHOW - Mr. Jarchow was appointed a Director effective September 2, 2002. He is a well-regarded senior motion picture executive with over 25 years of experience in successful real estate and entertainment ventures. He has been involved in the production and/or distribution of over 60 motion pictures, as well as the building of a library of over 3,500 motion pictures. He practiced law for several years and subsequently was a partner with a large real estate development company and a senior managing director with a major investment banking firm. He has been a participant in over 200 real estate partnerships and a principal in over $2 billion in financings. He has taught Entertainment Law for many years and is the author of five books and numerous articles and monographs.

      GENE W. SCHNEIDER -Mr. Schneider was appointed a Director effective September 16, 1997 and as Chairman of the Board of Directors on October 3, 1997. Mr. Schneider resigned from the Board of Directors on September 3, 2002. Since 1989, Gene W. Schneider has served as Chairman and/or Chief Executive Officer of UnitedGlobalCom, Inc. ("UGC"), a NASDAQ listed Company that provides multichannel television services in Europe, Asia/Pacific, and South America. Prior to that, Mr. Schneider was a Director and Officer of United Cable Television Corporation, a NYSE company, and its predecessors since inception. United Cable merged with several entities including United Artists Communications to form United Artists Entertainment Company ("UAEC"), a publicly-traded company, where Mr. Schneider was Chairman until 1991, when UAEC merged with Tele-Communications, Inc. Mr. Schneider is currently on the board of five private corporations in addition to being on the board of UGC.

     MARK L. SCHNEIDER - Mr. Schneider was appointed a Director effective September 16, 1997. Mr. Schneider resigned from the Board of Directors on September 3, 2002. Mr. Schneider is currently a member of the Office of the Chairman of UGC. He is one of UGC's original Founders and has been a Director of UGC since its inception. From 1989 to December, 1996, Mr. Schneider served as President or a consultant to UGC. Prior to 1989, Mr. Schneider was a Vice President of Corporate Development of United Cable Television Corporation in international and domestic acquisitions. Mr. Schneider also held numerous positions as legislative counsel in Washington, D.C.

COMPLIANCE WITH SECTION 16.

      During the fiscal year ended June 30, 2002, there was no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company which failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION

      The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company, the Company's only executive officer.

                             SUMMARY COMPENSATION

                      Year Ended                    Other Annual
     Name              June 30,    Salary    Bonus  Compensation    Total
------------------    ----------   ------    -----  ------------    -----
Matthew W. Shankle       2002     $93,077     -0-       -0-        $93,077
President and CEO        2001     $83,827     -0-       -0-        $83,827
                         2000     $75,808     -0-       -0-        $75,808


                 AGGREGATED OPTION/SAR VALUES AT JUNE 30, 2000

                        Number of                                     Value of
                        Securities                                  Unexercised
                        underlying                 Options/SARs    in-the-money
                       Unexercised   Options/SARs      Not         options/SARs
Name                   Options/SARs  Exercisable   Exercisable     ($)    (1)

Matthew W. Shankle     500,000         500,000         -0-           $  -0-


(1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2002 of $.04.


COMPENSATION OF DIRECTORS

      During the fiscal year ended June 30, 2002 no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.

INCENTIVE PLANS

EQUITY INCENTIVE PLAN

      On September 18, 1997, the Board adopted, subject to shareholder approval, an Equity Incentive Plan (the "Plan") and reserved 2,500,000 shares of the Company's Common Stock for issuance under this Plan. The purposes of this Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the operations of the Company by relating incentive compensation to increases in shareholder value, so that the income of those participating in the Plan is more closely aligned with the income of the Company's shareholders. The Plan is also designed to provide a financial incentive that will help the Company attract, retain and motivate the most qualified employees and consultants. The Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, stock bonuses, stock units and other stock grants.

      As of June 30, 2002 there were 500,000 options outstanding and exercisable under this Plan at an exercise price of $.1615 per share which expire in 2008.

      This Plan has not been approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are nonqualified options under the Internal Revenue Code.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

      The following table sets forth as of September 2, 2002, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. The voting securities of the Company consist of
(i) Common Stock which is entitled to one vote per share, and (ii) Series C Preferred Stock which has no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote per share with respect to only those matters on which holders of Series C Preferred Stock are entitled to vote by law. As of September 2, 2002, the Company had outstanding 23,774,275 shares of Common Stock. Unless otherwise stated, all shares are owned directly by the reporting person. For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common or Series C Preferred Stock outstanding on such date plus the aggregate amount of Common Stock which could be issued upon the exercise of options or conversion of the Series C Preferred Stock within 60 days of such date.

      The numbers shown in the table do not reflect the 1-for-64 reverse stock split approved by the Company's shareholders which has not been declared effective by the Board of Directors.

                                                       Amount and                                     Amount and
                                                       nature of                                      nature of
Name and address of                    Title of        Beneficial      Percent         Title of       Beneficial      Percent
 Beneficial owners                      Class          Ownership       of Class         Class         Ownership      of Class
------------------                     ----------     ----------       --------        ---------      ----------     ---------
William W. Becker                      Common          1,873,369        7.88%          Preferred       197,278        10.70%
Box 143                                $.001 Par
Grand Cayman Island                    ("Common")
British West Indies

Lawrence F. DeGeorge (1)               Common (2)     17,616,636       47.35%          Preferred             0          .00%
Phillips Point , East Tower
777 South Flagler Drive, Suite 800
West Palm Beach, FL 33401

Bruce H. Etkin                         Common (3)      3,912,267       16.01%          Preferred       341,978        18.55%
1512 Larimer St., No. 325
Denver, CO 80202

G. Schneider Holdings, Co.             Common          4,941,959       20.79%          Preferred       520,420        28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Gene W. Schneider (1)                  Common (4)     18,079,862       48.98%          Preferred (4)   520,420        28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Louise H. Schneider                    Common (5)      4,941,959       20.79%          Preferred (5)   520,420        28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Mark L. Schneider (1)                  Common (6)     14,762,306       47.49%          Preferred (6)   784,652        42.55%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Carla G. Shankle                       Common (7)      4,941,959       20.79%          Preferred (7)   520,420        28.22%
7334 South Alton Way
Building 14, Suite F
Englewood, CO 80112

Matthew W. Shankle (1)                 Common (8)        500,000        2.06%          Preferred             0          .00%
7334 South Alton Way
Building 14, Suite F
Englewood,  CO 80112

Tina M. Wildes                         Common (9)      4,941,959       20.79%          Preferred (9)   520,420        28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Stephen P. Jarchow(1)                  Common                  0        0.00%          Preferred             0          .00%
8411 Preston Road, Suite 650
Dallas, Texas 75225

All executive officers and             Common (10)    46,016,845       79.12%          Preferred (11)  784,652        42.55%
directors as a group
(5 persons)

(1)  Officer or director.

(2) Includes 13,434,127 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at prices ranging from $.05 to $.30 per share until October 15, 2002 unless the notes are called sooner by the Company.

(3) Includes 664,811 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at $.1615 per share until October 15, 2002 unless the notes are called sooner by the Company.

(4) Includes 13,137,902 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the notes are called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(5) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(6) Includes 7,311,174 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the executive committee.

(7) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(8) Includes 500,000 options to purchase Common Stock at $0.1615 per share, which expire in 2008.

(9) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(10) Includes 33,883,203 shares underlying convertible promissory notes and interest thereon. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes options to purchase 500,000 shares of Common Stock that are currently exercisable at $.1615 per share and which expire in 2008. Also includes 4,941,959 shares owned by G. Schneider Holdings Co.

(11) Includes 520,420 shares of Preferred Stock owned by G. Schneider Holdings
     Co.

CHANGES IN CONTROL

      The Company knows of no arrangement or events, the occurrence of which may result in a change in control, other than the consummation of the Reorganization, as described above. If the Reorganization is consummated, Stephen P. Jarchow and Paul Colichman will have a majority of the voting rights of the Company and will be able to control the election of directors and other issues referred to, or within the indirect control of, the Company's shareholders immediately after the Reorganization.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of September 2, 2002, Gene W. Schneider, Mark L. Schneider, Lawrence F. DeGeorge, Matthew W. Shankle and Stephen P. Jarchow were Directors of ADTI.

      As of October 15, 2002, Messrs. Gene Schneider, Larry DeGeorge and Mark Schneider have loaned $1,144,353, $1,207,030 and $476,710, respectively, including certain accrued interest, for which they received 10% convertible, redeemable promissory notes of the Company with conversion rates from $.05 to $.30. In addition, Messrs. Gene Schneider and Larry DeGeorge have loaned $115,000 and $595,000, respectively, for which they received 10% demand notes. Interest expense associated with notes to directors was $313,315 and $274,750 for the fiscal years ended June 30, 2002 and 2001, respectively. As of June 30, 2002, $925,770 of interest expense had accrued on these notes.

      Messrs. Gene Schneider, through G. Schneider Holdings Co., and Mark Schneider currently own shares of the Company's Series C Preferred Stock and are parties to the Series C Preferred Stock Conversion Agreement. Messrs. Schneider, DeGeorge and Schneider currently hold ADTI debt and are parties to the Debt Exchange Agreement.

      Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.

      At June 30, 2002, the Company had payables totaling $134,495 due to entities with which officers or directors are affiliated.

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

3.2 Amended and Restated Bylaws of ADTI (incorporated by reference, Registration Statement on Form S-18, File No. 2-164-D-33 and Annual Report on Form 10-KSB for the fiscal year ended September 30, 1986).

3.3 Form of Certificate of Designation and Determination of Preference of Series A Convertible Preferred Stock as filed with the Colorado Secretary of State on January 4, 1990 (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended September 30, 1989).

3.4 Corrected Articles of Amendment to the Articles of Incorporation dated August 5, 1994. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

3.5 Articles of Amendment to the Company's Articles of Incorporation regarding designation of the Series C Preferred Stock (incorporated by reference, Form 8-K dated May 21, 1997.)

4.1 Specimen certificate for Common Stock, par value $.001 per share of ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended September 30, 1987).

4.2 Form of Convertible, Redeemable Promissory Note (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1999).

4.3 Form of Warrant For the Purchase of Shares of Common Stock issued to Tucker Anthony Sutro Capital Markets, Inc. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 2001).

10.1 1997 Equity Incentive Plan dated September 18, 1997 (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30,
     1997).

10.2 Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1997).

10.3 Letter of Intent with Regent Worldwide Sales, LLC dated May 23, 2002 (incorporated by reference, Form 8-K dated May 23, 2002).

*99.1 Certification of President, Chief Executive and Financial Officer.

*  Filed with this report

REPORTS ON FORM 8-K.

ADTI filed a Form 8-K dated May 23, 2002 under Item 5 to report a Letter of Intent with Regent Worldwide Sales, LLC.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/S/ MATTHEW W. SHANKLE                                Date:   OCTOBER 15, 2002
---------------------------                                -------------------
By:   Matthew W. Shankle
      President
      (President, Chief Executive, Financial Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LAWRENCE F. DEGEORGE                              Date:   OCTOBER 15, 2002
--------------------------                                 -------------------
By:   Lawrence F. DeGeorge
      Director

/S/ MATTHEW W. SHANKLE                                Date:   OCTOBER 15, 2002
--------------------------                                 -------------------
By:   Matthew W. Shankle
      Director

                                                      Date:
--------------------------                                 -------------------
By:   Stephen P. Jarchow
      Director

                                  CERTIFICATION


      I, Matthew W. Shankle, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Advance Display Technologies, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Annual Report.




Date:    October 15, 2002


/s/ MATTHEW W. SHANKLE
-------------------------------------------------
Matthew W. Shankle
President, Chief Executive and Financial Officer

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT................................................F-2

BALANCE SHEET - June 30, 2002 ..............................................F-3

STATEMENTS OF OPERATIONS - For the Years Ended June 30, 2002 and 2001, and
  Cumulative from Inception (March 15, 1995) through June 30, 2002..........F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - For the Period from
  Inception (March 15, 1995) through June 30, 2002..........................F-5

STATEMENTS OF CASH FLOWS - For the Years Ended June 30, 2002 and 2001, and
  Cumulative from Inception (March 15, 1995) through June 30, 2002..........F-6

NOTES TO THE FINANCIAL STATEMENTS...........................................F-7

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the balance sheet of Advance Display Technologies, Inc. as of June 30, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and for the period from inception (March 15, 1995) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period from inception (March 15, 1995) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

HEIN + ASSOCIATES LLP

Denver, Colorado

August 19, 2002, except for the third paragraph of Note 1, for which the date is October 14, 2002.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   ASSETS

CURRENT ASSETS:
   Cash                                                          $   22,720
   Other current assets                                               8,013
                                                                 ----------
      Total current assets                                           30,733

PROPERTY AND EQUIPMENT, net                                          17,500
                                                                 ----------
TOTAL ASSETS                                                     $   48,233
                                                                 ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable:
      Trade                                                      $  231,008
      Related Party                                                 134,495
   Current portion of notes payable - related party                 550,000
   Convertible, redeemable promissory notes payable -             2,911,079
   related party
   Accrued interest payable - related parties                       964,897
   Other accrued liabilities                                         39,234
                                                                 ----------
      Total current liabilities                                   4,830,713

COMMITMENT AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000 shares
      authorized, 1,843,900 shares issued and outstanding
      (liquidation preference of $2,765,850)                          1,844
   Common Stock, $.001 par value, 100,000,000 shares

      authorized, 23,774,275 shares issued and outstanding           23,775
   Additional paid-in capital                                     4,443,770
   Deficit accumulated during the development stage              (9,251,869)
                                                                 ----------
      Total stockholders' deficit                                (4,782,480)
                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   48,233
                                                                 ==========

             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                   CUMULATIVE
                                                                      FROM
                                                                   INCEPTION
                                                                (MARCH 15, 1995)
                                        FOR THE YEARS ENDED         THROUGH
                                              JUNE 30,              JUNE 30,
                                     -------------------------    -----------
                                         2002          2001           2002
                                     -----------   -----------    -----------

CONSULTING REVENUE                   $         -   $         -    $    30,200

OTHER INCOME:
   Related party interest income               -             -        162,761
   Other interest income                     162         1,841          7,957
   Settlement income                       3,418             -        178,418
   Other                                       -             -            550
                                     -----------   -----------    -----------
      Total revenue and other income       3,580         1,841        379,886

COSTS AND EXPENSES:
   General and administrative            683,033       358,730      3,187,742
   Research and development               61,557       392,669      3,944,679
   Impairment of intangible assets             -             -        451,492
   Interest expense - related party      321,726       282,861      2,376,627
                                     -----------   -----------    -----------
      Total costs and expenses         1,066,316     1,034,260      9,960,540
                                     -----------   -----------    -----------

LOSS BEFORE EXTRAORDINARY GAIN        (1,062,736)   (1,032,419)    (9,580,654)

EXTRAORDINARY GAIN DUE TO
   FORGIVENESS OF DEBT                        -         57,951        328,785
                                     -----------   -----------    -----------
NET LOSS                             $(1,062,736)  $  (974,468)   $(9,251,869)
                                     ===========   ===========    ===========
NET LOSS PER COMMON SHARE (BASIC
   AND DILUTIVE):
      Loss before extraordinary
      gain                           $      (.04)  $      (.04)
      Extraordinary gain                       -            -
                                     -----------   -----------
      Net loss                       $      (.04)  $      (.04)
                                     ===========   ===========

WEIGHTED AVERAGE SHARES OF COMMON
   STOCK OUTSTANDING                  23,774,275    23,774,275
                                     ===========   ===========

             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2002

                                    PREFERRED STOCK         COMMON STOCK        ADDITIONAL    DEFERRED
                                  -------------------   ---------------------     PAID-IN      MERGER     ACCUMULATED
                                   SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL      COSTS        DEFICIT        TOTAL
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, March 15, 1995                   -   $     -            -   $      -   $         -   $       -   $          -  $         -
(Inception)
   Capital contributions                  -         -      697,095        697        90,971           -              -       91,668
   Net loss                               -         -            -          -             -           -           (286)        (286)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 1995                    -         -      697,095        697        90,971           -           (286)      91,382
   Capital contributions                  -         -       87,141         87        11,372           -              -       11,459
   Net loss                               -         -            -          -             -           -        (24,430)     (24,430)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 1996                    -         -      784,236        784       102,343           -        (24,716)      78,411
   Conversion of debt to common
   stock and issuance of
   preferred stock pursuant to
   acquisition of Display
   Group, LLC and Display
   Optics, Ltd.                   1,843,900     1,844   20,559,687     20,560     2,351,160           -              -    2,373,564
   Net loss                               -         -            -          -             -           -     (2,718,839)  (2,718,839)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 1997            1,843,900     1,844   21,343,923     21,344     2,453,503           -     (2,743,555)    (266,864)
   Debt convertible at below
   market                                 -         -            -          -     1,013,933           -              -    1,013,933
   Conversion of debt to common
   stock                                  -         -    4,182,509      4,183       545,817           -              -      550,000
   Retirement of shares in
   settlement                             -         -     (350,000)      (350)          350           -              -            -
   Employee stock options issued
   for services                           -         -            -          -       214,125           -              -      214,125
   Net loss                               -         -            -          -             -           -     (2,971,929)  (2,971,929)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 1998            1,843,900     1,844   25,176,432     25,177     4,227,728           -     (5,715,484)  (1,460,735)
   Retirement of shares in
   settlement                             -         -   (1,402,157)    (1,402)        1,402           -              -            -
   Net loss                               -         -            -          -             -           -       (582,813)    (582,813)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 1999            1,843,900     1,844   23,774,275     23,775     4,229,130           -     (6,298,297)  (2,043,548)
   Debt convertible at below
      market                              -         -            -          -       139,640                          -      139,640
   Net loss                               -         -            -          -             -           -       (916,368)    (916,368)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 2000            1,843,900     1,844   23,774,275     23,775     4,368,770           -     (7,214,665)  (2,820,276)
   Warrants issued for prepaid
   services                               -         -            -          -        75,000     (75,000)             -            -
   Net loss                               -         -            -          -             -           -       (974,468)    (974,468)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 2001            1,843,900   $ 1,844   23,774,275   $ 23,775   $ 4,443,770   $ (75,000)  $ (8,189,133) $(3,794,744)
   Amortization of deferred
   merger costs                                                                                  75,000                      75,000
   Net loss                               -         -            -          -             -           -     (1,062,736)  (1,062,736)
                                  ---------   -------   ----------   --------   -----------   ---------   ------------  -----------
BALANCE, June 30, 2002            1,843,900   $ 1,844   23,774,275   $ 23,775   $ 4,443,770   $       -   $ (9,251,869) $(4,782,480)
                                  =========   =======   ==========   ========   ===========   =========   ============  ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                                 INCEPTION
                                                                                              (MARCH 15, 1995)
                                                                    FOR THE YEARS ENDED           THROUGH
                                                                          JUNE 30,                JUNE 30,
                                                                 --------------------------   ----------------
                                                                     2002           2001           2002
                                                                 -----------     ----------   ----------------
Net loss                                                         $(1,062,736)    $ (974,468)    $(9,251,869)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Acquired research and development expense                                -              -       2,536,494
    Impairment of intangibles                                              -              -         451,492
    Depreciation and amortization of                                   7,443         14,784         273,233
      property and equipment
    Amortization of deferred merger costs                             75,000              -          75,000
    Stock option compensation expense                                      -              -         214,125
    Interest expense related to debt discount                              -              -       1,153,573
    Loss on sale of property and equipment                                 -              -           5,445
    (Increase) decrease in:
      Inventory                                                            -              -           6,048
      Other current assets                                            (3,356)             -        (139,498)
    Increase (decrease) in:
      Accounts payable                                               183,216         38,380        ( 80,347)
      Accrued interest payable to stockholders                       321,725        281,649       1,150,100
      Other accrued liabilities                                       15,981        (41,869)        (61,311)
                                                                 -----------     ----------     -----------
    Net cash used in operating activities                           (462,727)      (681,524)     (3,667,515)
                                                                 -----------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                ( 1,180)       (16,071)       (125,068)
  Proceeds from sale of property and equipment                             -              -          17,030
  Advances to affiliates                                                   -              -        (932,925)
  Purchase of note receivable and security interest                        -              -        (225,000)
  Cash received in acquisition                                             -              -         303,812
                                                                 -----------     ----------     -----------
    Net cash used in investing activities                            ( 1,180)       (16,071)       (962,151)
                                                                 -----------     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                                    -              -         103,127
  Proceeds from notes payables to stockholder                        480,000        686,212       4,249,754
  Proceeds from line-of-credit                                             -              -         299,505
                                                                 -----------     ----------     -----------
    Net cash flows provided by financing activities                  480,000        686,212       4,652,386
                                                                 -----------     ----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      16,093        (11,383)         22,720

CASH AND CASH EQUIVALENTS, Beginning of Period                         6,627         18,010               -
                                                                 -----------     ----------     -----------
CASH AND CASH EQUIVALENTS, End of period                            $ 22,720     $    6,627     $    22,720
                                                                 ===========     ==========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                     $         -     $        -     $    26,570
                                                                 ===========     ==========     ===========
    Taxes                                                        $         -     $        -     $         -
                                                                 ===========     ==========     ===========
  Non-cash transactions:
    Issuance of common stock for acquisition of Display
      Group, LLC and Display Optics, Ltd. and conversion
      of convertible debt                                        $         -     $        -     $ 2,199,026
                                                                 ===========     ==========     ===========
    Issuance of warrants for prepaid services                    $         -     $   75,000     $    75,000
                                                                 ===========     ==========     ===========
    Conversion of notes payable stockholders to common stock     $         -     $        -     $   550,000
                                                                 ===========     ==========     ===========
    Conversion of interest payable on notes to notes payable     $         -     $    1,212     $    12,354
                                                                 ===========     ==========     ===========
    Retirement of shares in settlement                           $         -     $        -     $     1,402
                                                                 ===========     ==========     ===========
    Extinguishment of debt                                       $         -     $   57,951     $   328,785
                                                                 ===========     ==========     ===========

             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND NATURE OF OPERATIONS - Advance Display Technologies, Inc.'s ("ADTI" or the "Company") business activity was to develop and manufacture full color video and other display screen systems (the "Screen"). The Company has since suspended efforts to further commercialize its products and manufacturing processes. The Company has not commenced principal operations and is therefore in the development stage.

     DEVELOPMENT STAGE COMPANY/GOING CONCERN/SUBSEQUENT EVENT - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $4,799,980 as of June 30, 2002. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     Subsequent to the fiscal year ending June 30, 2002, the Company entered into an agreement to acquire all of the outstanding membership interests of Regent Worldwide Sales, in exchange for 336,000,000 (pre-split) shares of its Series D preferred stock, convertible into 2,625,000 (post-split) shares of the Company's Common Stock. RWS is in the film distribution business. The acquisition of RWS by the Company is contingent upon the Company successfully completing a series of related transactions, including the following: (1) a 1-for-64 reverse stock split of the Common Stock; (2) the conversion of all or substantially all of the Company's Series C Preferred Stock into shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), on a 1-for-1 basis (pre-split); (3) the cancellation of substantially all of the Company's notes payable in exchange for right to its technology and the issuance of shares of approximately 22,166,000 shares of Common Stock (pre-split); and (4) a private placement of Common Stock for gross proceeds of approximately $8,250,000 to finance the business of RWS going forward.

     The Company will continue to require additional capital for administrative expenses. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to successfully complete its acquisition of RWS, including completing a series of related transactions, as described above and ultimately achieving and maintaining profitable operations. If the Company is unsuccessful in completing its acquisition of RWS, the Company intends to discontinue operations and liquidate its assets.

     CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2002 and June 30, 2001 was $7,443 and $14,784, respectively.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The interest rate associated with related party notes payable and other debt is considered to be significantly less than an interest rate that the Company could obtain from third parties. Due to the financial condition of the Company (see Note 1), management of the Company is unable to determine whether third party financing is currently available to the Company at any interest rate. As such, the Company is unable to determine the fair value of these financial instruments as of June 30, 2002.

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

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

     LOSS PER SHARE - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2002 and 2001 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2002 and 2001 was anti-dilutive.

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

     RECENT PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoptions of SFAS 141 and 142 are not expected to have a material effect on the Company's financial position or results of its operations.

     In June 2001, the FASB approved for issuance Statements of Financial Accounting Standards No. 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and, 5) financial statement disclosures. SFAS 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt SFAS 143 effective July 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143, if any, will be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position or results of operations.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

     In October 2001, the FASB approved for issuance Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at June 30, 2001:

          Equipment                                               $    99,379
          Office furniture                                             26,553
                                                                  -----------
                                                                      125,932

          Less accumulated depreciation and amortization             (108,432)
                                                                  -----------
                Property and equipment, net                       $    17,500
                                                                  ===========

3.   NOTES PAYABLE - RELATED PARTIES:

     At June 30, 2002, the Company had $2,911,079 of notes payable to investors which mature on October 15, 2002 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, $1,173,725 at a rate of $.1615 per share, $320,000 at a rate of $.20 per share, $146,212 at a rate of $.18 per share, $740,242 at a rate of $.05 per share, and $530,900 at a rate of $.30 per share. The Company also had $550,000 of non-convertible notes payable to investors, at June 30, 2002 that are due on demand and accrue interest at 10% per annum. Subsequent to June 30, 2002, the Company issued additional notes totaling $160,000. Notes payable totaling $3,461,079 and $964,897 of accrued interest payable at June 30, 2002 were to directors of the Company or owners of more than 5% of the Company's common stock. Interest expense associated with notes to directors and owners of more than 5% of the Company's common stock was $321,726 and $282,861 for the years ended June 30, 2002 and 2001, respectively.

     All the notes payable mature in fiscal year-end 2003.

4.   COMMITMENT:

     OFFICE LEASE - The Company leases office and warehouse facilities on a month to month basis. Total rental expense was $18,400 and $17,452 for the years ended June 30, 2002 and 2001, respectively.

     The Company's current monthly rent payments are approximately $1,611.

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

     A summary of stock option activity is as follows:

                                                 2002                        2001
                                        ----------------------     ------------------------
                                                    Weighted                      Weighted
                                                     Average                       Average
                                         Number     Exercise        Number        Exercise
                                        of Shares     Price        of Shares        Price
                                        ---------   ----------     ---------     ----------

     Outstanding, beginning of year      500,000       $.16         850,000         $.13

          Granted                              -       $  -               -         $  -
          Canceled                             -       $  -        (350,000)        $.10
                                         -------                   --------

     Outstanding, end of year            500,000       $.16         500,000         $.16
                                         =======                   ========

      At June 30, 2002, all of these options were exercisable (at a weighted average exercise price of $.16) and will expire in 2008 if not previously exercised.

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

                                                         Year Ended June 30,
                                                      ------------------------
                                                          2002        2001
                                                      ------------ -----------
        Net loss applicable to common stockholders:
          As reported                                 $(1,062,736) $ (974,468)
          Pro forma                                   $(1,062,736) $ (998,825)
        Net loss per common share:
          As reported                                 $      (.04) $     (.04)
          Pro forma                                   $      (.04) $     (.04)


     For the years ended June 30, 2002 and 2001, there were no options granted.

      PREFERRED STOCK - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

      As of June 30, 2002, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all of the Preferred Stock, at its option, at the Preferred Stock's liquidation value of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


6.    WARRANTS:

      In May 2001, the Company entered into an agreement with an investment banking service company (the "Investment Company"). The agreement stipulates that the Investment Company would identify an acceptable merger candidate for Advance Display Technologies, Inc. For these services, the Company granted warrants to purchase 500,000 shares of common stock exercisable at $.15 per share, which was the closing price of the Company's common stock on the date of execution of the agreement. The warrants have a weighted average exercise price of $.15 and are exercisable effective at the execution of the agreement (May 2001) and expire in May 2006. No other warrants were granted during fiscal 2001 or 2002 and no warrants have been exercised or forfeited. The estimated fair value of these warrants was determined using the Black Scholes option pricing model. Significant assumptions include a risk-free interest rate of 6%, expected volatility of 736%, and that no dividends would be declared during the expected term (5 years) of the warrants. The estimated fair value for the 500,000 warrants issued for services amounted to $75,000, which was recorded as deferred merger costs as a component of stockholders' equity. The deferred merger costs were amortized over the period the services were provided.

7.    INCOME TAXES:

      A long-term deferred tax asset totaling approximately $6,649,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance decreased by approximately $524,000 during 2001 mainly as a result of the decrease in net operating loss carryforward.

      The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

      A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal and state effective income tax rate is as follows at June 30:

                                                                               2002        2001
                                                                            ---------   ----------
           Computed expected tax benefit                                    $ 394,000   $  361,000
           (Increase) decrease in tax benefit (expense) resulting from:
             Non-deductible expenses                                                -      (58,000)
             Expiration of NOL                                               (918,000)    (163,000)
             (Increase) reduction in valuation
               allowance related to net operating loss
               carryforwards and change in temporary
               differences                                                    524,000     (140,000)
                                                                            ---------   ----------
                                                                            $       -   $        -
                                                                            =========   ==========

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


     As of June 30, 2002, the Company has accumulated net operating loss carryforwards of approximately $17,580,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2017 if not utilized sooner.

8.   RELATED PARTY TRANSACTIONS:

     At June 30, 2002, the Company had payables totaling $134,495 due to related entities (mainly an officer family member and companies with common directors) of the Company. Also see Note 3 for additional related party transactions.

9.   EXTRAORDINARY GAIN ON DEBT FORGIVENESS:

     During the year ended June 30, 2001, $57,951 of sales and use taxes payable dating back a number of years was forgiven. The Company recorded the debt forgiveness as an extraordinary gain. There was no tax consequence related to this extraordinary gain as a result of the Company's net loss and a valuation allowance associated with the Company's deferred tax asset.