Form 10QSB
period 2002-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2002-11-15
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2002

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
               ACT

           For the transition period from ____________ to ____________

                         Commission file number: 0-15224

                       Advance Display Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Colorado                         84-0969445
         ---------------------------        -------------------------
           (State of incorporation)           (IRS Employer ID number)

         7334 South Alton Way, Building 14, Suite F, Englewood, CO 80112
         -------------------------------------------------------------
             (Address of principle executive offices)   (Zip Code)

                                 (303) 267-0111
                -------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES   X          NO
          -------         --------

As of November 14, 2002, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                        PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets (unaudited) -
            September 30, 2002 and June 30, 2002.............................1

         Statements of Operations (unaudited
            Three months ended September 30, 2002 and 2001 and for
            the period from March 15, 1995, inception, to
            September 30, 2002...............................................2

         Statements of Cash Flows (unaudited)
            Three months ended September 30, 2002 and 2001 and for
            the period from March 15, 1995, inception, to
            September 30, 2002...............................................3

         Notes to Financial Statements (unaudited).........................4-5

Item 2.  Management's Discussion and Analysis or Plan of Operations........6-9

Item 3.  Controls and Procedures............................................10


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................10

            Signatures......................................................11

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    June 30,
                                                      2002           2002
                                                  ------------    ----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                           $     6,076     $   22,720
   Other current assets                                14,916          8,013
                                                  -----------     ----------
      Total current assets                             20,992         30,733

PROPERTY AND EQUIPMENT                                125,931        125,931
   Less:  Accumulated depreciation                   (110,028)      (108,431)
                                                  -----------     ----------
      Net Property and Equipment                       15,903         17,500
                                                  -----------     ----------

      TOTAL ASSETS                                $    36,895     $   48,233
                                                  ===========     ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable
     Trade                                        $   268,501     $  231,008
     Related party                                    122,729        134,495
   Current portion of notes payable-related party     640,000        550,000
   Convertible, redeemable promissory notes
     payable-related party                          2,911,079      2,911,079
   Accrued interest-related parties                 1,054,146        964,897
   Other accrued liabilities                           40,830         39,234
                                                  -----------     ----------
      Total current liabilities                     5,037,285      4,830,713

COMMITMENT AND CONTINGENCY (NOTE 1.)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
     shares authorized, 1,843,900 shares issued
     and outstanding (liquidation preference of
     $2,765,850)                                        1,844          1,844

   Common stock, $.001 par value, 100,000,000
     shares authorized, 23,774,275 issued and
     outstanding                                       23,775         23,775

   Additional paid-in capital                       4,443,770      4,443,770
   Deficit accumulated during the development
     stage                                         (9,469,779)    (9,251,869)
                                                  -----------     ----------
     Total Shareholders' Deficit                   (5,000,390)    (4,782,480)
                                                  -----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    36,895     $   48,233
                                                  ===========     ==========

           (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  March 15, 1995
                                                                    (Inception)
                                          Three Months Ended          Through
                                              September 30,        September 30,
                                           2002          2001           2002
                                       -----------    ----------    -----------

CONSULTING REVENUE                     $       ---    $      ---    $    30,200

OTHER INCOME:
   Related party interest income               ---           ---        162,761
   Other interest income                        11           127          7,968
   Settlement Income                           ---           ---        178,418
   Other                                       ---           ---            550
                                       -----------    ----------    -----------
      Total revenue and other income            11           127        379,897

COSTS AND EXPENSES:
   General and administrative              128,672        84,963      3,316,414
   Research and development                    ---        33,795      3,944,679
   Impairment of intangible assets             ---           ---        451,492
   Interest expense - related party         89,249        77,421      2,465,876
                                       -----------    ----------    -----------
      Total costs and expenses             217,921       196,179     10,178,461
                                       -----------    ----------    -----------

LOSS BEFORE EXTRAORDINARY GAIN         $  (217,910)   $ (196,052)   $(9,798,564)

EXTRAORDINARY GAIN DUE TO
  FORGIVENESS OF DEBT                          ---           ---        328,785
                                       -----------    ----------    -----------

NET LOSS                               $  (217,910)   $ (196,052)   $(9,469,779)
                                       ===========    ==========    ===========

NET LOSS PER COMMON SHARE
(BASIC AND DILUTIVE):                  $      (.01)   $     (.01)
                                       ===========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      23,774,275    23,774,275
                                       ===========    ==========

           (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        March 15, 1995
                                                                                          (Inception)
                                                               Three Months Ended           Through
                                                                  September 30,          September 30,
                                                              2002            2001           2002
                                                           ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                        $ (217,910)    $  (196,052)    $(9,469,779)
Adjustments to reconcile net (loss) to
   net cash used in operating activities:
  Acquired research and development expense                       ---             ---       2,536,494
  Impairment of intangible asset                                  ---             ---         451,492
  Depreciation and amortization                                 1,597           1,840         274,830
  Amortization of deferred merger costs                           ---             ---          75,000
  Stock option compensation expense                               ---             ---         214,125
  Interest expense related to debt discount                       ---             ---       1,153,573
  Loss on disposal of property and equipment                      ---             ---           5,445
(Increase)  decrease in:
  Inventory                                                       ---             ---           6,048
  Other current assets                                         (6,903)         (7,796)       (146,401)
(Decrease)  increase in:
  Accounts payable                                             25,727          22,378         (54,620)
  Accrued interest payable to shareholders                     89,249          77,421       1,239,349
  Other accrued liabilities                                     1,596          16,383         (59,715)
                                                           ----------     -----------     -----------
    Net cash used in operating activities                    (106,644)        (85,826)     (3,774,159)
                                                           ----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                             ---            (299)       (125,068)
  Proceeds from sale of property and equipment                    ---             ---          17,030
    Advances to affiliates                                        ---             ---        (932,925)
  Purchase of notes receivable and security interest              ---             ---        (225,000)
  Cash received in acquisition                                    ---             ---         303,812
                                                           ----------     -----------     -----------
    Net Cash used in investing activities                         ---            (299)      (962,151)
                                                           ----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions                                           ---             ---         103,127
  Proceeds from notes payable to shareholders                  90,000          80,000       4,339,754
  Proceeds from line-of-credit                                    ---             ---         299,505
                                                           ----------     -----------     -----------
    Net Cash provided by financing activities                  90,000          80,000       4,742,386
                                                           ----------     -----------     -----------

INCREASE (DECREASE) IN CASH                                   (16,644)         (6,125)          6,076
CASH AND CASH EQUIVALENTS, Beginning of Period                 22,720           6,627             ---
                                                           ----------     -----------     -----------
CASH AND CASH EQUIVALENTS, End of Period                   $    6,076     $       502     $     6,076
                                                           ==========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
  Interest                                                 $      ---     $       ---     $    26,570
                                                           ==========     ===========     ===========
  Taxes                                                    $      ---     $       ---     $       ---
                                                           ==========     ===========     ===========
Issuance of common stock for acquisition
  of Display Group, LLC and Display
  Optics Ltd. and conversion of
  convertible debt                                         $      ---     $       ---     $ 2,199,026
                                                           ==========     ===========     ===========
Issuance of warrants for prepaid services                  $      ---     $       ---     $    75,000
                                                           ==========     ===========     ===========
Conversion of notes payable stockholders to common stock   $      ---     $       ---     $   550,000
                                                           ==========     ===========     ===========
Conversion of interest on notes payable to notes payable   $      ---     $      ----     $    12,354
                                                           ==========     ===========     ===========
Retirement of shares in settlement                         $      ---     $       ---     $     1,402
                                                           ==========     ===========     ===========

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

      These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2002, as the notes to these interim financial statements omit certain information required for complete financial statements.

RECENT PRONOUNCEMENTS

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

      In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

      In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

      In April 2002, the FASB also approved SFAS 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections. This statement clarifies updates and simplifies existing accounting pronouncements related to gain and losses on extinguishments of debt and lease modifications, among other items. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

      In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs cover by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

Note 2.

      Subsequent to September 30, 2002, the Company issued two 10% demand notes in the aggregate amount of $130,000 to a stockholder.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      In the fiscal first quarter ended September 30, 2002, the Company's efforts continued to be directed toward raising additional capital for operations with the intent to reorganize and re-capitalize the Company. As of the date of this report, these efforts are mainly focused on an a potential acquisition and financing of Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment, Inc. ("Regent"). Regent is a six-year-old motion picture company that finances, produces and distributes made for television movies and theatrical films. RWS is a company formed in January 2002 that succeeded to Regent's film distribution business and ownership of two specialty movie theaters.

      The Board of Directors called a special meeting of the Company's shareholders to approve a 1-for-64 reverse stock split of the Company's Common Stock, to be effected by the Company's Board of Directors in connection with one or more other transactions by which new capital or other assets would be infused into the Company. The shareholder meeting was held on June 17, 2002 and the proposal received shareholder approval. As of the date of this report, however, the Board has not yet effected the reverse stock split.

      Before the special shareholders meeting, on May 23, 2002, the Company and RWS executed a letter of intent (the "LOI") based on terms materially different from those described in the prior January 2002 letter of intent with RWS. The Company engaged 17th Street Capital Partners, LLP ("17th Street") as financial advisor, and Brean Murray & Co., Inc. ("BMC") as the placement agent for the Company's proposed transactions contemplated by the LOI.

      Various factors, including but not limited to unusually adverse conditions in the financial markets, prevented the parties from proceeding with the proposed transactions and raising the required capital. On August 31, 2002, the LOI with RWS expired. In addition, 17th Street and BMC agreed to terminate their agreements with the Company.

      In furtherance of the Company's reorganization, on September 1, 2002, the Company, RWS and WEH L.L.C., a Regent affiliate, entered into a Contribution Agreement whereby the membership interests in RWS would be contributed to the Company in exchange for 5,250,000 shares of a new series of the Company's preferred stock that would convert into the Company's Common Stock on a 2 preferred shares for 1 common share basis (the "RWS Transaction"). The RWS Transaction is contingent on (i) the effectiveness of the reverse stock split,
(ii) the Company extinguishing the debt associated with its former business through an exchange of a portion of such debt for equity in the Company and an exchange of a portion of such debt for the Company's technology assets, (iii) the conversion of all or substantially all of the Company's Series C Preferred Stock into Common Stock, and (iv) the successful raising of funds in a private placement.

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into a Series C Preferred Stock Conversion Agreement with all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the

Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology Purchase Agreement with an entity controlled by such debt holders whereby the Company will sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company will retain a 10% royalty interest on any revenues generated from the technology assets in the future. Subsequent to September 30, 2002, the Company entered into a new agreement with 17th Street to act as a financial advisor and issue a fairness opinion for the Company's planned reorganization transactions.

      The consummation of each of the reverse stock split, RWS Transaction, Series C Transaction, Exchange Transaction and Technology Transaction (collectively, the "Reorganization") is conditioned on (i) the consummation of each of the other transactions, and (ii) the closing of an equity financing by the Company.

      On September 2, 2002, the Company's Board of Directors increased the size of the Board to five members and elected Stephen P. Jarchow of Regent as a member of the Board. On September 3, 2002, Gene W. Schneider and Mark L. Schneider resigned from the Board in order to avoid any potential conflicts of interest which might impede the Company in pursuing financing and business plans in the future. In connection with these resignations, the size of the Board was reduced again to three members.

      In order to raise capital and effect the acquisition of RWS, the Company engaged Janco Partners, Inc. ("Janco") of Greenwood Village, Colorado to assist the Company in obtaining financing for the combined companies. The Company's agreement required RWS to enter into an agreement in principle with United Pan-European Communications ("UPC") or its affiliate to launch a cable channel in UPC's Benelux market, which condition has since been satisfied.

      There can be no assurances that the Company will be successful in raising capital or closing the Reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

RESULTS OF OPERATIONS

      For the fiscal quarter ended September 30, 2002, the Company reported a net loss of ($217,910), or ($.01) per share, compared to a net loss of ($196,052), or ($.01) per share, for the same period in 2001. The increase in net loss for the quarter ended September 30, 2002 from September 30, 2001, is primarily due to the Company's efforts to complete the Reorganization as described above.

      Research and development (R&D) costs decreased from $ 33,795 for the fiscal quarter ended September 30, 2001 to $0 for the quarter ended September 30, 2002. This decrease of $33,795 is due to the suspension of Screen and manufacturing process development or product commercialization efforts while focusing totally on the Reorganization. As part of the

Reorganization, the Company has agreed to exchange all such technology assets with an entity controlled by the Company's note holders in return for the cancellation of a portion of the outstanding Company debt.

      As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations. The Company reported interest income of $11 and $127 for the fiscal quarters ended September 30, 2002, and 2001, respectively.

      The Company reported general and administrative (G&A) expenses of $128,672 and $84,963 for the fiscal quarters ended September 30, 2002 and 2001, respectively. Professional fees and travel expenses increased by approximately $19,400 and $2,900, respectively, for the fiscal quarter ended September 30, 2002 primarily in connection with the Reorganization. As a result of the suspension of all R&D efforts, G&A salaries and related expenses increased approximately $16,500 as 100% of the president's time was directed toward the Reorganization. Other G&A expenses fluctuated slightly resulting in a net increase to the combined remaining G&A expenses of approximately $4,900.

      Interest expense increased from $77,421 for the first quarter of 2001 to $89,249 for the first quarter of 2002 primarily due to an increase in total debt outstanding for the fiscal quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2002, the Company reported negative net worth of $5,000,390 and negative working capital of $5,016,293. The Company continues to require additional capital for administrative expenses and business development efforts currently being explored on behalf of the Company. Management believes that the current core investor will continue to fund the Company's operations on an as needed basis through the second quarter of the current fiscal year. Management believes that the Company's continued operational existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital; (2) complete the Reorganization; and (3) achieve and maintain profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete the Reorganization, or achieve profitable operations.

      If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors, including customer acceptance of the RWS Film Library (the "Film Library"), the resources required to acquire, distribute and exploit the Film Library and to develop new cable channels, the resources required to develop its marketing and sales organization, and other factors. The Company believes that cash flow from operations, coupled with the raising of the necessary capital, and any funds that may become available under other financing arrangements will be adequate to meet the Company's obligations and commitments, and will enable the Company to continue to conduct its operations in accordance with the RWS business plan. The Company's belief as to the adequacy of its capital resources is based in part on the assumption that the distribution revenues from the Film Library will materialize as presently anticipated. There can be no assurance that cash flow will be as projected or that the Company's capital requirements will not be materially greater than currently planned. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, it may be required to reduce the scope of its operations or its anticipated expansion, either of which could have a materially adverse effect on the Company.

      Cash flows from financing activities for the fiscal quarters ended September 30, 2002, and 2001 consisted of the issuance of 10% demand notes to a shareholder totaling $90,000 and $80,000, respectively. Cash flows for the quarter ended September 30, 2002, were primarily used for administrative expenses as management efforts were focused completely on the Reorganization. Cash flows for the quarter ended September 30, 2001, were used for limited product process development and administrative expenses.

      At September 30, 2002, the Company reported current assets of $20,992 and a working capital deficit. Current liabilities exceeded current assets by $5,016,293. At September 30, 2002, current liabilities of $5,037,285 consisted of convertible, redeemable promissory notes to shareholders, demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans 2) interest on the outstanding promissory notes, 3) product design and development, and 4) operating costs. Accrued interest on notes payable due to shareholders totaled approximately $1,054,000. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of Common Stock. In addition, management intends to negotiate settlement on approximately $67,400 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to the fiscal quarter ended September 30, 2002, the Company issued two additional 10% demand notes to its core investor totaling $130,000. While there can be no assurance of the continuing availability of such financing, management believes the current core investor will continue to fund the Company's operations through the second quarter of the current fiscal year.

      There can be no assurance that the Company will be successful in raising capital or closing the Reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

                           FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding Advance Display Technologies, Inc.'s (the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise

      Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2002.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

Internal Controls

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)




Date: November 14, 2002              /s/ Matthew W. Shankle
                                     -------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer

                                 CERTIFICATIONS


I, Matthew W. Shankle, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                       /s/ Matthew W. Shankle
                                       ---------------------------------------
                                       Matthew W. Shankle
                                       President, Chief Executive and
                                       Financial Officer