Form 10QSB
period 2002-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2003-02-19
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended December 31, 2002

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
        -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 COLORADO                        84-0969445
        ---------------------------        ------------------------
         (State of incorporation)          (IRS Employer ID number)

         7334 SOUTH ALTON WAY, BUILDING 14, SUITE F, ENGLEWOOD, CO 80112
        -----------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)

                                 (303) 267-0111
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES   X          NO
          -------         --------

As of February 14, 2003, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets (unaudited) -
            December 31, 2002 and June 30, 2002..............................1

         Statements of Operations (unaudited)
            Three and six months ended December 31, 2002 and 2001 and for the period from March 15, 1995, inception, to December 31, 2002..2

         Statements of Cash Flows (unaudited)
           Three and six months ended December 31, 2002 and 2001
           and for the period from March 15, 1995, inception,
           to December 31, 2002............................................3-4

         Notes to Financial Statements (unaudited).........................5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations.......7-11

Item 3.  Controls and Procedures............................................11


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................12

            Signatures......................................................13

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                   December 31,     June 30,
                                                      2002           2002
                                                  -------------   ------------
                                     ASSETS
CURRENT ASSETS:
   Cash                                           $     6,462     $   22,720
   Other current assets                                27,456          8,013
                                                  ------------    ----------
      Total current assets                             33,918         30,733

PROPERTY AND EQUIPMENT                                125,931        125,931
   Less:  Accumulated depreciation                   (111,623)      (108,431)
                                                  -----------     ----------
      Net Property and Equipment                       14,308         17,500
                                                  -----------     ----------

      TOTAL ASSETS                                $    48,226     $   48,233
                                                  ============    ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable
      Trade                                       $   265,882     $  231,008
      Related party                                   122,465        134,495
   Current portion of notes payable-related party     830,000        550,000
   Convertible, redeemable promissory notes
      payable-related party                         2,911,079      2,911,079
   Accrued interest-related parties                 1,147,876        964,897
   Other accrued liabilities                           40,361         39,234
                                                  -----------     ----------
      Total current liabilities                     5,317,663      4,830,713

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
      shares authorized, 1,843,900 shares issued
      and outstanding (liquidation preference of
      $2,765,850)                                       1,844          1,844

   Common stock, $.001 par value, 100,000,000
      shares authorized, 23,774,275 issued and
      outstanding                                      23,775         23,775

   Additional paid-in capital                       4,443,770      4,443,770
   Deficit accumulated during the development
      stage                                        (9,738,826)    (9,251,869)
                                                  -----------     ----------
      Total Shareholders' Deficit                  (5,269,437)    (4,782,480)
                                                  -----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    48,226     $   48,233
                                                  ===========     ==========


          (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                 March 15,
                                                                                                   1995
                                        Three Months Ended          Six Months Ended            (Inception)
                                           December 31,               December 31,                Through
                                                                                               December 31,
                                        2002          2001           2002           2001           2002
                                    -----------   -----------    -----------    -----------    ------------
CONSULTING REVENUE                  $       ---   $       ---    $       ---    $       ---    $     30,200

OTHER INCOME:
    Related party interest income           ---           ---            ---            ---         162,761
    Other interest income                    20            12             31            139           7,988
    Settlement income                       ---           ---            ---            ---         178,418
    Other                                   ---           ---            ---            ---             550
                                    -----------   -----------    -----------    -----------    ------------
       Total revenue and other
         income                              20            12             31            139         379,917

COSTS AND EXPENSES:
    General and administrative          177,927        60,889        306,599        145,852       3,494,341
    Research and development                ---        26,053            ---         59,848       3,944,679
    Impairment of Intangible assets         ---           ---            ---            ---         451,492
    Interest expense - related
      parties                            93,730        80,049        182,979        157,470       2,559,606
                                    -----------   -----------    -----------    -----------    ------------
       Total costs and expenses         271,657       166,991        489,578        363,170      10,450,118
                                    -----------   -----------    -----------    -----------    ------------

LOSS BEFORE EXTRAORDINARY GAIN      $  (271,637)  $  (166,979)   $  (489,547)   $  (363,031)   $(10,070,201)
                                    -----------   -----------    -----------    ---------      ------------

EXTRAORDINARY GAIN DUE TO
    EXTINGUISHMENT OF DEBT                2,590           ---          2,590            ---         331,375
                                    -----------   -----------    -----------    -----------    ------------

NET LOSS                            $  (269,047)  $  (166,979)   $  (486,957)   $  (363,031)   $ (9,738,826)
                                    ===========   ===========    ===========    ===========    ============

NET LOSS PER COMMON SHARE
    (BASIC AND DILUTIVE):
     Loss before extraordinary gain $      (.01)  $      (.01)   $      (.02)   $      (.02)
     Extraordinary Gain                     ---           ---            ---            ---
                                    -----------   -----------    -----------    -----------
     Net loss                       $      (.01)  $      (.01)   $      (.02)   $      (.02)
                                    ===========   ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING              23,774,275    23,774,275     23,774,275     23,774,275
                                    ===========   ===========    ===========    ===========


         (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                      March 15, 1995
                                                                                                                       (Inception)
                                                         Three Months Ended                    Six Months Ended          Through
                                                            December 31,                         December 31,          December 31,
                                                       2002              2001              2002               2001         2002
                                                    -----------      ------------      ------------      ---------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $  (269,047)     $   (166,979)     $   (486,957)     $(363,031)    $(9,738,826)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Acquired research and development expense                 ---               ---               ---            ---       2,536,494
  Impairment of intangible asset                            ---               ---               ---            ---         451,492
  Depreciation and amortization                           1,595             1,882             3,192          3,722         276,425
  Amortization of deferred merger costs                     ---               ---               ---            ---          75,000
  Stock option compensation expense                         ---               ---               ---            ---         214,125
  Extraordinary gain due to extinguishment of debt        2,590               ---             2,590            ---       1,156,163
  Loss on disposal of assets                                ---               ---               ---            ---           5,445
(Increase) decrease in:
  Inventory                                                 ---               ---               ---            ---           6,048
  Other current assets                                  (12,540)             (268)          (19,443)        (8,064)       (158,941)
(Decrease) increase in:
  Accounts payable                                       (5,473)           (8,512)           20,254         13,866         (60,093)
  Interest payable to shareholders                       93,730            80,049           182,979        157,470       1,333,079
  Other accrued liabilities                                (469)           (1,150)            1,127         15,233         (60,184)
                                                    -----------      ------------      ------------      ---------     -----------
      Net cash used in operating activities            (189,614)          (94,978)         (296,258)      (180,804)     (3,963,773)
                                                    -----------      ------------      ------------      ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       ---              (881)              ---         (1,180)       (125,068)
  Proceeds-sale of property and equipment                   ---               ---               ---            ---          17,030
  Advances to affiliates                                    ---               ---               ---            ---        (932,925)
  Purchases of notes receivable and
      security interest                                     ---               ---               ---            ---        (225,000)
  Cash received in acquisition                              ---               ---               ---            ---         303,812
                                                    -----------      ------------      ------------       --------     -----------
      Net cash used in investing activities                 ---              (881)              ---         (1,180)       (962,151)
                                                    -----------      ------------      ------------      ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                     ---               ---               ---            ---         103,127
  Proceeds from notes payable to shareholders           190,000            96,000           280,000        176,000       4,529,754
  Proceeds from line-of-credit                              ---               ---               ---            ---         299,505
                                                    -----------      ------------      ------------       --------     -----------
      Net cash provided by financing activities         190,000            96,000           280,000        176,000       4,932,386
                                                    -----------      ------------      ------------      ---------     -----------

Increase (decrease) in cash                                 386               141           (16,258)        (5,984)          6,462
Cash & cash equivalent at beginning of period             6,076               502            22,720          6,627             ---
                                                    -----------      ------------      ------------      ---------     -----------
Cash & cash equivalent at end of period             $     6,462      $        643      $      6,462            643           6,462
                                                    ===========      ============      ============      =========     ===========

          (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    March 15, 1995
                                                                                                                    (Inception)
                                                 Three Months Ended                    Six Months Ended               Through
                                                     December 31,                         December 31,              December 31,
                                                2002              2001              2002              2001               2002
                                           ------------      ------------      ------------      ------------       -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest                                 $        ---      $        ---      $        ---      $        ---       $     26,750
                                           ============      ============      ============      ============       ============
  Taxes                                    $        ---      $        ---      $        ---      $        ---       $        ---
                                           ============      ============      ============      ============       ============
Issuance of common stock for
  Acquisition of Display Group, LLC
  And Display Optics, Ltd., and
  Conversion of Convertible debt           $        ---      $        ---      $        ---      $        ---       $  2,199,026
                                           ============      ============      ============      ============       ============
Conversion of notes payable to
  Stockholders to common stock             $        ---      $        ---      $        ---      $        ---       $    550,000
                                           ============      ============      ============      ============       ============
Conversion of interest on notes
  Payable to notes payable                 $        ---      $        ---      $        ---      $        ---       $     12,354
                                           ============      ============      ============      ============       ============
Retirement of shares in settlement         $        ---      $        ---      $        ---      $        ---       $      1,402
                                           ============      ============      ============      ============       ============
Extinguishment of Debt                     $        ---      $        ---      $        ---      $        ---       $    328,785
                                           ============      ============      ============      ============       ============

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

RECENT PRONOUNCEMENTS

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

Note 2.

      Subsequent to December 31, 2002, the Company issued one 10% demand note in the aggregate amount of $40,000 to a stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      In the second fiscal quarter ended December 31, 2002, the Company's efforts continued to be directed toward raising additional capital for operations with the intent to reorganize and re-capitalize the Company. As of the date of this report, these efforts are mainly focused on a potential acquisition and financing of Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment, Inc. ("Regent"). Regent is a six-year-old motion picture company that finances, produces and distributes made for television movies and theatrical films. RWS is a company formed in January 2002 that succeeded to Regent's film distribution business and ownership of two specialty movie theaters.

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

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into a Series C Preferred Stock Conversion Agreement with all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology

Purchase Agreement with an entity controlled by such debt holders whereby the Company will sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company will retain a 10% royalty interest on any revenues generated from the technology assets in the future. Subsequent to December 31, 2002, the Company entered into a new agreement with 17th Street to act as a financial advisor and issue a fairness opinion for the Company's planned reorganization transactions.

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

      There can be no assurances that the Company will be successful in raising capital or closing the Reorganization. If the Company fails to do so or if the interim financing heretofore provided by its core investor is suspended, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

RESULTS OF OPERATIONS

      For the fiscal quarter and six months ended December 31, 2002, the Company reported net losses of ($269,047) and ($486,957), respectively, as compared to net losses of ($166,979) and ($363,031) for the same periods in 2001. The increase in net loss for the quarter ended December 31, 2002, is primarily due to the Company's efforts to complete the Reorganization as described above.

      Research and development costs decreased from $26,053 and $59,848 for the quarter and six months ended December 31, 2001 to $0 for both the quarter and six months ended December 31, 2002. The decreases are due to the suspension of Screen and manufacturing process development or product commercialization efforts while focusing totally on the Reorganization. As part of the Reorganization, the Company has agreed to exchange all such technology assets with an entity controlled by the Company's note holders in return for the cancellation of a portion of the outstanding Company debt.

      As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations. The Company reported interest income of $20 and $31 for the quarter and six months ended December 31, 2002, respectively, compared to $12 and $139 for the same periods in 2001.

      The Company reported G&A expenses of $177,927 and $306,599 for the quarter and six months ended December 31, 2002, compared to $60,889 and $145,852 for the same periods in 2001. Professional fees and travel expenses increased by approximately $77,500 and $600, respectively, for the fiscal quarter ended December 31, 2002 and approximately $96,900 and $3,500, respectively, for the six months ended December 31, 2002 over the comparable periods of the prior fiscal year primarily in connection with the Reorganization. As a result of the suspension of all R&D efforts, G&A salaries and related expenses increased approximately $14,800 and $31,300 for the quarter and six month periods ended December 31, 2002 over the prior year as 100% of the president's time was directed toward the Reorganization. Due to rising insurance costs, directors and officers' insurance increased by approximately $17,200 and $18,700 for the quarter and six months ended December 31, 2002 over the prior year. Other G&A expenses fluctuated slightly resulting in a net increase to the combined remaining G&A expenses of approximately $6,900 and $10,300 for the quarter and six month period ended December 31, 2002 over 2001.

      Interest expense increased from $157,470 for the six month period ended December 31, 2001 to $182,979 for the same period in 2002 primarily due to an increase in total debt outstanding for the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At December 31, 2002, the Company reported negative net worth of $5,269,437 and negative working capital of $5,283,745. The Company continues to require additional capital for administrative expenses and business development efforts currently being explored on behalf of the Company. Management believes that the current core investor will continue to fund the Company's operations on an as needed basis through the third quarter of the current fiscal year. Management believes that the Company's continued operational existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital; (2) complete the Reorganization; and (3) achieve and maintain profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete the Reorganization, or achieve profitable operations.

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

      Cash flows from financing activities for the six month period ended December 31, 2002, and 2001 consisted of the issuance of 10% demand notes to shareholders totaling $280,000 and $176,000, respectively. Cash flows for the six month period ended December 31, 2002, were primarily used for administrative expenses as management efforts were focused completely on the Reorganization. Cash flows for the quarter ended December 31, 2001, were used for limited product process development and administrative expenses.

      At December 31, 2002, the Company reported current assets of $33,918 and a working capital deficit. Current liabilities exceeded current assets by $5,283,745. At December 31, 2002, current liabilities of $5,317,663 consisted of convertible, redeemable promissory notes to shareholders, demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans 2) interest on the outstanding promissory notes, 3) product design and development, and 4) operating costs. Accrued interest on notes payable due to shareholders totaled approximately $1,148,000. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of Common Stock. In addition, management intends to negotiate settlement on approximately $67,400 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to the fiscal quarter ended December 31, 2002, the Company issued one additional 10% demand note to its core investor totaling $40,000. While there can be no assurance of the continuing availability of such financing, management believes the current core investor will continue to fund the Company's operations through the third quarter of the current fiscal year.

      There can be no assurance that the Company will be successful in raising capital or closing the Reorganization. If the Company fails to do so or if the interim financing heretofore provided by its core investor is suspended, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.


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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 99.1 Certificate of President, Chief Executive and Chief Financial Officer

         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)




Date: February 19, 2003              /s/ Matthew W. Shankle
                                     -------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer

                                 CERTIFICATIONS



I, Matthew W. Shankle, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of December 31, 2002;

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

Date:  February 19, 2003


                                       /s/ Matthew W. Shankle
                                       -----------------------------------------
                                       Matthew W. Shankle
                                       President, Chief Executive and
                                       Financial Officer