Form 10QSB
period 2003-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2003-05-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

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

         7334 SOUTH ALTON WAY, BUILDING 14, SUITE F, ENGLEWOOD, CO 80112
        ----------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)

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

As of May 12, 2003, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets (unaudited) -
            March 31, 2003 and June 30, 2002...................................1

         Statements of Operations (unaudited)
            Three and nine months ended March 31, 2003 and 2002 and for the period from March 15, 1995, inception, to March 31, 2003...........2

         Statements of Cash Flows (unaudited)
            Three and nine months ended March 31, 2003 and 2002 and for the period from March 15, 1995, inception, to March 31, 2003.........3-4

         Notes to Financial Statements (unaudited)...........................5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations.........7-11

Item 3.  Controls and Procedures..............................................11


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................12

            Signatures........................................................13

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                   March 31,       June 30,
                                                      2003           2002
                                                  -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                           $       923    $    22,720
   Other current assets                                 3,863          8,013
                                                  ------------   -----------
      Total current assets                              4,786         30,733

PROPERTY AND EQUIPMENT                                125,931        125,931
   Less:  Accumulated depreciation                   (113,198)      (108,431)
                                                  -----------    -----------
      Net Property and Equipment                       12,733         17,500
                                                  -----------    -----------

      TOTAL ASSETS                                $    17,519    $    48,233
                                                  ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable
      Trade                                       $   288,356    $   231,008
      Related party                                   129,113        134,495
   Current portion of notes payable-related party     870,000        550,000
   Convertible, redeemable promissory notes
      payable-related party                         2,911,079      2,911,079
   Accrued interest-related parties                 1,242,102        964,897
   Other accrued liabilities                           54,050         39,234
                                                  -----------    -----------
      Total current liabilities                     5,494,700      4,830,713

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
      shares authorized, 1,843,900 shares issued
      and outstanding (liquidation preference of
      $2,765,850)                                       1,844          1,844
   Common stock, $.001 par value, 100,000,000
      shares authorized, 23,774,275 issued and
      outstanding                                      23,775         23,775
   Additional paid-in capital                       4,443,770      4,443,770
   Deficit accumulated during the development
      stage                                        (9,946,570)    (9,251,869)
                                                   -----------    -----------
      Total Shareholders' Deficit                  (5,477,181)    (4,782,480)
                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    17,519    $    48,233
                                                  ===========    ===========

          (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                  March 15, 1995
                                                                                                    (Inception)
                                               Three Months Ended         Nine Months Ended           Through
                                                   March 31,                  March 31,              March 31,
                                              2003         2002          2003           2002           2003
                                           ----------   -----------   -----------   ------------   ------------
CONSULTING REVENUE                         $       --   $        --   $        --   $         --   $     30,200

OTHER INCOME:
    Related party interest income                  --            --            --             --        162,761
    Other interest income                           2             2            34            141          7,990
    Settlement income                              --            --            --             --        178,418
    Other                                          --            --            --             --            550
                                           ----------   -----------   -----------   ------------   ------------
       Total revenue and other income               2             2            34            141        379,919

COSTS AND EXPENSES:
    General and administrative                113,520        85,157       420,120        231,009      3,607,861
    Research and development                       --         1,051            --         60,899      3,944,679
    Impairment of  Intangible assets               --            --            --             --        451,492
    Interest expense - related parties         94,226        80,210       277,205        237,680      2,653,832
                                           ----------   -----------   -----------   ------------   ------------
       Total costs and expenses               207,746       166,418       697,325        529,588     10,657,864
                                           ----------   -----------   -----------   ------------   ------------

LOSS BEFORE EXTRAORDINARY GAIN             $ (207,744)  $  (166,416)  $  (697,291)  $   (529,447)  $(10,277,945)
                                           ----------   -----------   -----------   ------------   ------------

EXTRAORDINARY GAIN DUE TO
   EXTINGUISHMENT OF DEBT                          --            --         2,590             --        331,375
                                           ----------   -----------   -----------   ------------   ------------

NET LOSS                                   $ (207,744)  $  (166,416)  $  (694,701)  $   (529,447)  $ (9,946,570)
                                           ==========   ===========   ===========   ============   ============

NET LOSS PER COMMON SHARE
    (BASIC AND DILUTIVE):
     Loss before extraordinary gain        $     (.01)  $      (.01)  $      (.03)  $       (.02)
     Extraordinary Gain                            --            --            --             --
                                           ----------   -----------   -----------   ------------
     Net loss                              $     (.01)  $      (.01)  $      (.03)  $       (.02)
                                           ==========   ===========   ===========   ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                    23,774,275    23,774,275    23,774,275     23,774,275
                                           ==========   ===========   ===========   ============

         (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               March 15, 1995
                                                                                                                 (Inception)
                                                        Three Months Ended           Nine Months Ended             Through
                                                            March 31,                     March 31,               March 31,
                                                      2003            2002           2003           2002            2003
                                                   ----------      ----------     ----------     ----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $ (207,744)     $ (166,416)    $ (694,701)    $ (529,447)    $ (9,946,570)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Acquired research and development expense                --              --             --             --        2,536,494
  Impairment of intangible asset                           --              --             --             --          451,492
  Depreciation and amortization                         1,575           1,861          4,767          5,583          278,000
  Amortization of deferred merger costs                    --              --             --             --           75,000
  Stock option compensation expense                        --              --             --             --          214,125
  Extraordinary gain due to extinguishment
      of debt                                              --              --          2,590             --        1,156,163
  Loss on disposal of assets                               --              --             --             --            5,445
(Increase) decrease in:
  Inventory                                                --              --             --             --            6,048
  Other current assets                                 23,593           1,183          4,150         (6,881)        (135,348)
(Decrease) increase in:
  Accounts payable                                     29,122          (5,977)        49,376          7,889          (30,971)
  Interest payable to shareholders                     94,226          80,210        277,205        237,680        1,427,305
  Other accrued liabilities                            13,689           5,141         14,816         20,374          (46,495)
                                                   ----------      ----------     ----------     ----------     ------------
      Net cash used in operating activities           (45,539)        (83,998)      (341,797)      (264,802)      (4,009,312)
                                                   ----------      ----------     ----------     ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      --              --             --         (1,180)        (125,068)
  Proceeds-sale of property and equipment                  --              --             --             --           17,030
  Advances to affiliates                                   --              --             --             --         (932,925)
  Purchases of notes receivable and
      security interest                                    --              --             --             --         (225,000)
  Cash received in acquisition                             --              --             --             --          303,812
                                                   ----------      ----------     ----------     ----------     ------------
      Net cash used in investing activities                --              --             --         (1,180)        (962,151)
                                                   ----------      ----------     ----------     ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                    --              --             --             --          103,127
  Proceeds from notes payable to shareholders          40,000          84,000        320,000        260,000        4,569,754
  Proceeds from line-of-credit                             --              --             --             --          299,505
                                                   ----------      ----------     ----------     ----------     ------------
      Net cash provided by financing activities        40,000          84,000        320,000        260,000        4,972,386
                                                   ----------      ----------     ----------     ----------     ------------

Increase (decrease) in cash                            (5,539)              2        (21,797)        (5,982)             923
Cash & cash equivalent at beginning of period           6,462             643         22,720          6,627               --
                                                   ----------      ----------     ----------     ----------     ------------
Cash & cash equivalent at end of period            $      923      $      645     $      923     $      645     $        923
                                                   ==========      ==========     ==========     ==========     ============

           (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      March 15,
                                                                                                        1995
                                                                                                     (Inception)
                                                    Three Months Ended        Nine Months Ended        Through
                                                         March 31,                March 31,           March 31,
                                                      2003        2002         2003        2002         2003
                                                   ---------   ---------    ---------   ---------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Interest                                         $      --   $      --    $      --   $      --    $   26,750
                                                   =========   =========    =========   =========    ==========
  Taxes                                            $      --   $      --    $      --   $      --    $       --
                                                   =========   =========    =========   =========    ==========
Issuance of common stock for
  Acquisition of Display Group, LLC
  And Display Optics, Ltd., and
  Conversion of Convertible debt                   $      --   $      --    $      --   $      --    $2,199,026
                                                   =========   =========    =========   =========    ==========
Conversion of notes payable to
  Stockholders to common stock                     $      --   $      --    $      --   $      --    $  550,000
                                                   =========   =========    =========   =========    ==========
Conversion of interest on notes
  Payable to notes payable                         $      --   $      --    $      --   $      --    $   12,354
                                                   =========   =========    =========   =========    ==========
Retirement of shares in settlement                 $      --   $      --    $      --   $      --    $    1,402
                                                   =========   =========    =========   =========    ==========
Extinguishment of Debt                             $      --   $      --    $      --   $      --    $  331,375
                                                   =========   =========    =========   =========    ==========

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

Note 2.

      Subsequent to March 31, 2003, the Company issued one 10% demand note in the aggregate amount of $100,000 to a stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      In the third fiscal quarter ended March 31, 2003, the Company's efforts continued to be directed toward raising additional capital for operations with the intent to reorganize and re-capitalize the Company. As of the date of this report, these efforts are mainly focused on a potential acquisition and financing of Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment, Inc. ("Regent"). Regent is a six-year-old motion picture company that finances, produces and distributes made for television movies and theatrical films. RWS is a company formed in January 2002 that succeeded to Regent's film distribution business and ownership of two specialty movie theaters.

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

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into a Series C Preferred Stock Conversion Agreement with all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology

Purchase Agreement with an entity controlled by such debt holders whereby the Company will sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company will retain a 10% royalty interest on any revenues generated from the technology assets in the future. On November 21, 2002, the Company entered into a new agreement with 17th Street to act as a financial advisor and issue a fairness opinion for the Company's planned reorganization transactions.

      The consummation of each of the reverse stock split, RWS Transaction, Series C Transaction, Exchange Transaction and Technology Transaction (collectively, the "Reorganization") is conditioned on (i) the consummation of each of the other transactions, and (ii) the closing of an equity financing by the Company.

      On September 2, 2002, the Company's Board of Directors increased the size of the Board to five members and elected Stephen P. Jarchow of Regent as a member of the Board. On September 3, 2002, Gene W. Schneider and Mark L. Schneider resigned from the Board in order to avoid any potential conflicts of interest which might impede the Company in pursuing financing and business plans in the future. In connection with these resignations, the size of the Board was reduced to three members.

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

RESULTS OF OPERATIONS

      For the fiscal quarter and nine months ended March 31, 2003, the Company reported net losses of ($207,744) and ($694,701), respectively, as compared to net losses of ($166,416) and ($529,447) for the same periods in 2002. The increase in net loss for the quarter ended March 31, 2003, is primarily due to the Company's efforts to complete the Reorganization as described above.

      Research and development costs decreased from $1,051 and $60,899 for the quarter and nine months ended March 31, 2002, respectively, to $0 for both the quarter and nine months ended March 31, 2003. The decreases are due to the suspension of Screen and manufacturing process development or product commercialization efforts while focusing totally on the Reorganization. As part of the Reorganization, the Company has agreed to exchange all such technology assets with an entity controlled by the Company's note holders in return for the cancellation of a portion of the outstanding Company debt.

      As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations. The Company reported interest income of $2 and $34 for the quarter and nine months ended March 31, 2003, respectively, compared to $2 and $141 for the same periods in 2002.

      The Company reported G&A expenses of $113,520 and $420,120 for the quarter and nine months ended March 31, 2003, compared to $85,157 and $231,009 for the same periods in 2002, increases of $28,363 and $189,111, respectively. Although professional fees decreased by $13,300 for the quarter ended March 31, 2003 from the same quarter of 2002, they increased by approximately $83,600 for the nine months ended March 31, 2003 from the same period in 2002 in primarily connection with the Reorganization. Travel expenses also increased by approximately $3,400 and $5,900, respectively, for the fiscal quarter and nine months ended March 31, 2003 over the comparable periods of the prior fiscal year primarily in connection with the Reorganization. As a result of the suspension of all R&D efforts, G&A salaries and related expenses increased approximately $3,800 and $35,100 for the quarter and nine month periods ended March 31, 2003 over the prior year as 100% of the president's time was directed toward the Reorganization. Due to rising insurance costs, directors and officers' insurance increased by approximately $28,100 and $48,100 for the quarter and nine months ended March 31, 2003 over the prior year. Other G&A expenses fluctuated slightly resulting in a net increase to the combined remaining G&A expenses of approximately $6,400 and $16,400 for the quarter and nine month period ended March 31, 2003 over 2002.

      Interest expense increased from $237,680 nine month period ended March 31, 2002 to $277,205 for the same period in 2003, primarily due to an increase in total debt outstanding for the nine months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At March 31, 2003, the Company reported negative net worth of $5,477,181 and negative working capital of $5,489,914. The Company continues to require additional capital for administrative expenses and business development efforts currently being explored on behalf of the Company. Management believes that the current core investor will continue to fund the Company's operations on an as needed basis through the fourth quarter of the current fiscal year. Management believes that the Company's continued operational existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital; (2) complete the Reorganization; and (3) achieve and maintain profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete the Reorganization, or achieve profitable operations.

      If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors, including customer acceptance of the RWS Film Library (the "Film Library"), the resources required to acquire, distribute and exploit the Film Library and to develop new cable channels and or Pay Per View services, the resources required to develop its marketing and sales organization, and other factors. The Company believes that cash flow from operations, coupled with the raising of the necessary capital, and any funds that may become available under other financing arrangements will be adequate to meet the Company's obligations and commitments, and will enable the Company to continue to conduct its operations in accordance with the RWS business plan. The Company's belief as to the adequacy of its capital resources is based in part on the assumption that the distribution revenues from the Film Library will materialize as presently anticipated. There can be no assurance that cash flow will be as projected or that the Company's capital requirements will not be materially greater than currently planned. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, it may be required to reduce the scope of its operations or its anticipated expansion, either of which could have a materially adverse effect on the Company.

      Cash flows from financing activities for the nine month period ended March 31, 2003, and 2002 consisted of the issuance of 10% demand notes to shareholders totaling $320,000 and $260,000, respectively. Cash flows for the nine month period ended March 31, 2003, were primarily used for administrative expenses as management efforts were focused completely on the Reorganization. Cash flows for the nine months ended March 31, 2002, were used primarily for limited product process development and administrative expenses.

      At March 31, 2003, the Company reported current assets of $4,786 and a working capital deficit. Current liabilities exceeded current assets by $5,489,914. At March 31, 2003, current liabilities of $5,494,700 consisted of convertible, redeemable promissory notes to shareholders, demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans 2) interest on the outstanding promissory notes, 3) product design and development, and 4) operating costs. Accrued interest on notes payable due to shareholders totaled approximately $1,242,100. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of Common Stock. In addition, management intends to negotiate settlement on approximately $67,400 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to the fiscal quarter ended March 31, 2003, the Company issued one additional 10% demand note to its core investor totaling $100,000. While there can be no assurance of the continuing availability of such financing, management believes the current core investor will continue to fund the Company's operations through the fourth quarter of the current fiscal year.

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

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)




Date: May 13, 2003                   /S/ MATTHEW W. SHANKLE
                                     ------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer

                                 CERTIFICATIONS



I, Matthew W. Shankle, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

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

Date:  May 13, 2003


                                       /S/ MATTHEW W. SHANKLE
                                       -----------------------------------------
                                       Matthew W. Shankle
                                       President, Chief Executive and
                                       Financial Officer