Form 10KSB
period 2003-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2003-10-14
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's reported interest and other income for the fiscal year ended June 30, 2003 was $38.

      The aggregate market value of the 7,019,809 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 25, 2003 was $56,158. As of June 30, 2003 the registrant had outstanding 23,774,275 shares of Common Stock.

                                TABLE OF CONTENTS

                                    Part I.                                            Page


Item 1.    Business.................................................................... 1-6
Item 2.    Description of Property....................................................... 7
Item 3.    Legal Proceedings............................................................. 7
Item 4.    Submission of Matters to a Vote of Security Holders............................7


                                    Part II.

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters........................................................7-8
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................8-13
Item 7.    Financial Statements and Supplementary Data...................................13
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................13


                                    Part III.

Item 9.    Directors and Executive Officers of the Registrant and Compliance
             with Section 16(a) of the Exchange Act...................................14-15
Item 10.  Executive Compensation......................................................15-17
Item 11.  Security Ownership of Certain Beneficial Owners
             and Management...........................................................17-19
Item 12.  Certain Relationships and Related Transactions..............................19-20
Item 13.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K..............................................................20-21

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

      Management believes there may still be commercial applications for products based on ADTI's technology. Although the Company's efforts to license, sell, or partner its technology with other interested display industry companies has not been successful to date, if the Company can develop more additional, viable lines of business, the Company intends to continue such efforts as a means of creating shareholder value. See "Current Developments".

CURRENT DEVELOPMENTS

      During the fiscal year ended June 30, 2003, the Company's efforts were primarily directed toward raising additional capital and combining with another company involved in the motion picture industry.

      In January 2002, the Company entered into a letter of intent with Regent Worldwide Sales, LLC ("RWS"), an affiliate of Regent Entertainment, Inc. ("Regent"), with respect to an acquisition and financing of RWS. Regent is a six-year-old motion picture company that finances, produces and distributes made for television movies and theatrical films. RWS is a company formed in January 2002 that succeeded to Regent's film distribution business and ownership of two specialty theaters. The Company agreed to issue 40,000,000 shares of its Common Stock to Regent in exchange for RWS and its worldwide distribution rights to Regent's film library (the "Film Library"), if the newly combined entity of ADTI and RWS could sell $5 million in equity securities concurrently with the closing of that acquisition. In the course of negotiations aimed at a definitive acquisition agreement, however, the parties agreed that the transactions and financial structure described in the letter of intent were impracticable for various reasons, including but not limited to the existing capital structure of the Company. The letter of intent expired in May 2002.

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

      After the second letter of intent expired, the Company resumed its negotiations with Regent and RWS aimed at a new transaction. On September 1, 2002, the Company, RWS and WEH L.L.C., a Regent affiliate, entered into a Contribution Agreement whereby the membership interests in RWS would be contributed to the Company in exchange for 5,250,000 shares of a new series of the Company's preferred stock that would convert into the Company's Common Stock on a 2 preferred for 1 common basis (the "RWS Transaction"). The RWS Transaction was contingent on (i) the effectiveness of the reverse stock split, (ii) the Company extinguishing the debt associated with its former business through an exchange of a portion of such debt for equity in the Company and an exchange of a portion of such debt for the Company's technology assets; (iii) the conversion of all or substantially all of the Company's Series C Preferred Stock into Common Stock, and (iv) the successful raising of funds in a private placement.

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into Series C Preferred Stock Conversion Agreements with substantially all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology Purchase Agreement with an entity controlled by such debt holders whereby the Company would sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company would retain a 10% royalty interest on any revenues generated from the technology assets in the future.

      The consummation of each of the reverse stock split, RWS Transaction, Series C Transaction, Exchange Transaction and Technology Transaction (collectively, the "Reorganization") was conditioned on (i) the consummation of each of the other transactions, and (ii) the closing of an equity financing by the Company.

      On September 2, 2002, the Company's Board of Directors increased the size of the Board to five members and elected Stephen P. Jarchow of Regent as a member of the Board. On September 3, 2002, Gene W. Schneider and Mark L. Schneider resigned from the Board in order to avoid any potential conflicts of interest which might impede the Company in pursuing financing and business plans in the future and the size of the Board was reduced to three members.

      In order to effect the Reorganization, on October 21, 2002 the Company entered into an agreement with Janco Partners, Inc. ("Janco") an investment banker with significant experience with the securities of telecommunication and cable companies to assist the Company in its efforts to raise capital. The closing of the Reorganization was conditioned on raising the necessary capital. While the Company had been unable to raise capital under the current market conditions, management believed that Janco's experience would help the Company to raise the capital needed to close the Reorganization.

      Unfortunately, Janco did not succeed in assisting the Company to raise the capital necessary to close the Reorganization. Due to this failure, the Janco agreement has been terminated and the Company has been forced to abandon its plans to complete the Reorganization plan as outlined above.

      After the failure of the contemplated Reorganization, the Company has pursued other means of raising additional capital for operations and reorganizing the Company and building shareholder value and is currently considering taking over the operations of one or more businesses previously operated by an affiliate of Regent Entertainment, Inc., a company controlled by Stephen P. Jarchow, a member of the Company's Board of Directors.

      There can be no assurances that the Company will be successful in raising capital or successfully reorganizing itself. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

RESEARCH AND DEVELOPMENT

      Approximately $1,983 was spent on research and development by the Company during the fiscal year ended June 30, 2003. The substantial majority of these vendor expenses were for repairs of a digital video projector necessary for demonstrating the Company's fiber optic display technology. In the prior fiscal year ended June 30, 2002 research and development efforts by the Company were substantially directed toward exploring and creating a cost effective manufacturing method for assembling fiber optic screens.

MANUFACTURING

      Manufacturing has not been material to the Company's operations to date. However, during the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated a prototype machine to study a new proprietary manufacturing process. Because of a lack of funding to support these studies in the fiscal year ended June 30, 2003, the Company was forced to suspend its efforts to develop a commercially viable manufacturing process for its technology.

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

      At the inception of the fiscal year ended June 30, 2002, management unsuccessfully sought to have its technologies licensed, partnered or acquired by another company. These efforts were subsequently terminated by the Company. The Company then contemplated an exchange of all such technology assets with the Company's note holders in return for the forgiveness of a portion of the outstanding Company debt as part of the Reorganization. Management currently believes it may now be in the best interest of the Company to have its technologies licensed, partnered or acquired by another company.

      Management is currently focused on raising the necessary capital and completing a reorganization of the Company. Many of the Company's competitors will have greater financial and other resources than the Company. They are often part of large diversified corporate groups with a variety of other operations, which can provide both a means of distributing their products and stable sources of earnings and cash flows.

      Although the Company believes it has the ability to raise the capital and complete a reorganization, there can be no assurance that it will do so. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets, all of which are likely to be distributed to its creditors.

PROPRIETARY RIGHTS

      In the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated one new proprietary manufacturing process. Management believed this new proprietary manufacturing process to be a technical solution for the cost efficient manufacture of fiber optic displays for a multitude of markets and applications. Unfortunately, however, the Company was forced to discontinue its intellectual property development program due to a lack of dedicated funds for these projects. Furthermore, due to the overall lack of capital, the Company has ceased maintenance of its patent portfolio and has discontinued efforts to pursue further patent protection for its technology or to maintain existing patents.

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

      Also during the fiscal year ended June 30, 2001, the Company successfully completed development of one new proprietary manufacturing process which resulted in the assembly of multiple, defect free, fiber optic modules for use in the VMS prototype Screens. However, this manufacturing process proved to be an ineffective method of building Screens due to labor costs. Therefore, in the fiscal year ended June 30, 2002, this manufacturing method was abandoned and research and development resources were redirected toward the other manufacturing method noted above.

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

      During the fiscal year ended June 30, 2003, the Company focused all of its business development efforts toward completing the Reorganization. Therefore, all efforts by the Company to support further development of the Company's intellectual property and maintenance of the Company's patent portfolio have been terminated and the Company had agreed, at that time, that all of the Company's intellectual property, product technologies and manufacturing technologies were to be exchanged with the Company's note holders in return for the forgiveness of a portion of the outstanding Company debt as part of the then contemplated Reorganization.

      If the Company raises the necessary capital and effects a reorganization of the Company, it expects to then rely on a combination of trademark, copyright, trade secret, licensing and contract laws to protect the trade secrets and other proprietary information. In the ordinary course of business, the Company could from time to time be subject to claims or litigation to defend against alleged infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If material, such claims or litigation could be costly and divert management's attention. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, or require the Company to seek licenses from third parties, any one of which could have a material adverse effect on the Company's business and results of operations. In addition, the Company's intellectual property may be licensed in foreign countries, and the laws of such foreign countries may treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

      Although the Company believes it has the ability to raise the capital and complete a reorganization, there can be no assurance that it will do so. If the Company is unsuccessful, the Company will be forced to immediately discontinue operations and liquidate its assets.

EMPLOYEES

      As of September 29, 2003, the Company employed two full-time employees who directed business development efforts and conducted administrative functions. If a reorganization is consummated, the Company may also employ additional staff as required and as working capital permits. The Company also retains various consultants on a contract basis as needed for management, financial, engineering, legal and accounting services.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Englewood, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,235 per month plus operating expenses of $464 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company currently leases the facility on a month-to-month basis. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business and products.

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Company, nor any officers or directors in their capacities as such, are involved in any matters of material litigation as of the date of filing this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


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

    Fiscal Quarter Ended                         High                Low
    --------------------                         ----                ---

               2002
    September 30, 2001                        $0.0700              $0.0600
    December 31, 2001                           .0700                .0600
    March 31, 2002                              .0900                .0700
    June 30, 2002                               .1200                .0300

               2003
    September 30, 2002                        $0.0600              $0.0300
    December 31, 2002                           .0800                .0150
    March 31, 2003                              .0200                .0100
    June 30, 2003                               .0150                .0070

      As of September 30, 2003 there were approximately 1,764 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends in the foreseeable future.

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

      During the fiscal year ended June 30, 2003, the Company's efforts were primarily directed toward raising additional capital for operations with intent to explore and create a business relationship with another company interested in exploiting certain aspects and or assets of the Company in ORDER to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, and/or completing a merger or acquisition with another entity. These services were most recently provided by 17th Street Strategic Advisors ("17th Street").

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

      After the second letter of intent expired, the Company resumed its negotiations with Regent and RWS aimed at a new transaction. On September 1, 2002, the Company, RWS and WEH L.L.C., a Regent affiliate, entered into a Contribution Agreement whereby the membership interests in RWS would be contributed to the Company in exchange for 5,250,000 shares of a new series of the Company's preferred stock that would convert into the Company's Common Stock on a 2 preferred for 1 common basis (the "RWS Transaction"). The RWS Transaction was contingent on (i) the effectiveness of the reverse stock split, (ii) the Company extinguishing the debt associated with its former business through an exchange of a portion of such debt for equity in the Company and an exchange of a portion of such debt for the Company's technology assets; (iii) the conversion of all or substantially all of the Company's Series C Preferred Stock into Common Stock, and (iv) the successful raising of funds in a private placement.

      In furtherance of effecting the RWS Transaction, effective September 1, 2002 the Company entered into Series C Preferred Stock Conversion Agreements with substantially all of the holders of its Series C Preferred Stock pursuant to which such holders will convert their Series C Preferred Stock into the Company's Common Stock on a 1-for-1 basis ("Series C Transaction"). Furthermore, the Company entered into a Debt Exchange Agreement with certain of the Company's debt holders to extinguish a portion of ADTI's debt in exchange for the issuance of shares of the Company's Common Stock ("Exchange Transaction"), and a Technology Purchase Agreement with an entity controlled by such debt holders whereby the Company would sell its existing technology assets in exchange for the cancellation of the remaining debt held by such holders ("Technology Transaction"). As part of the Technology Transaction, the Company would retain a 10% royalty interest on any revenues generated from the technology assets in the future.

      The consummation of each of the reverse stock split, RWS Transaction, Series C Transaction, Exchange Transaction and Technology Transaction (collectively, the "Reorganization") was conditioned on (i) the consummation of each of the other transactions, and (ii) the closing of an equity financing by the Company.

      On September 2, 2002, the Company's Board of Directors increased the size of the Board to five members and elected Stephen P. Jarchow of Regent as a member of the Board. On September 3, 2002, Gene W. Schneider and Mark L. Schneider resigned from the Board in order to avoid any potential conflicts of interest which might impede the Company in pursuing financing and business plans in the future and the size of the Board was reduced to three members.

      In order to effect the Reorganization, on October 21, 2002 the Company entered into an agreement with Janco Partners, Inc. ("Janco") an investment banker with significant experience with the securities of telecommunication and cable companies to assist the Company in its efforts to raise capital. The closing of the Reorganization was conditioned on raising the necessary capital. While the Company had been unable to raise capital under the current market conditions, management believed that Janco's experience would help the Company to raise the capital needed to close the Reorganization.

      Unfortunately, Janco did not succeed in assisting the Company to raise the capital necessary to close the Reorganization. Due to this failure, the Janco agreement has been terminated and the Company has been forced to abandon its plans to complete the Reorganization plan as outlined above.

      The Company is currently pursuing other means of raising additional capital for operations and reorganizing the Company to build shareholder value, including the possible assumption of operations of one or more businesses previously operated by an affiliate of Regent Entertainment, Inc., which is controlled by Stephen P. Jarchow, a member of the Company's Board of Directors.

      There can be no assurances that the Company will be successful in raising capital or successfully reorganizing itself. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

RESULTS OF OPERATIONS

      For the fiscal year ended June 30, 2003, the Company reported a net loss of ($889,742), or ($.04) per share, compared to a net loss of ($1,062,736), or ($.04) per share, for fiscal 2002. The decrease in net loss before extraordinary gains for the fiscal year ended June 30, 2003 from 2002 is primarily due to: (1) a decrease in general and administrative (G&A) expenses of approximately $168,016; (2) an increase in interest expense of approximately $53,644; and (3) a decrease in research and development (R&D) expenses of approximately $59,574.

      There was no revenue reported from the sale of the Company's product for either fiscal year. As of the date of this report, the Company remains in a development stage as it has not received significant revenues from operations. The Company reported interest income of $38 and $162 for the fiscal years ended June 30, 2003 and 2002, respectively.

      The Company reported G&A expenses of $515,017 and $683,033 for the fiscal years ended June 30, 2003 and 2002, respectively. Depreciation and amortization expense decreased in 2003 by approximately $73,000 primarily due to $75,000 of deferred merger costs to be amortized in 2002 in connection with the services of a financial advisor originally contracted with the Company in 2001. Professional fees decreased by approximately $187,300 for the fiscal year ended June 30, 2003 from 2002 primarily due to a decrease in legal and other professional services in connection with: 1) the Company's efforts in licensing, partnering or selling the Company's patent portfolio and other intellectual property assets and/or completing a merger or acquisition with another entity, and 2) costs associated with the annual shareholders meeting in 2002. Travel and related expenses decreased by approximately $4,600 for the fiscal year ended June 30, 2003 from June 30, 2002 primarily due to the reorganization efforts in 2002. As a result of the suspension of all R&D efforts, G&A salaries and related expenses increased approximately $30,900 in 2003 from 2002 as substantially all of the president's time was directed toward the Reorganization. Due to rising insurance costs, directors and officers' insurance and general liability insurance increased by approximately $64,400 in 2003 over the prior year. Other G&A expenses fluctuated slightly resulting in a net increase of the combined remaining G&A expenses of approximately $1,200.

      Research and development costs decreased from $61,557 for the year ended June 30, 2002 to $1,983 for the year ended June 30, 2003. This decrease of approximately $59,600 is primarily due to management's decision to suspend further development efforts on the Screen and manufacturing processes.

      Interest expense increased from $321,726 for 2002 to $375,370 for 2003 primarily due to an increase in notes outstanding.

      LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At June 30, 2003, the Company reported negative net worth of $5,672,222 and negative working capital of $5,683,380. The Company will continue to require additional capital for administrative expenses and business development efforts. Management believes the current core investor will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital through a private placement, (2) complete a reorganization; (3) secure funding from outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete a reorganization, secure funding from outside sources or achieve and maintain profitable operations.

      If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors. The Company believes that cash flow from operations, coupled with the raising of the necessary capital, and any funds that may become available under other debt financing arrangements will be adequate to meet the Company's obligations and commitments, and will enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, it may be required to reduce the scope of its operations or its anticipated expansion, either of which could have a materially adverse effect on the Company.

      Cash flows from financing activities for the fiscal year ended June 30, 2003 consisted of the issuance of 10% demand notes to a shareholder totaling $480,000. Cash flows from financing activities for the fiscal year ended
June 30, 2002 consisted of the issuance of the same 10% demand notes totaling $480,000. Substantially all of this financing was used for operations during each fiscal year. Cash flows from financing activities for the year ended June 30, 2003 were used primarily for operating expenses and professional fees in assisting the Company with its business development activities described above. Cash flows from financing activities for the year ended June 30, 2002 were used for operating expenses and professional fees in assisting the Company with its technology and business development efforts.

      At June 30, 2003, the Company reported current assets of $25,159 and a working capital deficit. Current liabilities exceeded current assets by $5,683,380. At June 30, 2003, current liabilities consisted of $2,911,079 of convertible, redeemable notes payable to shareholders, $1,030,000 of demand notes payable to shareholders, trade payables and accrued expenses which were incurred primarily for 1) working capital loans, 2) interest on the outstanding convertible, redeemable promissory notes, 3) business development, and 4) operating costs. Accrued interest on notes payable due to stockholders totaled approximately $1,340,268. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of Company Stock. In addition, management intends to negotiate settlement on approximately $67,385 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to the fiscal year ended June 30, 2003, the Company sold an aggregate of $80,000 of additional 10% demand notes. While there can be no assurance of the continuing availability of such financing, management believes the current core investor will continue to fund the Company's operations through the second quarter of fiscal year-end 2004.

      There can be no assurance that the Company will be successful in raising capital or closing a reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

ITEM 7.  FINANCIAL STATEMENTS

      See indexes to financial statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth certain information as to each director and executive officer of ADTI as of October 14, 2003:

Directors and Officers        Age             Position With ADTI
----------------------        ---             ------------------
Lawrence F. DeGeorge           59             Director

Matthew W. Shankle             43             President and Director

Stephen P. Jarchow             52             Director

BUSINESS EXPERIENCE FOR EXECUTIVE OFFICERS AND DIRECTORS:

      LAWRENCE F. DEGEORGE - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991, Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Mr. DeGeorge served as a director of UGC from June 1997 until 1999. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services, and currently serves as Chairman of its Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      During the fiscal year ended June 30, 2003, there was no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company which failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION

      The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company, the Company's only executive officer.

                              SUMMARY COMPENSATION

                           Year Ended                                  Other Annual
       Name                  June 30,            Salary       Bonus    Compensation          Total
-----------------------    ----------       ----------------  -----    ------------     ---------------
Matthew W. Shankle           2003            $ 110,000         -0-       -0-              $110,000
President and CEO            2002            $  93,077         -0-       -0-              $ 93,077
                             2001            $  83,827         -0-       -0-              $ 83,827

                  AGGREGATED OPTION/SAR VALUES AT JUNE 30, 2003

                                    Number of                                            Value of
                                    Securities                                           Unexercised
                                    underlying                           Options/SARs    in-the-money
                                    Unexercised        Options/SARs          Not         options/SARs
       Name                         Options/SARs        Exercisable      Exercisable         ($)    (1)
-----------------------------      --------------    ----------------  ---------------- ---------------
Matthew W. Shankle                  500,000           500,000              -0-            $  -0-

(1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2003 of $.01.

COMPENSATION OF DIRECTORS

      During the fiscal year ended June 30, 2003 no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.

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

      As of June 30, 2003 there were 500,000 options outstanding and exercisable under this Plan at an exercise price of $.1615 per share which expire in 2008.

      This Plan has not been approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are nonqualified options under the Internal Revenue Code.

                      EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------   ------------------   ----------------   ----------------
         Plan Category                    Number of          Weighted            Number of
                                       Securities to be    Average Exercise    Securities
                                         Issued Upon         Price of            Remaining
                                         Exercise of        Outstanding        Available for
                                         Outstanding          Options,        Future Issuance
                                      Options, Warrants    Warrants and         Under Equity
                                         and Rights            Rights           Compensation
                                                                              Plans (excluding
                                                                               Securities
                                                                               Reflected in
                                                                                Column (a))

                                             (a)                (b)                  (c)
-----------------------------------   ------------------   ----------------   ----------------
Equity compensation plans
   approved by security holders             - 0 -              - 0 -                - 0 -
-----------------------------------   ------------------   ----------------   ----------------
Equity compensation plans not
approved by security holders                500,000(1)        $.1615              2,000,000
-----------------------------------   ------------------   ----------------   ----------------
                      Total                 500,000           $.1615              2,000,000
-----------------------------------   ------------------   ----------------   ----------------

(1) Non Qualified Stock Option Agreement dated September 18, 1998 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997. The Company grants the Optionee the right and option to purchase up to an aggregate amount of 500,000 shares of its Common Stock, vesting one quarter each year for four years, exercisable at $.1615 per share, and expiring January 29, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

      The following table sets forth as of September 25, 2003, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. The voting securities of the Company consist of
(i) Common Stock which is entitled to one vote per share, and (ii) Series C Preferred Stock which has no voting rights with respect to matters on which the holders of shares of Common Stock are entitled to vote, and one vote per share with respect to only those matters on which holders of Series C Preferred Stock are entitled to vote by law. As of September 25, 2003, the Company had outstanding 23,774,275 shares of Common Stock. Unless otherwise stated, all shares are owned directly by the reporting person. For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common or Series C Preferred Stock outstanding on such date plus the aggregate amount of Common Stock which could be issued upon the exercise of options or conversion of the Series C Preferred Stock within 60 days of such date.

      The numbers shown in the table do not reflect the 1-for-64 reverse stock split approved by the Company's shareholders which has not been declared effective by the Board of Directors.


                                                           Amount and                                    Amount and
                                                           nature of                                     nature of
Name and address of                      Title of          Beneficial      Percent      Title of         Beneficial        Percent
  Beneficial Owners                       Class            Ownership       of Class      Class           Ownership         of Class
-------------------                      -------           ----------      --------     ------           ---------         --------
William W. Becker                         Common            1,873,369        7.88%      Preferred          197,278          10.70%
Box 143                                   $.001 Par
Grand Cayman Island                      ("Common")
British West Indies

Lawrence F. DeGeorge (1)                  Common (2)       18,888,073       49.09%      Preferred                0            .00%
Phillips Point, East Tower
777 South Flagler Drive, Suite 800
West Palm Beach, FL 33401

Bruce H. Etkin                            Common (3)        3,968,985       16.20%      Preferred          341,978          18.55%
1512 Larimer St., No. 325
Denver, CO 80202

G. Schneider Holdings, Co.                Common            4,941,959       20.79%      Preferred          520,420          28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Gene W. Schneider                         Common (4)       19,330,484       50.65%      Preferred (4)      520,420          28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Louise H. Schneider                       Common (5)        4,941,959       20.79%      Preferred (5)      520,420          28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Mark L. Schneider                         Common (6)       15,472,120       48.66%      Preferred (6)      784,652          42.55%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Carla G. Shankle                          Common (7)        4,941,959       20.79%      Preferred (7)      520,420          28.22%
7334 South Alton Way
Building 14, Suite F
Englewood, CO 80112

Matthew W. Shankle (1)                    Common (8)          500,000        2.06%      Preferred                0            .00%
7334 South Alton Way
Building 14, Suite F
Englewood,  CO 80112

Tina M. Wildes                            Common (9)        4,941,959       20.79%      Preferred (9)      520,420          28.22%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Stephen P. Jarchow(1)                     Common                    0         .00%      Preferred                0            .00%
8411 Preston Road, Suite 650
Dallas, Texas 75225

All executive officers and                Common (10)      19,388,073       49.74%      Preferred                0            .00%
directors as a group
(3 persons)

(1)   Officer or director.

(2) Includes 14,705,564 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at prices ranging from $.05 to $.30 per share until October 15, 2002 unless the notes are called sooner by the Company.

(3) Includes 721,529 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at $.1615 per share until October 15, 2002 unless the notes are called sooner by the Company.

(4) Includes 14,388,525 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the notes are called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(5) Includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(6) Includes 8,020,988 shares underlying convertible promissory notes and interest thereon owned by the reporting person. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes 4,941,959 shares of Common Stock and 520,420 shares of Series C Preferred Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the executive committee.

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

(10) Includes 14,705,564 shares underlying convertible promissory notes and interest thereon. The notes are convertible at prices ranging from $.05 to $0.30 per share until October 15, 2002 unless the note is called sooner by the Company. Also includes options to purchase 500,000 shares of Common Stock that are currently exercisable at $.1615 per share and which expire in 2008.

CHANGES IN CONTROL

      The Company knows of no arrangement or events, the occurrence of which may result in a change in control, other than the consummation of a reorganization.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of September 25 2003, Lawrence F. DeGeorge, Matthew W. Shankle and Stephen P. Jarchow were Directors of ADTI.

      As of September 25, 2003, three principal shareholders, Messrs. Gene Schneider, Larry DeGeorge and Mark Schneider have loaned $1,144,353, $1,207,030 and $476,710, respectively, for which they received 10% convertible, redeemable promissory notes of the Company with conversion rates from $.05 to $.30. In addition, Messrs. Gene Schneider and Larry DeGeorge have loaned $115,000 and $995,000, respectively, for which they received 10% demand notes. Interest expense associated with notes to the principal shareholders was $366,939 (1 director) and $313,315 (3 directors) for the fiscal years ended June 30, 2003 and 2002, respectively. As of June 30, 2003, $1,292,730 of interest expense had accrued on these notes.

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

      At June 30, 2003, the Company had payables totaling $123,789 due to entities with which officers or directors are affiliated.

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

10.3 Letter of Intent with Regent Worldwide Sales, LLC dated May 23, 2002 (incorporated by reference, Form 8-K dated May 23, 2002).

*31 Certificate of President, Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32 Certificate of President, Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed with this report

REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/S/ MATTHEW W. SHANKLE                          Date:   OCTOBER 14, 2003
------------------------------                       -------------------------
By:   Matthew W. Shankle
      President, Chief Executive, Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LAWRENCE F. DEGEORGE                        Date:   OCTOBER 14, 2003
------------------------------------                 -------------------------
By:   Lawrence F. DeGeorge
      Director

/S/ MATTHEW W. SHANKLE                          Date:   OCTOBER 14, 2003
------------------------------                       -------------------------
By:   Matthew W. Shankle
      Director

/S/ STEPHEN P. JARCHOW                          Date:   OCTOBER 14, 2003
------------------------------                       -------------------------
By:   Stephen P. Jarchow
      Director

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
INDEPENDENT AUDITOR'S REPORT.....................................................................F-2

BALANCE SHEET - June 30, 2003....................................................................F-3

STATEMENTS OF OPERATIONS - For the Years Ended June 30, 2003 and 2002, and Cumulative
      from Inception (March 15, 1995) through June 30, 2003......................................F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - For the Period from Inception
      (March 15, 1995) through June 30, 2003.....................................................F-5

STATEMENTS OF CASH FLOWS - For the Years Ended June 30, 2003 and 2002, and Cumulative
      from Inception (March 15, 1995) through June 30, 2003......................................F-6

NOTES TO THE FINANCIAL STATEMENTS................................................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 and for the period from inception (March 15, 1995) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 and for the period from inception (March 15, 1995) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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




HEIN + ASSOCIATES LLP

Denver, Colorado
August 28, 2003

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2003


                                     ASSETS

CURRENT ASSETS:
   Cash                                                          $   10,878
   Other current assets                                              14,281
                                                                 ----------
      Total current assets                                           25,159

PROPERTY AND EQUIPMENT, net                                          11,158
                                                                 ----------

TOTAL ASSETS                                                     $   36,317
                                                                 ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable:
      Trade                                                      $  261,800
      Related party                                                 123,789
   Notes payable - related parties                                1,030,000
   Convertible, redeemable promissory notes payable -
      related parties                                             2,911,079
   Accrued interest payable - related parties                     1,340,268
   Other accrued liabilities                                         41,603
                                                                 ----------
      Total current liabilities                                   5,708,539

COMMITMENT AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000 shares
      authorized, 1,843,900 shares issued and outstanding
      (liquidation preference of $2,765,850)                          1,844
   Common Stock, $.001 par value, 100,000,000 shares
      authorized, 23,774,275 shares issued and outstanding           23,775
   Additional paid-in capital                                     4,443,770
   Deficit accumulated during the development stage             (10,141,611)
                                                                -----------
      Total stockholders' deficit                                (5,672,222)
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   36,317
                                                                 ==========




            See accompanying notes to these financial statements.
                                      F-3

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                    CUMULATIVE
                                                                       FROM
                                                                     INCEPTION
                                                                  (MARCH 15, 1995)
                                           FOR THE YEARS ENDED       THROUGH
                                                JUNE 30,             JUNE 30,
                                         -----------------------  ---------------
                                            2003         2002           2003
                                         ----------  -----------    ------------
CONSULTING REVENUE                       $        -  $         -    $     30,200

OTHER INCOME:
   Related party interest income                  -            -         162,761
   Other interest income                         38          162           7,994
   Settlement income                          2,590        3,418         181,008
   Other                                          -            -             550
                                         ----------  -----------    ------------
      Total revenue and other income          2,628        3,580         382,513

COSTS AND EXPENSES:
   General and administrative               515,017      683,033       3,702,759
   Research and development                   1,983       61,557       3,946,662
   Impairment of intangible assets                -            -         451,492
   Interest expense - related party         375,370      321,726       2,751,996
                                         ----------  -----------    ------------
      Total costs and expenses              892,370    1,066,316      10,852,909
                                         ----------  -----------    ------------

LOSS BEFORE EXTRAORDINARY GAIN             (889,742)  (1,062,736)    (10,470,396)

EXTRAORDINARY GAIN DUE TO
   FORGIVENESS OF DEBT                            -            -         328,785
                                         ----------  -----------    ------------

NET LOSS                                 $ (889,742) $(1,062,736)   $(10,141,611)
                                         ==========  ===========    ============

NET LOSS PER COMMON SHARE (BASIC
   AND DILUTED):
      Loss before extraordinary          $     (.04) $      (.04)
      gain
      Extraordinary gain                          -            -
                                         ----------  -----------
      Net loss                           $     (.04) $      (.04)
                                         ==========  ===========

WEIGHTED AVERAGE SHARES OF COMMON
   STOCK OUTSTANDING                     23,774,275   23,774,275
                                         ==========  ===========




            See accompanying notes to these financial statements.
                                      F-4

                                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2003

                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL   DEFERRED
                                    -----------------   -------------------    PAID-IN      MERGER      ACCUMULATED
                                     SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL      COSTS         DEFICIT          TOTAL
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, March 15, 1995
(Inception)                                 -  $    -            -  $     -   $        -   $      -    $          -    $         -
   Capital contributions                    -       -      697,095      697       90,971          -               -         91,668
   Net loss                                 -       -            -        -            -          -            (286)          (286)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 1995                      -       -      697,095      697       90,971          -            (286)        91,382
   Capital contributions                    -       -       87,141       87       11,372          -               -         11,459
   Net loss                                 -       -            -        -            -          -         (24,430)       (24,430)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 1996                      -       -      784,236      784      102,343          -         (24,716)        78,411
   Conversion of debt to
     common stock and issuance
     of preferred stock
     pursuant to acquisition
     of Display Group, LLC
     and Display Optics, Ltd.       1,843,900   1,844   20,559,687   20,560    2,351,160          -               -      2,373,564
   Net loss                                 -       -            -        -            -          -      (2,718,839)    (2,718,839)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 1997              1,843,900   1,844   21,343,923   21,344    2,453,503          -      (2,743,555)      (266,864)
   Debt convertible at
     below market                           -       -            -        -    1,013,933          -               -      1,013,933
   Conversion of debt to
     common stock                           -       -    4,182,509    4,183      545,817          -               -        550,000
   Retirement of shares
     in settlement                          -       -     (350,000)    (350)         350          -               -              -
   Employee stock options
     issued for services                    -       -            -        -      214,125          -               -        214,125
   Net loss                                 -       -            -        -            -          -      (2,971,929)    (2,971,929)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 1998              1,843,900   1,844   25,176,432   25,177    4,227,728          -      (5,715,484)    (1,460,735)
   Retirement of shares in
     settlement                             -       -   (1,402,157)  (1,402)       1,402          -               -              -
   Net loss                                 -       -            -        -            -          -        (582,813)      (582,813)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 1999              1,843,900   1,844   23,774,275   23,775    4,229,130          -      (6,298,297)    (2,043,548)
   Debt convertible at
     below market                           -                    -        -      139,640          -               -        139,640
   Net loss                                 -                    -        -            -          -        (916,368)      (916,368)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 2000              1,843,900   1,844   23,774,275   23,775    4,368,770          -      (7,214,665)    (2,820,276)
   Warrants issued for
     prepaid services                       -       -            -        -       75,000    (75,000)              -              -
   Net loss                                 -       -            -        -            -          -        (974,468)      (974,468)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 2001              1,843,900   1,844   23,774,275   23,775    4,443,770    (75,000)     (8,189,133)    (3,794,744)
   Amortization of deferred
     merger costs                                                                            75,000                         75,000
   Net loss                                 -       -            -        -            -          -      (1,062,736)    (1,062,736)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 2002              1,843,900   1,844   23,774,275   23,775    4,443,770          -      (9,251,869)    (4,782,480)
   Net loss                                 -       -            -        -            -          -        (889,742)      (889,742)
                                    ---------  ------   ----------  -------   ----------   --------    ------------    -----------
BALANCE, June 30, 2003              1,843,900  $1,844   23,774,275  $23,775   $4,443,770   $      -    $(10,141,611)   $(5,672,222)
                                    =========  ======   ==========  =======   ==========   ========    ============    ===========




             See accompanying notes to these financial statements.
                                      F-5

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                     INCEPTION
                                                                        FOR THE YEARS ENDED       (MARCH 15, 1995)
                                                                              JUNE 30,               THROUGH
                                                                       ------------------------      JUNE 30,
                                                                          2003        2002             2003
                                                                       ---------    -----------    -------------
Net loss                                                               $(889,742)   $(1,062,736)   $ (10,141,611)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Acquired research and development expense                                   -              -        2,536,494
   Impairment of intangibles                                                   -              -          451,492
   Depreciation and amortization of property and equipment                 6,342          7,443          279,575
   Amortization of deferred merger costs                                       -         75,000           75,000
   Stock option compensation expense                                           -              -          214,125
   Interest expense related to debt discount                                   -              -        1,153,573
   Loss on sale of property and equipment                                      -              -            5,445
   (Increase) decrease in:
      Inventory                                                                -              -            6,048
      Other current assets                                                (6,268)        (3,356)        (145,766)
   Increase (decrease) in:
      Accounts payable                                                    20,086        183,216          (60,261)
      Accrued interest payable to stockholders                           375,371        321,725        1,525,471
      Other accrued liabilities                                            2,369         15,981          (58,942)
                                                                       ---------    -----------    -------------
        Net cash used in operating activities                           (491,842)      (462,727)      (4,159,357)
                                                                       ---------    -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         -         (1,180)        (125,068)
   Proceeds from sale of property and equipment                                -              -           17,030
   Advances to affiliates                                                      -              -         (932,925)
   Purchase of note receivable and security interest                           -              -         (225,000)
   Cash received in acquisition                                                -              -          303,812
                                                                       ---------    -----------    -------------
        Net cash used in investing activities                                  -         (1,180)        (962,151)
                                                                       ---------    -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                       -              -          103,127
   Proceeds from notes payable to stockholders                           480,000        480,000        4,729,754
   Proceeds from line-of-credit                                                -              -          299,505
                                                                       ---------    -----------    -------------
        Net cash flows provided by
          financing activities                                           480,000        480,000        5,132,386
                                                                       ---------    -----------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (11,842)        16,093           10,878
CASH AND CASH EQUIVALENTS, Beginning of period                            22,720          6,627                -
                                                                       ---------    -----------    -------------
CASH AND CASH EQUIVALENTS, End of period                               $  10,878    $    22,720    $      10,878
                                                                       =========    ===========    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                         $       -    $         -    $      26,570
                                                                       =========    ===========    =============
      Taxes                                                            $       -    $         -    $           -
                                                                       =========    ===========    =============
   Non-cash transactions:
      Issuance of common stock for acquisition of Display
         Group, LLC and Display Optics, Ltd. and
         conversion of convertible debt                                $       -    $         -    $   2,199,026
                                                                       =========    ===========    =============
      Conversion of notes payable stockholders
         to common stock                                               $       -    $         -    $     550,000
                                                                       =========    ===========    =============
      Conversion of interest payable on notes
         to notes payable                                              $       -    $         -    $      12,354
                                                                       =========    ===========    =============
      Retirement of shares in settlement                               $       -    $         -    $       1,402
                                                                       =========    ===========    =============
      Extinguishment of debt                                           $       -    $         -    $     328,785
                                                                       =========    ===========    =============




            See accompanying notes to these financial statements.
                                      F-6

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

     DEVELOPMENT STAGE COMPANY/GOING CONCERN/SUBSEQUENT EVENT - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $5,680,000 as of June 30, 2003. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     In September of 2002, the Company entered into an agreement to acquire all of the outstanding membership interests of Regent Worldwide Sales, in exchange for 336,000,000 (pre-split) shares of its Series D preferred stock, convertible into 2,625,000 (post-split) shares of the Company's Common Stock. RWS is in the film distribution business. The acquisition of RWS by the Company is contingent upon the Company successfully completing a series of related transactions, including the following: (1) a 1-for-64 reverse stock split of the Common Stock; (2) the conversion of all or substantially all of the Company's Series C Preferred Stock into shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), on a 1-for-1 basis (pre-split); (3) the cancellation of substantially all of the Company's notes payable in exchange for right to its technology and the issuance of shares of approximately 22,166,000 shares of Common Stock (pre-split); and (4) a private placement of Common Stock for gross proceeds of approximately $8,250,000 to finance the business of RWS going forward. As of June 30, 2003, the Company has not completed the related transactions needed to complete the acquisition.

     The Company will continue to require additional capital for administrative expenses. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. If the Company is unable to obtain additional funding through these investors, there is substantial doubt that the Company will be able to continue as a going concern.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2003 and June 30, 2002 was $6,342 and $7,443, respectively.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The interest rate associated with related party notes payable and other debt is considered to be significantly less than an interest rate that the Company could obtain from third parties. Due to the financial condition of the Company (see Note 1), management of the Company is unable to determine whether third party financing is currently available to the Company at any interest rate. As such, the Company is unable to determine the fair value of these financial instruments as of June 30, 2003.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     STOCK-BASED COMPENSATION - As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share (EPS) disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. As there were no options granted during fiscal 2003 or 2002, the pro forma net loss and net loss per share are equal to those reported in the financial statements.

     LOSS PER SHARE - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2003 and 2002 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2003 and 2002 was anti-dilutive. Diluted EPS does not include options representing 500,000 common shares because they would have been anti-dilutive.

     COMPREHENSIVE LOSS - Comprehensive income represents all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirements of SFAS 148 in these financial statements.

     SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations.

     The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. We do not believe the adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at June 30, 2003:

          Equipment                                         $    99,379
          Office furniture                                       26,553
                                                            -----------
                                                                125,932
          Less accumulated depreciation and amortization       (114,774)
                                                            -----------

                Property and equipment, net                 $    11,158
                                                            ===========


3.   NOTES PAYABLE - RELATED PARTIES:

     At June 30, 2003, the Company had $2,911,079 of unsecured notes payable to investors which matured on October 15, 2002 and accrue interest at 10% per annum. These notes are convertible into shares of the Company's common stock, at the option of the holder, $1,173,725 at a rate of $.1615 per share, $320,000 at a rate of $.20 per share, $146,212 at a rate of $.18 per share, $740,242 at a rate of $.05 per share, and $530,900 at a rate of $.30 per share. The Company also had $1,030,000 of non-convertible unsecured notes payable to investors, at June 30, 2003 that are due on demand and accrue interest at 10% per annum. Subsequent to June 30, 2003, the Company issued additional notes totaling $80,000. Notes payable totaling $3,941,079 and $1,340,268 of accrued interest payable at June 30, 2003 were due to directors of the Company or owners of more than 5% of the Company's common stock. Interest expense associated with notes to directors and owners of more than 5% of the Company's common stock was $375,370 and $321,726 for the years ended June 30, 2003 and 2002, respectively.

4.   COMMITMENT:

     OFFICE LEASE - The Company leases office and warehouse facilities on a month to month basis. Total rental expense was $19,595 and $18,400 for the years ended June 30, 2003 and 2002, respectively.

     The Company's current monthly rent payments are approximately $1,235, plus operating expenses of $464 per month.

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

     A summary of stock option activity is as follows:

                                               2003                  2002
                                        -----------------------   ----------------------
                                                      Weighted                 Weighted
                                                       Average                  Average
                                          Number      Exercise      Number     Exercise
                                         of Shares      Price      of Shares     Price
                                        -----------   ---------   -----------  ---------
     Outstanding, beginning of year      500,000          .16      500,000       $.16
          Granted                              -           -             -       $  -
          Canceled                             -           -             -       $  -
                                        --------                  --------

     Outstanding, end of year            500,000          .16      500,000       $.16
                                        ========                  ========

     At June 30, 2003, all of these options were exercisable (at a weighted average exercise price of $.16) and will expire in 2008 if not previously exercised.

     PREFERRED STOCK - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

                      ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     As of June 30, 2003, the Company has issued 1,843,900 shares of Series C Preferred Stock (the Preferred Stock). The Preferred Stock entitles holders to receive dividends, if declared by the Board of Directors, totaling, in the aggregate, $.83 per share. Dividends on the Preferred Stock shall be paid before any dividends or other distributions shall be declared or paid on ADTI's common stock. ADTI may elect to redeem, in cash, some or all of the Preferred Stock, at its option, at the Preferred Stock's liquidation value of $.67 plus any unpaid dividends. Holders may require ADTI to redeem the Preferred Stock any time after ADTI has fully paid the dividend of $.83 per share or at any time after a change in control of ADTI, as defined. If the Preferred Stock is redeemed at the election of the holder, ADTI has the option to redeem the Preferred Stock by issuance of either cash or ADTI's common stock at market value based on a value of $1.50 per preferred share, less dividends previously paid.

6.   WARRANTS:

     In May 2001, the Company entered into an agreement with an investment banking service company (the "Investment Banker.") The agreement stipulates that the Investment Banker would identify an acceptable merger candidate for the Company. For these services, the Company granted warrants to purchase 500,000 shares of common stock exercisable at $.15 per share, which was the closing price of the Company's common stock on the date of execution of the agreement. The warrants have a weighted average exercise price of $.15 and are exercisable effective at the execution of the agreement (May 2001) and expire in May 2006. No other warrants were granted during fiscal 2001 or 2003 and no warrants have been exercised or forfeited. The estimated fair value of these warrants was determined using the Black Scholes option pricing model. Significant assumptions include a risk-free interest rate of 6%, expected volatility of 736%, and that no dividends would be declared during the expected term (5 years) of the warrants. The estimated fair value for the 500,000 warrants issued for services amounted to $75,000, which was recorded as deferred merger costs as a component of stockholders' equity. The deferred merger costs were amortized over the period the services were provided.

7.   INCOME TAXES:

     A long-term deferred tax asset totaling approximately $5,700,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance decreased by approximately $768,000 during 2003 primarily as a result of the decrease in net operating loss carryforward.

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

                      ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal and state effective income tax rate is as follows at June 30:

                                                               2003         2002
                                                            -----------  -----------
          Computed expected tax benefit                     $  332,000   $  394,000
          (Increase) decrease in tax benefit (expense)
          resulting from:
              Non-deductible expenses                               -             -
              Expiration of NOL                             (1,100,000)    (918,000)
              (Increase) reduction in valuation
                 allowance related to net operating loss
                 carryforwards and change in temporary
                 differences                                   768,000      524,000
                                                            ----------   ----------

                                                            $       -    $        -
                                                            ==========   ==========

     As of June 30, 2003, the Company has accumulated net operating loss carryforwards of approximately $15,000,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2018 if not utilized sooner.

8.   RELATED PARTY TRANSACTIONS:

     At June 30, 2003, the Company had payables totaling $123,789 due to related entities (mainly an officer family member and companies with common directors) of the Company. Also see Note 3 for additional related party transactions.