Form 10QSB
period 2003-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2003-11-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

              For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
        ----------------------------------------------------------------
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

As of November 13, 2003, 23,774,275 shares of Common Stock, $.001 par value per share were outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets (unaudited) -
            September 30, 2003 and June 30, 2003.............................1

         Statements of Operations (unaudited)
            Three months ended September 30, 2003 and 2002 and for the period from March 15, 1995, inception, to September 30, 2003.....2

         Statements of Cash Flows (unaudited)
            Three months ended September 30, 2003 and 2002 and for the period from March 15, 1995, inception, to September 30, 2003.....3

         Notes to Financial Statements (unaudited).........................4-5

Item 2.  Management's Discussion and Analysis or Plan of Operations.......6-10

Item 3.  Controls and Procedures............................................10


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................10

            Signatures......................................................11

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      September 30,       June 30,
                                                          2003             2003
                                                      -------------     ------------
                                     ASSETS
CURRENT ASSETS:
   Cash                                               $        971      $     10,878
   Other current assets                                     18,406            14,281
                                                      ------------      ------------
      Total current assets                                  19,377            25,159

PROPERTY AND EQUIPMENT                                     125,932           125,932
   Less: Accumulated depreciation                         (116,115)         (114,774)
                                                      ------------      ------------
      Net Property and Equipment                             9,817            11,158
                                                      ------------      ------------

      TOTAL ASSETS                                    $     29,194      $     36,317
                                                      ============      ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable
      Trade                                           $    274,021      $    261,800
      Related party                                        123,122           123,789
   Current portion of notes payable-related party        1,110,000         1,030,000
   Convertible, redeemable promissory notes
      payable-related party                              2,911,079         2,911,079
   Accrued interest-related parties                      1,442,072         1,340,268
   Other accrued liabilities                                46,594            41,603
                                                      ------------      ------------
      Total current liabilities                          5,906,888         5,708,539

COMMITMENT AND CONTINGENCY (NOTE 1)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 100,000,000
      shares authorized, 1,843,900 shares issued
      and outstanding (liquidation preference of
      $2,765,850)                                            1,844             1,844

   Common stock, $.001 par value, 100,000,000
      shares authorized, 23,774,275 issued and              23,775            23,775
      outstanding

   Additional paid-in capital                            4,443,770         4,443,770
   Deficit accumulated during the
      development stage                                (10,347,083)      (10,141,611)
                                                      ------------      ------------
      Total Shareholders' Deficit                       (5,877,694)       (5,672,222)
                                                      ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $     29,194      $     36,317
                                                      ============      ============

           (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              March 15, 1995
                                                                               (Inception)
                                                Three Months Ended               Through
                                                   September 30,              September 30,
                                               2003               2002             2003
                                          ------------      ------------     ---------------
CONSULTING REVENUE                        $         --      $         --      $     30,200

OTHER INCOME:
    Related party interest income                   --                --           162,761
    Other interest income                            1                11             7,995
    Settlement Income                               --                --           181,008
    Other                                           --                --               550
                                          ------------      ------------      ------------
       Total revenue and other income                1                11           382,514

COSTS AND EXPENSES:
    General and administrative                 103,668           128,672         3,806,427
    Research and development                        --                --         3,946,662
    Impairment of intangible assets                 --                --           451,492
    Interest expense - related party           101,805            89,249         2,853,801
                                          ------------      ------------      ------------
       Total costs and expenses                205,473           217,921        11,058,382
                                          ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY GAIN            $   (205,472)     $   (217,910)     $(10,675,868)

EXTRAORDINARY GAIN DUE TO FORGIVENESS
OF DEBT                                             --                --           328,785
                                          ------------      ------------      ------------

NET LOSS                                  $   (205,472)     $   (217,910)     $(10,347,083)
                                          ============      ============      ============


NET LOSS PER COMMON SHARE
(BASIC AND DILUTIVE):                     $       (.01)     $       (.01)
                                          ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          23,774,275        23,774,275
                                          ============      ============

         (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             March 15, 1995
                                                                                              (Inception)
                                                                Three Months Ended              Through
                                                                   September 30,             September 30,
                                                             2003                2002            2003
                                                         ------------      ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $   (205,472)     $   (217,910)     $(10,347,083)
Adjustments to reconcile net (loss) to net cash used
  in operating activities:
  Acquired research and development expense                        --                --         2,536,494
  Impairment of intangible asset                                   --                --           451,492
  Depreciation and amortization                                 1,341             1,597           280,916
  Amortization of deferred merger costs                            --                --            75,000
  Stock option compensation expense                                --                --           214,125
  Interest expense related to debt discount                        --                --         1,153,573
  Loss on disposal of property and equipment                       --                --             5,445
(Increase) decrease in:
  Inventory                                                        --                --             6,048
  Other current assets                                         (4,125)           (6,903)         (149,891)
(Decrease) increase in:
  Accounts payable                                             11,554            25,727           (48,707)
  Accrued interest payable to shareholders                    101,804            89,249         1,627,275
  Other accrued liabilities                                     4,991             1,596           (53,951)
                                                         ------------      ------------      ------------
    Net cash used in operating activities                     (89,907)         (106,644)       (4,249,264)
                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                              --                --          (125,068)
  Proceeds from sale of property and equipment                     --                --            17,030
    Advances to affiliates                                         --                --          (932,925)
  Purchase of notes receivable and security interest               --                --          (225,000)
  Cash received in acquisition                                     --                --           303,812
                                                         ------------      ------------      ------------
    Net Cash used in investing activities                          --                --          (962,151)
                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions                                            --                --           103,127
  Proceeds from notes payable to shareholders                  80,000            90,000         4,809,754
  Proceeds from line-of-credit                                     --                --           299,505
                                                         ------------      ------------      ------------
    Net Cash provided by financing activities                  80,000            90,000         5,212,386
                                                         ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                                    (9,907)          (16,644)              971
CASH AND CASH EQUIVALENTS, Beginning of Period                 10,878            22,720                --
                                                         ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, End of Period                 $        971      $      6,076      $        971
                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
  Interest                                               $         --      $         --      $     26,570
                                                         ============      ============      ============
  Taxes                                                  $         --      $         --      $         --
                                                         ============      ============      ============
Issuance of common stock for acquisition of
  Display Group, LLC and Display Optics Ltd.
  and conversion of convertible debt                     $         --      $         --      $  2,199,026
                                                         ============      ============      ============
Issuance of warrants for prepaid services                $         --      $         --      $     75,000
                                                         ============      ============      ============
Conversion of notes payable stockholders to
  common stock                                           $         --      $         --      $    550,000
                                                         ============      ============      ============
Conversion of interest on notes payable to
  notes payable                                          $         --      $         --      $     12,354
                                                         ============      ============      ============
Retirement of shares in settlement                       $         --      $         --      $      1,402
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

      These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2003, as the notes to these interim financial statements omit certain information required for complete financial statements.

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

      In August 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to us.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based compensation-Transition and Disclosure-an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption. This is known as the "prospective method." The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either restate all periods presented, which is known as the "retroactive restatement method" or recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards, which is known as the "modified prospective method." For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plan on continuing using this method to account for stock options. Therefore, we do not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirements in these financial statements.

      SFAS No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities," was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations.

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

Note 2.

      Subsequent to September 30, 2003 the Company issued one 10% demand note in the aggregate amount of $80,000 to a stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      During the fiscal quarter ended September 30, 2003, the Company's efforts were primarily directed toward raising additional capital for operations with intent to explore and create a business relationship with another company interested in exploiting certain aspects and or assets of the Company in order to maximize shareholder value by licensing, partnering or selling the Company's patent portfolio and other intellectual property assets, and/or completing a merger or acquisition with another entity. These services were most recently provided by 17th Street Strategic Advisors ("17th Street").

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

RESULTS OF OPERATIONS

      For the fiscal quarter ended September 30, 2003, the Company reported a net loss of ($205,472), or ($.01) per share, compared to a net loss of ($217,910), or ($.01) per share, for the same period in 2002. The decrease in net loss for the quarter ended September 30, 2003 from September 30, 2002, is primarily due to the Company's efforts to complete the Reorganization as described above.

      As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations.

      The Company reported general and administrative (G&A) expenses of $103,668 and $128,672 for the fiscal quarters ended September 30, 2003 and 2002, respectively. Professional fees decreased by approximately $20,697 for the fiscal quarter ended September 30, 2003 primarily due to the reorganization efforts in 2002. Other G&A expenses fluctuated slightly resulting in a net increase to the combined remaining G&A expenses of approximately $4,307.

      Interest expense increased from $89,249 for the first quarter of 2002 to $101,805 for the first quarter of 2003 primarily due to an increase in total debt outstanding for the fiscal quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2003, the Company reported negative net worth of $5,877,694 and negative working capital of $5,887,511. The Company will continue to require additional capital for administrative expenses and business development efforts. Management believes that the current core investor will continue to fund the Company's operations on an as needed basis through the second quarter of the current fiscal year. Management believes that the Company's continued operational existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital through a private placement; (2) complete a reorganization; (3) secure funding from outside sources; and (4) achieve and maintain profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete a reorganization, secure funding from outside sources or achieve and maintain profitable operations.

      If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors. The Company believes that cash flow from operations, coupled with the raising of the necessary capital, and any funds that may become available under other debt financing arrangements will be adequate to meet the Company's obligations and commitments, and will enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, it may be required to reduce the scope of operations or its anticipated expansion, either of which could have a materially adverse effect on the Company.

      Cash flows from financing activities for the fiscal quarters ended September 30, 2003, and 2002 consisted of the issuance of 10% demand notes to a shareholder totaling $80,000 and $90,000, respectively. Substantially all of this financing was used for administrative expenses and professional fees in assisting the Company with its reorganization efforts described above.

      At September 30, 2003, the Company reported current assets of $19,377 and a working capital deficit. Current liabilities exceeded current assets by $5,887,511. At September 30, 2003, current liabilities consisted of $2,911,079 of convertible, redeemable promissory notes to shareholders, $1,110,000 of demand notes payable to shareholders, $397,143 of trade payables and $1,488,666 of accrued expenses which were incurred primarily for 1) working capital loans
2) interest on the outstanding convertible redeemable promissory notes,
3) business development, and 4) operating costs. Accrued interest on notes payable due to shareholders totaled approximately $1,442,072. The Company intends to satisfy payment of accrued interest with cash from future operations or funding, or by issuance of Common Stock. In addition, management intends to negotiate settlement on approximately $67,400 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to the fiscal quarter ended September 30, 2003, the Company issued one additional 10% demand note to its core investor totaling $80,000. While there can be no assurance of the continuing availability of such financing, management believes the current core investor will continue to fund the Company's operations through the second quarter of the current fiscal year.

      There can be no assurance that the Company will be successful in raising capital or closing the Reorganization. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

                           FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding Advance Display Technologies, Inc.'s (the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise

      Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2003.


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

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)




Date: November 13, 2003              /s/ MATTHEW W. SHANKLE
                                     -------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer