Form 10QSB
period 2003-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2004-02-23
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2003

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

         For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 COLORADO                         84-0969445
       ---------------------------        --------------------------
         (State of incorporation)          (IRS Employer ID number)

        7334 SOUTH ALTON WAY, BUILDING 14, SUITE F, CENTENNIAL, CO 80112
        ----------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)

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

                           YES              NO    X
                              -------         --------

As of February 20, 2004, the Company had 25,618,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                        PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (unaudited)
            December 31, 2003 and June 30, 2003..............................1

         Consolidated Statements of Operations (unaudited)
            Three and six months ended December 31, 2003 and 2002............2

         Consolidated Statements of Cash Flows (unaudited)
            Three and six months ended December 31, 2003 and 2002..........3-4

         Notes to Consolidated Financial Statements (unaudited)............5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations.......7-12

            Overview.........................................................7
            New Theater Operations...........................................7
            Management.....................................................7-8
            Reorganization of Capital Structure............................8-9
            Results of Operations...........................................10
            Liquidity and Resources......................................10-11
            Forward Looking Statements......................................12

Item 3.  Controls and Procedures.........................................12-13



                          PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................14

Item 6.  Exhibits and Reports on Form 8-K...................................14

            Signatures......................................................15

                               PART I. FINANCIAL INFORMATION
Item 1.

                              ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      BALANCE SHEETS
                                       (Unaudited)
                                                                        December 31,         June 30,
                                                                            2003               2003
                                                                       ----------------   ---------------
                                            ASSETS
CURRENT ASSETS:
    Cash                                                               $    230,623      $     10,878
    Preferred subscriptions receivable                                      400,000                --
    Other current assets                                                     20,491            14,281
                                                                       ------------      ------------
        Total current assets                                                651,114            25,159

PROPERTY AND EQUIPMENT                                                      136,973           125,932
    Less:  Accumulated depreciation                                        (117,730)         (114,774)
                                                                       ------------      ------------
        Net Property and Equipment                                           19,243            11,158

INTANGIBLE ASSETS                                                           203,840                --
        Less:  Accumulated amortization                                      (4,626)               --
                                                                       ------------      ------------
        Total Intangible Assets                                             199,214                --

OTHER ASSETS                                                                  4,608                --
                                                                       ------------      ------------
        TOTAL ASSETS                                                   $    874,179      $     36,317
                                                                       ============      ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable
        Trade                                                          $    485,218      $    261,800
        Related party                                                       198,675           123,789
    Current portion of notes payable-related party                               --         1,030,000
    Convertible, redeemable promissory notes payable-related party               --         2,911,079
    Accrued interest-related parties                                             --         1,340,268
    Other accrued liabilities                                                89,790            41,603
                                                                       ------------      ------------
        Total current liabilities                                           773,683         5,708,539

STOCKHOLDERS' EQUITY:
    Preferred Series C stock, $.001 par value, 100,000,000 shares authorized, 0 and 1,843,902 shares issued and outstanding
        at December 31, 2003 and June 30, 2003, respectively
        (liquidation preference of $2,765,850)                                   --             1,844
    Preferred Series D stock, $.001 par value, 60,000,000 shares authorized, 60,000,000 and 0 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively
        (liquidation preference of $1,000,000)                               60,000                --
    Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 and 0 shares issued and outstanding
        at December 31, 2003 and June 30, 2003, respectively
        (liquidation preference of $1,008,895)                                1,009                --
    Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 and 0 shares issued and outstanding
        at December 31, 2003 and June 30, 2003, respectively
        (liquidation preference of $4,549,015)                                4,549                --
    Preferred subscriptions receivable                                     (400,000)

    Common stock, $.001 par value, 100,000,000 shares authorized,
        25,618,177 and 23,774,275 issued and outstanding at
        December 31, 2003 and June 30, 2003, respectively                    25,618            23,775

    Additional paid-in capital                                           10,936,212         4,443,770
    Accumulated equity                                                  (10,526,892)      (10,141,611)
                                                                       ------------      ------------
        Total Shareholders' Equity                                          100,496        (5,672,222)
                                                                       ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    874,179      $     36,317
                                                                       ============      ============

           (See accompanying notes to unaudited financial statements)

                              ADVANCE DISPLAY TECHNOLOGIES, INC.

                                   STATEMENTS OF OPERATIONS
                                         (Unaudited)



                                                 Three Months Ended              Six Months Ended
                                                    December 31,                   December 31,
                                             ----------------------------   ----------------------------
                                                2003            2002           2003            2002
                                             ------------    ------------   ------------    ------------
 REVENUE
     Box office receipts                     $   122,977     $       ---    $   122,977     $       ---
     Concession revenue                           40,681             ---         40,681             ---
     Screen and facility rentals                  28,986             ---         28,986             ---
                                             -----------     -----------    -----------     -----------
          Total revenue                          192,644             ---        192,644             ---

 COST OF SALES AND SERVICES
     Film rentals                                 82,661             ---         82,661             ---
     Concession purchases                          5,168             ---          5,168             ---
     Booking fees                                  2,120             ---          2,120             ---
                                             -----------     -----------    -----------     -----------
          Total cost of sales and                 89,949             ---         89,949             ---
            services                         -----------     -----------    -----------     -----------

 GROSS PROFIT                                    102,695             ---        102,695             ---

 COSTS AND EXPENSES:
     General and administrative                  267,706         177,927        371,374         306,599
                                             -----------     -----------    -----------     -----------
          Total costs and expenses               267,706         177,927        371,374         306,599
                                             -----------     -----------    -----------     -----------
 LOSS FROM OPERATIONS                           (165,011)       (177,927)      (268,679)       (306,599)

 OTHER INCOME (EXPENSE):
     Other interest income                            82              20             83              31
     Interest expense - related parties          (14,880)        (93,730)      (116,685)       (182,979)
                                             -----------     -----------    -----------     -----------
          Total other income (expense)           (14,798)        (93,710)      (116,602)       (182,948)
                                             -----------     -----------    -----------     -----------

 LOSS BEFORE EXTRAORDINARY GAIN               $ (179,809)    $  (271,637)   $  (385,281)    $  (489,547)
                                             -----------     -----------    -----------     -----------
 EXTRAORDINARY GAIN DUE TO
    EXTINGUISHMENT OF DEBT                           ---           2,590            ---           2,590
                                             -----------     -----------    -----------     -----------
 NET LOSS                                    $  (179,809)    $  (269,047)   $  (385,281)    $  (486,957)
                                             ===========     ===========    ===========     ===========

    ACCRUED PERFERRED SERIES E DIVIDEND           (4,204)           ---          (4,204)            ---
                                             -----------     -----------    -----------     -----------
 NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                $  (184,013)    $  (269,047)   $  (389,485)    $  (486,957)
                                             ===========     ===========    ===========     ===========

 NET LOSS PER COMMON SHARE
     (BASIC AND DILUTIVE):
      Loss before extraordinary gain         $      (.01)    $      (.01)   $      (.02)    $      (.02)
      Extraordinary Gain                             ---             ---            ---             ---
                                             -----------     -----------    -----------     -----------
      Net loss                               $      (.01)    $      (.01)   $      (.02)    $      (.02)
                                             ===========     ===========    ===========     ===========
 WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                      24,388,908      23,774,275     24,081,592      23,774,275
                                             ===========     ===========    ===========     ===========

           (See accompanying notes to unaudited financial statements)

                            ADVANCE DISPLAY TECHNOLOGIES, INC.

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                       Three Months Ended          Six Months Ended
                                                          December 31,               December 31,
                                                       2003          2002        2003           2002
                                                     ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(179,809)   $(269,047)   $(385,281)   $(486,957)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Depreciation and amortization                          6,242        1,595        7,583        3,192
  Extraordinary gain due to extinguishment of debt          --        2,590           --        2,590
(Increase) decrease in:
  Other current assets                                   3,981      (12,540)        (144)     (19,443)
(Decrease) increase in:
  Accounts payable                                      29,871       (5,473)      41,425       20,254
  Interest payable to shareholders                      14,880       93,730      116,684      182,979
  Other accrued liabilities                             21,662         (469)      26,653        1,127
                                                     ---------    ---------    ---------    ---------
     Net cash used in operating activities            (103,173)    (189,614)    (193,080)    (296,258)
                                                     ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition                          52,825           --       52,825           --
                                                     ---------    ---------    ---------    ---------
     Net cash used in investing activities              52,825           --       52,825           --
                                                     ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                200,000           --      200,000           --
  Proceeds from notes payable to shareholders           80,000      190,000      160,000      280,000
                                                     ---------    ---------    ---------    ---------
     Net cash provided by financing activities         280,000      190,000      360,000      280,000
                                                     ---------    ---------    ---------    ---------

Increase (decrease) in cash                            229,652          386      219,745      (16,258)
Cash & cash equivalent at beginning of period              971        6,076       10,878       22,720
                                                     ---------    ---------    ---------    ---------
Cash & cash equivalent at end of period              $ 230,623    $   6,462    $ 230,623    $   6,462
                                                     =========    =========    =========    =========

           (See accompanying notes to unaudited financial statements)


                                ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)



                                                      Three Months Ended            Six Months Ended
                                                         December 31,                 December 31,
                                                     2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for:
   Interest                                       $      ---     $      ---     $      ---     $      ---
                                                  ==========     ==========     ==========     ==========
   Taxes                                          $      ---     $      ---     $      ---     $      ---
                                                  ==========     ==========     ==========     ==========
 Acquired membership interest in Regent
 Theaters, L.L.C. and Regent Releasing L.L.C.     $   50,000     $      ---     $   50,000     $      ---
                                                  ==========     ==========     ==========     ==========
 Conversion of Preferred Series C stock
    to common stock                               $    1,844     $      ---     $    1,844     $      ---
                                                  ==========     ==========     ==========     ==========
 Subscriptions for Preferred Series D stock       $  800,000     $      ---     $  800,000     $      ---
                                                  ==========     ==========     ==========     ==========
 Conversion of demand notes and accrued
    interest to Preferred Series E stock          $1,008,985     $      ---     $1,008,985     $      ---
                                                  ==========     ==========     ==========     ==========
 Conversion of convertible, redeemable
    promissory notes, demand notes and accrued
    interest to Preferred Series F stock          $4,549,015     $      ---     $4,549,015     $      ---
                                                  ==========     ==========     ==========     ==========

                  (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     INTERIM FINANCIAL STATEMENTS

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

      These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2003 as the notes to these interim financial statements omit certain information required for complete financial statements.


NOTE 2.     ACQUISITION

      On November 30, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C. from Regent Entertainment Partnership, L.P. of Dallas, Texas. The Company has shifted its primary focus to its newly acquired theater and theatrical operations, however, it will continue its historical business of developing and producing fiber optic display screen systems. Two theaters leased and operated by Regent Theaters, L.L.C. form the base of the Company's planned national chain of specialty motion picture theaters.

      Financial results of the newly acquired businesses for the month of December, 2003 have been included in the consolidated financial statements.

      The purchase price was $50,000 for the membership interests (which has not yet been paid). The purchase price was allocated to intangible assets totaling $203,840 and net tangible assets totaling $74,541; net of assumed liabilities totaling $228,381. The identifiable intangible assets and the estimated useful lives are as follows:


      ----------------------------------------------------------------
      Favorable Leases                           2 - 8 years
      ----------------------------------------------------------------
      Customer Lists                             3 years
      ----------------------------------------------------------------
      Business Relationships                     5 - 10 years
      ----------------------------------------------------------------
      Film Service Agreements                    1 year
      ----------------------------------------------------------------


      The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of Regent Theaters, L.L.C. and Regent Entertainment, L.L.C. had taken place on July 1, 2003 or July 1, 2002. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on either of the assumed dates.

                                                    Pro Forma
                                          Six Months Ended December 31,
      -----------------------------------------------------------------
                                              2003           2002
      -----------------------------------------------------------------
      Revenue                             $   799,101     $  892,525
      -----------------------------------------------------------------
      Net Loss                            $  (539,638)    $ (846,540)
      -----------------------------------------------------------------
      Net Loss per Share                  $      (.02)    $     (.03)
      -----------------------------------------------------------------


NOTE 3.     FORMERLY DEVELOPMENT STAGE COMPANY

      Prior to December 1, 2003, the Company was in the development stage, as it had not yet commenced its principal operations or realized significant revenues from its planned operations. Due to the newly acquired entities and immediate revenues realized from the operation of the theaters, the Company is no longer in the development stage.


NOTE 4.     NEW EQUITY CAPITAL AND DEBT RESTRUCTURING

            The Company funded the acquisition by issuing a new voting, convertible, participating series of the Company's Series D Preferred Stock to certain new and existing shareholders in a private financing. The total proceeds from the financing will total $1,000,000, of which $200,000 was received prior to December 31, 2003. (See Note 5.)

      The Company also converted all of the 1,843,902 outstanding shares of the Company's Series C Preferred Stock into 1,843,902 shares of the Company's Common Stock. In addition, the Company converted $1,008,985 of its debt into 1,008,985 shares of the Company's new non-voting, non-convertible, junior priority, Series E Preferred Stock, and $4,549,015 of its debt into 4,549,015 shares of the Company's new non-voting, non-convertible, junior priority, Series F Preferred Stock.


NOTE 5.     SUBSEQUENT EVENTS

      Subsequent to December 31, 2003 the Company received $400,000 of its subscriptions receivable in connection with the reorganization and capitalization transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

      In the second fiscal quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas. As a result, ADTI has shifted its primary focus to its newly acquired theater and theatrical releasing operations. ADTI will also continue its historical business of developing and producing fiber optic display screen systems for video billboard and other display applications.

NEW THEATER OPERATIONS

      Two theaters operated by Regent Theaters, L.L.C. have formed the base of the Company's planned national chain of specialty motion picture theaters. The Company hopes to acquire the rights to additional theaters across the country which will be re-formatted, to varying degrees, as high quality, jewel box theaters presenting quality, gay and lesbian themed motion pictures, as well as other specialty motion pictures. Stephen P. Jarchow, a member of the Company's board of directors, is a principal of Regent Entertainment, which produces motion pictures in a variety of genres, including those appealing to the gay and lesbian audience. Mr. Jarchow and the other principal of Regent Entertainment, Paul Colichman, will actively assist management's efforts to locate and develop additional movie theaters across the country.

      Neither Regent Theaters, L.L.C. nor Regent Releasing, L.L.C., owns any movie theaters or other real property. Regent Theaters, L.L.C. leases both of its two movie theaters which are located in Dallas and in Los Angeles. The Dallas theater is leased from Highland Park Shopping Village through January 12, 2011 at a monthly rental rate equal to the greater of (a) 10% of theater revenues or (b) an escalating share of operating expenses that peaks at $10,308 per month in 2010. The Los Angeles theater is leased from Regent Showcase L.L.C., a limited liability company, owned and controlled by Messrs. Jarchow and Colichman, at a monthly rental equal to the greater of $10,000 (escalating 3% per annum) or 10% of theater revenues, plus its share of common area operating expenses, through November 30, 2013. The Company believes that there is an opportunity for improvement of the financial performance of the theaters under ADTI's ownership.

      The Regent Highland Park Village Theater in Dallas is a four screen 500-seat complex in the prestigious Highland Park Village shopping center, at the corner of Preston Road and Mockingbird Lane. It typically plays major studio and independent films on three screens and quality crossover gay motion pictures on one screen.

      The Regent Showcase Theater in Los Angeles is a single screen 800-seat theater located near La Brea and Melrose in West Hollywood. It currently follows a programming strategy similar to the Dallas theater. ADTI plans to base the operations of its newly acquired entities there and make improvements to the leased premises to accommodate a small administrative staff.

MANAGEMENT

      Matthew W. Shankle will continue as president of the Company and will manage its day-to-day operations, including general oversight of the theater and theatrical releasing operations. John A. Lambert will continue to direct the Company's theater and theatrical releasing operations. Mr. Lambert has over 30 years of experience in theater operations and specialty motion picture distribution and will serve as senior vice president of Regent Theaters, L.L.C. and Regent Releasing, L.L.C. Messrs. Jarchow, DeGeorge and Shankle will continue as directors of the Company.

REORGANIZATION OF CAPITAL STRUCTURE

      As a precondition to the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., the Company reorganized itself (the "Reorganization) by: (i) converting all outstanding shares of the Company's Series C Preferred into Common Stock; (ii) converting all of the Company's debt into two new non-voting, non-convertible, junior priority, series of the Company's preferred stock; and
(iii) obtaining subscriptions from existing and new shareholders to invest $1,000,000 in shares of a new, convertible, senior series of its preferred stock. The first $200,000 payable from the subscriptions was received by December 31, 2003 and $400,000 has been received subsequent to December 31, 2003.

      CONVERSION OF SERIES C PREFERRED STOCK. All of the Company's Series C Preferred Stock ("Series C Preferred") has been converted to shares of the Company's Common Stock, on a one-for-one basis.

      Formerly, holders of the Company's Series C Preferred had no voting rights, except as required by law, but had dividend, liquidation, and redemption preferences, including the right of redemption at either the Company's option or the holder's option. Shares of the Company's Common Stock received in the conversion have one vote per share and receive proceeds on the liquidation of the Company only after all debt and other obligations of the Company have been satisfied, and the liquidation preferences of the Company's preferred stock have been paid. The Common Stock received was not registered for resale with the Securities and Exchange Commission but recipients were granted the right to "piggy back" the registration of their shares of Common Stock on other registration statements filed by the Company, subject to customary limitations.

      DEBT CONVERSION - SERIES E PREFERRED. The holders of the Company's previously outstanding debt have exchanged their debt for shares of the Company's preferred stock. Debt incurred since January 25, 2002 totaling $1,008,985, which was used to finance the Company's pursuit of various business opportunities, has been exchanged for 1,008,985 shares of a new, non-voting, non-convertible series of the Company's preferred stock ("Series E Preferred"). The Series E Preferred will have no voting rights except for those required by law.

      The Series E Preferred will receive a 5% dividend based on the $1,008,895 purchase price of the Series E Preferred. This is a mandatory dividend, which may not be increased or decreased, and will be automatically cumulated on December 31st of each year even if not declared by the Company's Board of Directors. The Series E Preferred is not convertible into any other series or class of the Company's capital stock. Upon liquidation of the Company, the Series E Preferred is junior to the Series D Preferred (described below), but senior to all of the Company's other capital stock.

      The Company will have the option, but not the obligation, to redeem any or all of the shares of Series E Preferred at any time beginning three years from the date of issuance. The redemption price will be the stated value per share plus accrued but unpaid dividends.

      DEBT CONVERSION - SERIES F PREFERRED. The debt incurred by the Company prior to January 25, 2002, totaling $4,549,015, was exchanged for 4,549,015 shares of another new, nonvoting, nonconvertible series of the Company's preferred stock ("Series F Preferred"). Like the Series E Preferred, the Series F Preferred has no voting rights except as required by law, has no conversion rights, and is redeemable by the Company at a stated value at any time beginning three years from the date of issuance. Unlike the Series E Preferred, however, the Series F Preferred has no rights to dividends. Furthermore, the Series F Preferred is junior to the Series D Preferred and Series E Preferred, but senior to the Company's Common Stock, on liquidation.

      NEW CAPITAL INVESTMENT - SERIES D PREFERRED. The Company raised $1,000,000 in new capital by issuing a new voting, convertible, participating series of the Company's preferred stock (the "Series D Preferred") to affiliates of the Company. The proceeds are being used to develop and expand the Company's theater operations. The Company issued 60,000,000 shares of Series D Preferred at a price of approximately $0.0167 per share, for aggregate consideration of $1,000,000, on November 30, 2003, coincident with the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C.

      Holders of Series D Preferred have one vote per share and vote with the holders of Common Stock on all matters and have class voting rights where required by law. The Series D Preferred is convertible into shares of Common Stock at the election of the holder thereof at an initial conversion rate of $0.0167 per share. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

      The Series D Preferred has the most senior liquidation preference of all of the Company's capital stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series D Preferred would be entitled to receive, after due payment or provision for payment for the debts and other liabilities of the Company, a liquidating distribution before any distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series D Preferred plus any accrued and unpaid dividends or (b) the amount that would be paid to the holders of Series D Preferred on an "as converted" basis.

      The Series D Preferred does not earn any dividend; rather, like the Common Stock, the holders of Series D Preferred are entitled to dividends only if and when declared by the Board of Directors.

      Finally, the holders of Series D Preferred have been granted demand registration rights for the underlying shares of Common Stock and the right to "piggy back" on registrations that the Company initiates, subject to customary limitations. In addition, in order to protect potential tax benefits of the Company, the holders of Series D Preferred have agreed not to transfer their Series D Preferred (or Common Stock received upon conversion) without the Company's permission.

      There can be no assurance that the Company will be successful in profitably operating its two existing theaters, the additional theaters it intends to acquire, and or the theatrical releasing business. If the Company fails to do so, it will be forced to immediately discontinue its operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such liquidation, especially the holders of Common Stock, who would have the lowest priority in any such liquidation.

RESULTS OF OPERATIONS

      For the fiscal quarter and six months ended December 31, 2003 the Company reported net losses of ($179,809) and ($385,281), respectively, as compared to net losses of ($269,047) and ($486,957) for the same periods in 2002. The decrease in net loss for the quarter and six months ended December 31, 2003 from 2002 is primarily due to the Company's efforts to complete the Reorganization as described above.

      Prior to December 1, 2003, the Company was in the development stage, as it had not yet commenced its principal operations or realized significant revenues from its planned operations. Due to the newly acquired entities and immediate revenues realized from the operation of the theaters, the Company is no longer in the development stage. The Company acquired its theater and releasing companies effective November 30, 2003 and therefore has included only one month of operating results from these subsidiaries in these financial statements.

      Because the Company suspended the manufacturing process development and product commercialization efforts for its fiber optic display screen systems for the past 25 months to focus on effecting the Reorganization, the balance of the Company's financial results merely reflect the expenses incurred in that effort.

      As a result, the Company is reporting revenues from theater operations of only $192,644, reflecting one month of combined operations for both the quarter and six months ended December 31, 2003. Cost of sales and services totaled $89,949 resulting in gross profit for the 2003 periods of $102,695. There were no revenues from theater operations to report for the quarter or six months ended December 31, 2002.

      The Company reported general and administrative expenses of $267,706 and $371,374 for the quarter and six months ended December 31, 2002, compared to $177,927 and $306,599 for the same periods in 2002. For the quarter and six months ended December 31, 2003, general and administrative expense of approximately $143,000 is due to the December operations of the acquired entities. Professional fees decreased by approximately $35,000 and $55,000 for the quarter and six months ended December 31, 2003, respectively, from the same periods ended December 31, 2002 primarily in connection with a shift in focus with respect to the means of accomplishing the Reorganization. The Company experienced a decrease of approximately $17,000 and $20,000 in insurance expense for the quarter and six months ended December 31, 2003, respectively, over the same periods ended December 31, 2002 due to negotiated reductions in premiums. Other general and administrative expenses fluctuated slightly resulting in a net decrease to the combined remaining general and administrative expenses of approximately $1,000 and $4,000 for the quarter and six month period ended December 31, 2003 over 2002, respectively.

      Interest expense decreased from $182,979 for the six month period ended December 31, 2002 to $116,685 for the same period in 2003 primarily due to the conversion of all the Company's outstanding debt to shares of preferred stock during the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. Effective December 1, 2003, the principal and accrued interest of all outstanding debt was converted to shares of the Company's newly created Series E and Series F Preferred Stock. In addition, as part of the reorganization, the Company received subscriptions for $1,000,000 of its newly created Series D Preferred Stock. As of the date of this report, $600,000 of the $1,000,000 in cash due has been received from these investors. As a result, of the new subscriptions, the Company reported net worth of $100,496 at December 31, 2003 compared to negative net worth of $5,672,222 at June 30, 2003.

      The Company's working capital position improved from negative $5,683,380 at June 30, 2003 to negative $122,569. The additional subscriptions to be received of $400,000 would have created positive working capital of $277,431. The Company believes that its capital requirements have been met for the foreseeable future as a result of the Reorganization. While there can be no assurance, management believes that the current capital resources gained through the Reorganization and the revenues derived from the ongoing operations of its newly acquired entities will continue to fund the Company's operations for the foreseeable future. Management believes that, ultimately, the Company's continued viability is dependent upon its ability to: 1) acquire and operate additional theater locations; 2) successfully expand and operate the theatrical releasing business; and 3) achieve and maintain profitable operations. There can be no assurance that the Company will be able to do so.

      If the Company's future anticipated financial resources otherwise prove to be inadequate, it may be required to reduce the scope of its operations or its anticipated expansion, either of which could have a materially adverse effect on the Company. If the Company fails to accomplish some or all of its goals, or if the funds provided through the Reorganization prove to be inadequate to finance ongoing operations, it will be forced to seek other means of funding or to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such liquidation.

      Cash flows from financing activities for the six month period ended December 31, 2003 and 2002 consisted of the issuance of 10% demand notes to shareholders totaling $160,000 and $280,000, respectively; and $200,000 in 2003 in proceeds from the sale of equity in connection with the Company's Reorganization described above. Cash flows for the six month period ended December 31, 2003 were used for one month of theater operating expenses, professional fees, and for general corporate administrative expense. Cash flows for the quarter ended December 31, 2002 were primarily used for administrative and operational expenses as management efforts were focused completely on the Reorganization.

      At December 31, 2003, the Company reported current assets of $651,114 and a working capital deficit. Current liabilities exceeded current assets by $122,569. At December 31, 2003, current liabilities of $773,683 consisted of trade payables and accrued expenses which were incurred primarily through: 1) the acquisition of Regent Theaters, L.L.C.; 2) accumulation of professional fees in connection with the Reorganization; and 3) operating costs. Management intends to negotiate settlement on approximately $67,400 of aged payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

      Subsequent to December 31, 2003 the Company received $400,000 of its subscriptions receivable in connection with the reorganization and capitalization transaction.

                           FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's future revenues and results of operations. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties, including but not limited to the following: the Company may be unable to profitably operate its two existing theaters or the additional theaters it intends to acquire; the Company may be unable to locate or acquire the rights to additional theaters suitable for its business plan; the Company's belief that national audiences will accept movie theaters focused on high quality gay themed motion pictures may prove to be erroneous; the Company's limited financial resources and small management team may prove to be insufficient to execute the planned national expansion of its theater business; the Company may encounter competition in acquiring theaters or in attracting the upscale gay and crossover audiences it seeks to attract; and various other risks typical of new businesses with a limited operating history and aggressive expansion plan.

      Although management believes the expectations reflected in the forward-looking statements made herein are based on reasonable assumptions, the Company cannot assure investors that these expectations will prove correct, and the actual results that the Company achieves may differ materially from any forward-looking statements, due to such risks and uncertainties. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to generate sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally its successful execution of a business plan that will take the Company from a development stage entity to a profitable operating company. Some of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

      Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2003 and the Company's other filings with the Securities and Exchange Commission, including but not limited to the December 15, 2003 Form 8-K filed concerning the Reorganization.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      At the end of the period reported on in this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

      There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above other than the application of those internal controls to its newly acquired businesses for the first time. The Company anticipates further development of its internal controls to appropriately address the change in the character of its business and assets as a result of the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

      On November 30, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C. for $50,000. The Company funded the acquisition by issuing shares of a new voting, convertible, participating series of the Company's Series D Preferred Stock to certain new and existing shareholders in a private financing. The total proceeds from the financing will total $1,000,000, of which $600,000 has been received to date.

      The Company also converted all of the 1,843,902 outstanding shares of the Company's Series C Preferred Stock into the Company's Common Stock on a one to one basis. In addition, the Company converted $1,008,985 of its debt into 1,008,985 shares of the Company's new non-voting, non-convertible, junior priority, Series E Preferred Stock, and $4,549,015 of its debt into 4,549,015 shares of the Company's new non-voting, non-convertible, junior priority, Series F Preferred Stock.

      The offer and sale of the Series D Preferred Stock, and the underlying shares of Common Stock into which the Series D are convertible, the offer and sale of the Company's Common Stock for conversion of the Series C Preferred, and the offer and sale of the conversion of the Company's debt into the Series E and F Preferred Stock, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            EXHIBIT NO.   DESCRIPTION

               31 Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002

               32 Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

        (b) The Company filed a Current Report on Form 8-K dated November 30, 2003 under Item 2 on the reorganization and acquisition of Regent Theaters, L.L.C and Regent Releasing, L.L.C.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)



Date: February 23, 2004              /s/ Matthew W. Shankle
                                     -------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer