Form 10QSB
period 2004-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2004-05-24
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

         For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
             ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   COLORADO                        84-0969445
          ---------------------------        ------------------------
           (State of incorporation)          (IRS Employer ID number)

        7334 SOUTH ALTON WAY, BUILDING 14, SUITE F, CENTENNIAL, CO 80112
         -------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)

                                 (303) 267-0111
                   -------------------------------------------
                (Issuer's telephone number, including area code)

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

As of May 11, 2004, the Company had 25,618,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE

                        PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (unaudited)
            March 31, 2004 and June 30, 2003.................................1

         Consolidated Statements of Operations (unaudited)
            Three and nine months ended March 31, 2004 and 2003..............2

         Consolidated Statements of Cash Flows (unaudited)
            Three and nine months ended March 31, 2004 and 2003............3-4

         Notes to Consolidated Financial Statements (unaudited)............5-8

Item 2.  Management's Discussion and Analysis or Plan of Operations.......8-13

            Overview.........................................................8
            New Theater Operations.........................................8-9
            Management.......................................................9
            Reorganization of Capital Structure...........................9-11
            Results of Operations........................................11-12
            Liquidity and Capital Resources..............................12-13
            Forward Looking Statements......................................13

Item 3.  Controls and Procedures............................................14



                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................15

            Signatures......................................................16

                          PART 1. FINANCIAL INFORMATION
ITEM 1.
                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 31,       June 30,
                                                           2004            2003
                                                       ------------    ------------
                                       ASSETS
CURRENT ASSETS:
   Cash                                                $    278,650    $     10,878
   Other current assets                                      55,398          14,281
                                                       ------------    ------------
      Total current assets                                  334,048          25,159

PROPERTY AND EQUIPMENT                                      141,090         125,932
   Less:  Accumulated depreciation                         (119,820)       (114,774)
                                                       ------------    ------------
      Net Property and Equipment                             21,270          11,158

INTANGIBLE ASSETS                                           203,840             ---
   Less:  Accumulated amortization                          (18,612)            ---
                                                       ------------    ------------
      Total Intangible Assets                               185,228             ---

OTHER ASSETS                                                 13,550             ---
                                                       ------------    ------------

      TOTAL ASSETS                                     $    554,096    $     36,317
                                                       ============    ============

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable
      Trade                                            $    400,539    $    261,800
      Related party                                         123,748         123,789
   Current portion of notes payable-related party               ---       1,030,000
   Convertible, redeemable promissory notes
      payable-related party                                     ---       2,911,079
   Accrued interest-related parties                             ---       1,340,268
   Other accrued liabilities                                167,611          41,603
                                                       ------------    ------------
      Total current liabilities                             691,898       5,708,539

STOCKHOLDERS' DEFICIT:
   Preferred Series C stock, $.001 par value,
      100,000,000 shares authorized, 0 and 1,843,902
      shares issued and outstanding at March 31, 2004
      and June 30, 2003, respectively (liquidation
      preference of $2,765,850)                                 ---           1,844
   Preferred Series D stock, $.001 par value,
      60,000,000 shares authorized, 60,000,000 and 0
      shares issued and outstanding at March 31, 2004
      and June 30, 2003, respectively (liquidation
      preference of $1,000,000)                              60,000             ---
   Preferred Series E stock, $.001 par value,
      1,008,985 shares authorized,
      1,008,985 and 0 shares issued
      and outstanding at March 31, 2004 and June 30,
      2003, respectively (liquidation preference of
      $1,008,895)                                             1,009             ---
   Preferred Series F stock, $.001 par value,
      4,549,015 shares authorized,
      4,549,015 and 0 shares issued
      and outstanding at March 31, 2004 and June 30,
      2003, respectively (liquidation preference of
      $4,549,015)                                             4,549             ---
   Preferred subscriptions receivable                      (400,000)            ---

   Common stock, $.001 par value, 100,000,000 shares
      authorized, 25,618,177 and 23,774,275 issued and
      outstanding at March 31, 2004 and June 30, 2003,
      respectively                                           25,618          23,775

   Additional paid-in capital                            10,936,212       4,443,770
   Accumulated Deficit                                  (10,765,190)    (10,141,611)
                                                       ------------    ------------
      Total Shareholders' Deficit                          (137,802)     (5,672,222)
                                                       ------------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $    554,096    $     36,317
                                                       ============    ============

          (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months Ended        Nine Months Ended
                                              March 31,                 March 31,
                                      -------------------------   -------------------------
                                          2004          2003          2004          2003
                                      -----------   -----------   -----------   -----------
 REVENUE
     Box office receipts              $   316,199   $       ---   $   439,176   $       ---
     Concession revenue                    95,817           ---       136,499           ---
     Screen and facility rentals           38,148           ---        67,133           ---
                                      -----------   -----------   -----------   -----------
        Total revenue                     450,164           ---       642,808           ---

 COST OF SALES AND SERVICES
     Film rentals                         140,403           ---       223,064           ---
     Concession purchases                  22,907           ---        28,075           ---
     Booking fees                           6,585           ---         8,705           ---
                                      -----------   -----------   -----------   -----------
        Total cost of sales and
         services                         169,895           ---       259,844           ---
                                      -----------   -----------   -----------   -----------

 GROSS PROFIT                             280,269           ---       382,964           ---

 COSTS AND EXPENSES:
     General and administrative           518,941       113,520       890,315       420,120
                                      -----------   -----------   -----------   -----------
        Total costs and expenses          518,941       113,520       890,315       420,120
                                      -----------   -----------   -----------   -----------

 LOSS FROM OPERATIONS                    (238,672)     (113,520)     (507,351)     (420,120)

 OTHER INCOME (EXPENSE):
     Other interest income                    374             2           456            34
     Interest expense - related
      parties                                 ---       (94,226)     (116,685)     (277,205)
                                      -----------   -----------   -----------   -----------
        Total other income
         (expense)                            374       (94,224)     (116,229)     (277,171)
                                      -----------   -----------   -----------   -----------

 LOSS BEFORE EXTRAORDINARY GAIN       $  (238,298)  $  (207,744)  $  (623,580)  $  (697,291)
                                      -----------   -----------   -----------   -----------

 EXTRAORDINARY GAIN DUE TO
    EXTINGUISHMENT OF DEBT                    ---           ---           ---         2,590
                                      -----------   -----------   -----------   -----------

 NET LOSS                             $  (238,298)  $  (207,744)  $  (623,580)  $  (694,701)
                                      ===========   ===========   ===========   ===========

    ACCRUED PREFERRED SERIES E
     DIVIDEND                             (12,612)          ---       (16,816)          ---
                                      -----------   -----------   -----------   -----------

 NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                         $  (250,910)   $(207,744)   $  (640,396)  $  (694,701)
                                      ===========   ===========   ===========   ===========

 NET LOSS PER COMMON SHARE
     (BASIC AND DILUTIVE):
      Loss before extraordinary
       gain                           $      (.01)  $      (.01)  $      (.03)  $      (.03)
      Extraordinary Gain                      ---           ---           ---           ---
                                      -----------   -----------   -----------   -----------
      Net loss                        $      (.01)  $      (.01)  $      (.03)  $      (.03)
                                      ===========   ===========   ===========   ===========

 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             25,618,175    23,774,275    24,593,786    23,774,275
                                      ===========   ===========   ===========   ===========

         (See accompanying notes to unaudited financial statements)
                                       2

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                          Three Months Ended          Nine Months Ended
                                            March 31, 2004              March 31, 2004
                                          2004          2003          2004         2003
                                      -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                            $  (238,298)  $  (207,744)  $  (623,580)  $  (694,701)
Adjustments to reconcile net loss
to net
 Cash used in operating activities:
  Depreciation and amortization            16,077         1,575        23,660         4,767
  Extraordinary gain due to
    extinguishment of debt                    ---           ---          ---          2,590
(Increase) decrease in:
  Other current assets                    (43,849)       23,593       (43,993)        4,150
(Decrease)  increase in:
  Accounts payable                        (83,792)       29,122       (42,367)       49,376
  Interest payable to shareholders            ---        94,226       116,685       277,205
  Other accrued liabilities                 2,006        13,689        28,659        14,816
                                      -----------   -----------   -----------   -----------
    Net cash used in operating
      activities                         (347,856)      (45,539)     (540,936)     (341,797)
                                      -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition                ---           ---        52,825           ---
  Purchase of equipment                    (4,117)          ---        (4,117)          ---
                                      -----------   -----------   -----------   -----------
    Net cash provided by (used in)
      investing activities                 (4,117)          ---        48,708           ---
                                      -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                   400,000           ---       600,000           ---
  Proceeds from notes payable to
   shareholders                               ---        40,000       160,000       320,000
                                      -----------   -----------   -----------   -----------
    Net cash provided by financing
     activities                           400,000        40,000       760,000       320,000
                                      -----------   -----------   -----------   -----------

Increase (decrease) in cash                48,027        (5,539)      267,772       (21,797)
Cash & cash equivalent at beginning
  of period                               230,623         6,462        10,878        22,720
                                      -----------   -----------   -----------   -----------
Cash & cash equivalent at end of
  period                              $   278,650   $       923   $   278,650   $       923
                                      ===========   ===========   ===========   ===========

          (See accompanying notes to unaudited financial statements)

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         Three Months Ended          Nine Months Ended
                                              March 31,                  March 31,
                                          2004        2003           2004          2003
                                      -----------   -----------   -----------   -----------

 SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
 Cash paid for:
   Interest                           $       ---   $       ---   $       ---   $       ---
                                      ===========   ===========   ===========   ===========
   Taxes                              $       ---   $       ---   $       ---   $       ---
                                      ===========   ===========   ===========   ===========
 Acquired membership interest in
  Regent Theaters, L.L.C. and
  Regent Releasing L.L.C.             $       ---   $       ---   $    50,000   $       ---
                                      ===========   ===========   ===========   ===========
 Conversion of Preferred Series C
  stock to common stock               $       ---   $       ---   $     1,844   $       ---
                                      ===========   ===========   ===========   ===========
 Subscriptions for Preferred
  Series D stock                      $   400,000   $       ---   $   800,000   $       ---
                                      ===========   ===========   ===========   ===========
 Conversion of demand notes and
  accrued interest to Preferred
  Series E stock                      $       ---   $       ---   $ 1,008,985   $       ---
                                      ===========   ===========   ===========   ===========

 Conversion of convertible,
  redeemable Promissory notes,
  demand notes and accrued
  interest to Preferred Series
  F stock                             $       ---   $       ---   $ 4,549,015   $       ---
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


NOTE 2.     ACQUISITION AND PLANNED DISPOSITION

      On November 30, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. ("Theaters") and Regent Releasing, L.L.C. ("Releasing") from Regent Entertainment Partnership, L.P. of Dallas, Texas. The Company then shifted its primary focus to these newly acquired Theaters and Releasing operations. However, the Company continued its historical business of developing and producing fiber optic display screen systems. Two theaters leased and operated by Theaters formed the base of the Company's planned national chain of specialty motion picture theaters. Subsequent to March 31, 2004, the Company reassigned its ownership interests in Theaters and Releasing back to the original owners. See Note 5.

      Financial results of the newly acquired businesses from December, 2003 have been included in the consolidated financial statements.

      The purchase price of $50,000 for the membership interests has not been paid. The purchase price was allocated to intangible assets totaling $203,840 and net tangible assets totaling $74,541; net of assumed liabilities totaling $228,381. The identifiable intangible assets and the estimated useful lives are as follows:


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


      The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of Theaters and Releasing had taken place on July 1, 2003 or July 1,

2002. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on either of the assumed dates.

                                                    Pro Forma
                                          Nine Months Ended March 31,
      ----------------------------------------------------------------
                                              2004          2003
                                              ----          ----
      ----------------------------------------------------------------
      Revenue                             $ 1,249,000   $ 1,300,000
      ----------------------------------------------------------------
      Net Loss                            $  (771,136)  $(1,010,000)
      ----------------------------------------------------------------
      Net Loss per Share                  $      (.03)  $      (.05)
      ----------------------------------------------------------------


NOTE 3.     FORMERLY DEVELOPMENT STAGE COMPANY

      Prior to December 1, 2003, the Company was in the development stage, as it had not yet commenced its principal operations or realized significant revenues from its planned operations. Due to the newly acquired entities and immediate revenues realized from the operation of the Theaters, the Company was no longer considered in the development stage as of March 31, 2004. However, after the disposal of the theater assets (see Note 5) the Company will likely reenter the development stage.


NOTE 4.     NEW EQUITY CAPITAL AND DEBT RESTRUCTURING

            The Company funded the acquisition by issuing a new voting, convertible, participating series of the Company's Series D Preferred Stock to certain new and existing shareholders in a private financing. The total proceeds from the financing were expected to total $1,000,000, of which $600,000 was received prior to March 31, 2004. (See Note 5.)

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


NOTE 5.     SUBSEQUENT EVENTS

      On April 7, 2004, Stephen P. Jarchow, one of the Company's directors, advised the Company that he was resigning from the Board of Directors effective immediately. Mr. Jarchow's resignation from the Board was accompanied by a demand letter from Mr. Jarchow on behalf of Regent Entertainment Partnership, L.P. ("Regent Entertainment") that, because the Company had breached its obligations under the November 30, 2003 Unit Purchase Agreement (the "UPA") between the Company and Regent Entertainment effecting the Company's purchase of all of the membership interests in Theaters and Releasing, those transactions should be considered null and void. Theaters is the lessee and operator of two movie theaters, one in Dallas and one in Los Angeles. In the UPA, the Company agreed to pay Regent Entertainment Partnership $50,000 in cash for the membership interests, which was based on the parties' estimate of the value of the tangible assets conveyed in the transaction. The Company had previously informed Regent Entertainment that it was withholding the $50,000 cash payment on the grounds that there were significant undisclosed accounts payable of Theaters and that the operating losses of Theaters and Releasing were greater than had been described to the Company by Mr. Jarchow and Regent Entertainment. Mr. Jarchow also asked the Company to immediately cease its operations in connection with Theaters and Releasing.

      Mr. Jarchow also claimed, on behalf of himself and Paul Colichman, the other principal of Regent Entertainment, that the November 30, 2003 Stock Purchase Agreement (the "SPA") between the Company, Messrs. Jarchow and Colichman, Gene W. Schneider, and Lawrence F. DeGeorge, one of the Company's directors, had been breached and should also be considered null and void. Under the SPA, the Company sold shares of a new voting, convertible, participating series of the Company's preferred stock ("Series D") in a private transaction. The total proceeds from the financing were expected to total $1,000,000.

      Mr. Jarchow claims that the SPA has been breached because only $600,000 of the $1,000,000 in gross sales proceeds has been received by the Company to date, and the Company has not paid the $50,000 due to Regent Entertainment under the UPA. The Company believes that one of the four investors, Mr. DeGeorge, withheld $400,000 of the $500,000 which was to be funded by Mr. DeGeorge under the SPA because, based on the preliminary financial results and condition of Theaters and Releasing (including those reported in the Company's Form 10-QSB for the period ended December 31, 2003), he believed that there were significant undisclosed accounts payable of Theaters and that the operating losses of Theaters and Releasing were greater than had been described to the Company by Mr. Jarchow and Regent Entertainment. In response, Messrs. Jarchow and Colichman have demanded the return of their aggregate $250,000 investment under the SPA, less any expenses incurred by the Company directly related to the operations of the theaters.

      On May 18, 2004 the Company responded to Mr. Jarchow's demands for rescission of the UPA by assigning the Theater and Releasing entities back to Regent Entertainment. The Company believes that these entities were highly dependent on the advice and assistance of Messrs. Jarchow and Colichman in the Company's business strategy of developing a national chain of gay and lesbian themed movie theaters. In addition, the Company does not believe that, in light of the loss of Mr. Jarchow from the Company's Board of Directors and the ongoing losses of Theaters, most or all of which are derived from the negative results of the Los Angeles theater, that the Theater business strategy is economically or operationally viable. Accordingly, the Company has tendered its ownership interests in Theaters and Releasing to Regent Entertainment as demanded in Mr. Jarchow's rescission request of the UPA. With respect to his demand for rescission of the SPA, however, the Company cannot yet determine what amounts, if any, should be returned to Messrs. Jarchow and Colichman since the allocation of financial responsibility for the transactional and administrative costs of the Company since the November 30, 2003 closing of the SPA and UPA is presently unresolved.

      The Company is hopeful that all disputes with Regent Entertainment and Messrs. Jarchow and Colichman can be resolved without litigation but there can be no assurance that the Company will avoid litigation with them and the potential diminishment of the Company's limited resources which such litigation would entail.

      As the Company has re-assigned its ownership interests in Theaters and Releasing to Regent Entertainment and effectively rescinded the UPA, the Company's only business is again the technological development and manufacture of large screen fiber optic displays for various industries and applications (the "Screen Business"). Because the Screen Business has never generated material revenues, the Company may be unable to obtain sufficient capital to continue development of that business. In such an event, the Company may be required to cease operations, liquidate its assets and terminate some or all of its employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

      In the second fiscal quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas. As a result, ADTI had shifted its primary focus to its newly acquired theater and theatrical releasing operations. ADTI also continued its historical business of developing and producing fiber optic display screen systems for video billboard and other display applications. Now, however, since the Company re-assigned the ownership interests back to Regent Entertainment, its focus will again be on the Screen Business.

NEW THEATER OPERATIONS

      Two theaters operated by Regent Theaters, L.L.C. formed the base of the Company's planned national chain of specialty motion picture theaters. The Company had hoped to acquire the rights to additional theaters across the country which were to be re-formatted, to varying degrees, as high quality, jewel box theaters presenting high quality, gay and lesbian themed, motion pictures, as well as other specialty motion pictures. Stephen P. Jarchow, a member of the Company's Board of Directors at the time of the acquisition, is a principal of Regent Entertainment, which produces motion pictures in a variety of genres, including those appealing to the gay and lesbian audience. Mr. Jarchow and the other principal of Regent Entertainment, Paul Colichman, were expected to actively assist management's efforts to locate and develop additional movie theaters across the country. On April 7, 2004, however, Mr. Jarchow resigned from the Company's Board of Directors and demanded a rescission of the UPA. Subsequently, the Company considered the negative financial performance of these assets and determined that their re-assignment to Regent Entertainment was in the best interest of the Company, which assignment was made on May 18, 2004.

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

MANAGEMENT

      Matthew W. Shankle will continue as president of the Company and will manage its day-to-day operations. Messrs. DeGeorge, Shankle and a newly appointed director, John W. Temple, will continue as directors of the Company.

REORGANIZATION OF CAPITAL STRUCTURE

      As a precondition to the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., the Company reorganized itself (the "Reorganization) by: (i) converting all outstanding shares of the Company's Series C Preferred Stock into Common Stock; (ii) converting all of the Company's debt into two new non-voting, non-convertible, junior priority, series of the Company's preferred stock; and
(iii) obtaining subscriptions from existing and new shareholders to invest $1,000,000 in shares of a new, convertible, senior series of its preferred stock. The first $600,000 payable from the subscriptions was received by March 31, 2004.

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

      NEW CAPITAL INVESTMENT - SERIES D PREFERRED. The Company expected to raise $1,000,000 in new capital by issuing a new voting, convertible, participating series of the Company's preferred stock (the "Series D Preferred") to affiliates of the Company. The proceeds were being used to develop and expand the Company's theater operations. The Company issued 36,000,000 shares of Series D Preferred at a price of approximately $0.0167 per share, for aggregate consideration of $600,000, through March 31, 2004, coincident with the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C.

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

      There can be no assurance that the Company will be successful in achieving profitably in operations. If the Company fails to do so, it will be forced to immediately discontinue its operations, liquidate its assets and terminate some or all of its employees. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such liquidation, especially the holders of Common Stock, who would have the lowest priority in any such liquidation.

RESULTS OF OPERATIONS

      For the fiscal quarter and nine months ended March 31, 2004 the Company reported net losses of ($238,298) and ($623,580), respectively, as compared to net losses of ($207,744) and ($694,701) for the same periods in 2003. The decrease in net loss for the nine months ended March 31, 2004 from 2003 is primarily due to the Company's efforts to complete the Reorganization as described above, partially offset by an increase in net loss for the quarter ended March 31, 2004 over 2003 due to inclusion of the Theater and Releasing operations for the entire quarter.

      Prior to December 1, 2003, the Company was in the development stage, as it had not yet commenced its principal operations or realized significant revenues from its planned operations. Due to the newly acquired entities and immediate revenues realized from the operation of the theaters, the Company may no longer be in the development stage. The Company acquired its theater and releasing companies effective November 30, 2003 and therefore has included only four months of operating results from these subsidiaries in these financial statements for the nine months ended March 31, 2004.

      Because the Company suspended the manufacturing process development and product commercialization efforts for its fiber optic display screen systems for the past 28 months to focus on effecting the Reorganization, the balance of the Company's financial results merely reflect the expenses incurred in that effort, and operating Theater and Releasing since December 1, 2003.

      As a result, the Company is reporting revenues from theater operations of $450,164, for the quarter ended March 31, 2004 and only $642,808 for the nine months ended March 31, 2004 as only four months of combined operations are reflected in the nine month period. Cost of sales and services totaled $169,895 and $259,845 for the quarter and nine months ended March 31, 2004 resulting in gross profit for the 2004 periods of $280,269 and $382,964, respectively. There were no revenues from theater operations to report for the quarter or nine months ended March 31, 2003.

      The Company reported general and administrative expenses of $518,941 and $890,315 for the quarter and nine months ended March 31, 2003, compared to $113,520 and $420,120 for the same periods in 2003, respectively. For the quarter and nine months ended March 31, 2004, general and administrative expense of approximately $364,000 and $507,000 is due to the operations of the acquired entities. Although professional fees increased by approximately $42,000 for the quarter ended March 31, 2004, from the same period in 2003 primarily due to the audit of the acquired entities, professional fees decreased by approximately $13,000 for the nine month period primarily in connection with a shift in focus with respect to the means of accomplishing the Reorganization, partially offset by the audit expense. The Company experienced a decrease of approximately $24,000 and $44,000 in insurance expense for the quarter and nine months ended March 31, 2004, respectively, over the same periods ended March 31, 2003 due to negotiated reductions in premiums. Salaries increased by approximately $22,000 and $24,000 for the quarter and nine months ended March 31, 2004 over 2003 primarily due to the addition of an employee. Other general and administrative expenses fluctuated slightly resulting in a net change to the combined remaining general and administrative expenses of approximately $1,000 and ($4,000) for the quarter and nine month period ended March 31, 2004 over 2003, respectively.

      Interest expense decreased from $277,205 for the nine month period ended March 31, 2003 to $116,685 for the same period in 2004 primarily due to the conversion of all the Company's outstanding debt to shares of preferred stock during the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. Effective December 1, 2003, the principal and accrued interest of all outstanding debt was converted to shares of the Company's newly created Series E and Series F Preferred Stock. In addition, as part of the reorganization, the Company received subscriptions for $1,000,000 of its newly created Series D Preferred Stock. As of the date of this report, $600,000 of the $1,000,000 in cash due has been received from these investors. As a result of the Reorganization and the new subscriptions, the Company reported negative net worth of $137,802 at March 31, 2004 compared to negative net worth of $5,672,222 at June 30, 2003.

      The Company's working capital position improved from negative $5,683,380 at June 30, 2003 to negative $357,850 at March 31, 2004. The additional subscriptions to be received of $400,000 would have created positive working capital of $42,150. However, due to the subsequent assignment of Theaters and Releasing back to Regent Entertainment, there can be no assurance that the Company will receive the additional subscriptions receivable, be able to achieve profitable operations in the foreseeable future or that the Company's capital resource will be adequate to support its business.

      If the Company's financial resources do prove to be inadequate, it may be required to reduce the scope of its operations, which could have a materially adverse effect on the Company. If the Company does not retain the funds provided through the Reorganization, the Company will be forced to seek other means of funding or to discontinue operations, liquidate its assets and terminate some or all of its employees. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such liquidation.

      Cash flows from financing activities for the nine month period ended March 31, 2004 and 2003 consisted of the issuance of 10% demand notes to shareholders totaling $160,000 and $320,000, respectively; and $600,000 in 2004 in proceeds from the sale of equity in connection with the Company's Reorganization described above. Cash flows for the nine month period ended March 31, 2004 were used for four months of theater operating expenses, professional fees, and for general corporate administrative expense. Cash flows for the quarter ended March 31, 2003 were primarily used for administrative and operational expenses as management efforts were focused completely on the Reorganization.

      At March 31, 2004, the Company reported current assets of $334,048 and a working capital deficit. Current liabilities exceeded current assets by $357,850. At March 31, 2004, current liabilities of $691,898 consisted of trade payables and accrued expenses which were incurred primarily through: 1) the acquisition of Regent Theaters, L.L.C.; 2) accumulation of professional fees in connection with the Reorganization; and 3) operating costs. Management intends to negotiate settlement on approximately $67,400 of aged payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

                           FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's future revenues and results of operations. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties, including but not limited to the following: the Company's limited financial resources and small management team may prove to be insufficient to continue the screen business and various other risks typical of businesses with a limited operating history and historically unsuccessful financial results.

      Although management believes the expectations reflected in the forward-looking statements made herein are based on reasonable assumptions, the Company cannot assure investors that these expectations will prove correct, and the actual results that the Company achieves may differ materially from any forward-looking statements, due to such risks and uncertainties. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to generate sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally its development and successful execution of a business plan that will take the Company to a profitable operating company. Some of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

      Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2003 and the Company's other filings with the Securities and Exchange Commission, including but not limited to the December 15, 2003 Form 8-K filed concerning the Reorganization and the April 7, 2004 Form 8-K filed concerning the alleged breach of the Unit Purchase Agreement, the Stock Purchase Agreement and the resignation of one of the Company's directors.

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

Internal Controls

      There were no significant changes made in the Company's internal controls during the quarter ended March 31, 2004, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                             PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

            EXHIBIT NO. DESCRIPTION

               31 Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002

               32 Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

          (b) The Company filed a Current Report on Form 8-K dated April 7, 2004 under Items 5, 6 and 7 regarding an alleged breach of the Unit Purchase Agreement between Regent Entertainment Partnership, L.P. and the Company, an alleged breach of the Stock Purchase Agreement between four individuals and the Company; and the resignation of one of the Company's directors.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)




Date: May 24, 2004                   /s/ Matthew W. Shankle
                                     -------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer