Form 10KSB
period 2004-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2004-10-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                     Colorado                   84-0969445
            (State of incorporation)    (I.R.S. Identification No.)

       7334 South Alton Way, Suite F, Centennial, Colorado         80112
           (Address of principle executive offices)             (Zip Code)

                                 (303) 267-0111
              (Registrant's telephone number including area code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ]
NO [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's reported interest and other income for the fiscal year ended June 30, 2004 was $629.

The aggregate market value of the 15,973,289 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of October 8, 2004 as $479,199. As of October 8, 2004, the registrant had outstanding 25,618,175 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

Item 1.  BUSINESS.............................................................1

Item 2.  DESCRIPTION OF PROPERTY..............................................6

Item 3.  LEGAL PROCEEDINGS....................................................7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................8

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.............................................8

Item 7.  FINANCIAL STATEMENTS................................................12

Item 7A  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............12

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................12

Item 8A  CONTROLS AND PROCEDURES.............................................12

Item 8B  OTHER INFORMATION...................................................13

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT........................................................14

Item 10. EXECUTIVE COMPENSATION..............................................15

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................17

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................19

Item 13. EXHIBITS............................................................20

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................21

                    SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation; statements regarding Advance Display Technologies, Inc.'s ("ADTI" or the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

     Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with this Report (See Item 13. EXHIBITS.)

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Advance Display Technologies, Inc. ("ADTI" or the "Company") is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems, (the "Screen Business").

     ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. Other than a brief venture into the motion picture releasing and theater operations business in the second half of fiscal 2004, which business has been discontinued, ADTI has not received material revenues from the sale of its products or otherwise. The Company's activities since inception have been primarily focused on research and development of its core technologies, manufacturing processes, and raising operating capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the OTC Bulletin Board under the symbol "ADTI". Trading in the Company's Common Stock is extremely limited.

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

     While the Company's Screen business has been commercially unsuccessful for more than twenty years, management believes that the Company may still be in a position to develop commercial applications for products based on ADTI's technology. Although the Company has been unable to license, sell, or partner its technology with other interested display industry companies to date, the Company intends to continue such efforts as a means of creating shareholder value.

CURRENT DEVELOPMENTS

     In the quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas by means of a Unit Purchase Agreement, (the "UPA"). As a result, ADTI shifted its primary focus to its newly acquired theater and theatrical releasing operations, although the Company continued its historical business of developing fiber optic display screen technology for video billboard and other display applications. Since the Company discontinued its theater and theatrical releasing business by re-assigning the membership interests of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., back to Regent Entertainment, its primary focus is again on its Screen business.

FORMER THEATER OPERATIONS

     Two theaters operated by Regent Theaters, L.L.C. formed the base of the Company's planned national chain of specialty motion picture theaters. The Company had planned to acquire the rights to additional theaters across the country which were to be re-formatted, to varying degrees, as high quality, jewel box theaters presenting high quality, gay and lesbian themed, motion pictures, as well as other specialty motion pictures. Stephen P. Jarchow, a member of the Company's Board of Directors at the time of the acquisition, is a principal of Regent Entertainment, which produces motion pictures in a variety of genres, including those appealing to the gay and lesbian audience. Mr. Jarchow and the other principal of Regent Entertainment, Paul Colichman, were expected to actively assist management's efforts to locate and develop additional movie theaters across the country. On April 7, 2004, however, Mr. Jarchow resigned from the Company's Board of Directors and demanded a rescission of the UPA. In light of the negative financial performance of these assets and Mr. Jarchow's resignation, the Company determined to discontinue its theater and theatrical releasing operations by re-assigning the membership interests back to Regent Entertainment, effective May 12, 2004.

REORGANIZATION OF CAPITAL STRUCTURE

     As a precondition to the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., the Company reorganized itself (the "Reorganization) by: (i) converting all outstanding shares of the Company's Series C Preferred Stock into Common Stock; (ii) converting all of the Company's debt into two new non-voting, non-convertible, junior priority, series of the Company's preferred stock; and
(iii) obtaining subscriptions from existing and new shareholders to invest $1,000,000 in shares of a new, convertible, senior series of its preferred stock. The first $600,000 payable from the subscriptions was received by June 30, 2004. Subsequent to June 30, 2004, the Company received an additional $75,000 of the subscriptions.

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

     DEBT CONVERSION - SERIES E PREFERRED. The holders of the Company's previously outstanding debt exchanged their debt for shares of the Company's preferred stock. Debt incurred since January 25, 2002 totaling $1,008,985, which was used to finance the Company's pursuit of various business opportunities, were exchanged for 1,008,985 shares of a new, non-voting, non-convertible series of the Company's preferred stock ("Series E Preferred"). The Series E Preferred has no voting rights except for those required by law.

     The Series E Preferred is entitled to a 5% dividend based on the $1,008,895 purchase price of the Series E Preferred. This is a mandatory dividend, which may not be increased or decreased, and will be automatically cumulated on December 31st of each year even if not declared by the Company's Board of Directors. The Series E Preferred is not convertible into any other series or class of the Company's capital stock. Upon liquidation of the Company, the Series E Preferred is junior to the Series D Preferred (described below), but senior to all of the Company's other capital stock.

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

     NEW CAPITAL INVESTMENT - SERIES D PREFERRED. The Company received subscriptions to purchase $1,000,000 in new capital by issuing a new voting, convertible, participating series of the Company's preferred stock (the "Series D Preferred") to certain affiliates of the Company. The proceeds were to be used to develop and expand the Company's theater operations. To date, the Company has 36,000,000 shares of Series D Preferred issued and outstanding at a price of approximately $0.0167 per share, for aggregate consideration of $600,000. As of June 30, 2004, the Company had preferred subscriptions receivable of $400,000 on account of an unpaid subscription to purchase 24,000,000 shares of Series D Preferred at the same price. As of the date hereof, an additional $75,000 has been paid toward the subscription.

     Holders of Series D Preferred have one vote per share and vote with the holders of Common Stock on all matters and have class voting rights where required by law. The Series D Preferred is convertible into shares of Common Stock, on a one for one basis, at the election of the holder thereof at an initial conversion rate of $0.0167 per share. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

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

RESEARCH AND DEVELOPMENT

     Due to the Company's focus on the theater operations during the fiscal year ended June 30, 2004, there were no research and development expenditures. Approximately $1,983 was spent on research and development by the Company during the fiscal year ended June 30, 2003. The substantial majority of these vendor expenses were for repairs of a digital video projector necessary for demonstrating the Company's fiber optic display technology.

MANUFACTURING

     Manufacturing has not been material to the Company's operations to date. However, during the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated a prototype machine to study a new proprietary manufacturing process. Because of a lack of funding to support these studies in the fiscal years ended June 30, 2004 and 2003, the Company was forced to suspend its efforts to develop a commercially viable manufacturing process for its technology.

MARKETING AND COMPETITION

     The Company's Screen technologies targeted three markets that management believed were being under-served by competing technologies such as Fiber Optic - Bulb Matrix - Light Emitting Diode (LED) - Plasma Panels - and various Projection Technologies. These technologies were subject to active competition from various companies in the large screen display industry with substantially greater financial resources, human resources and production capabilities than the Company.

     At the inception of the fiscal year ended June 30, 2002, management unsuccessfully sought to have its technologies licensed, partnered or acquired by another company. These efforts were subsequently terminated by the Company. The Company then contemplated an exchange of all such technology assets with the Company's note holders in return for the forgiveness of a portion of the outstanding Company debt as part of the Reorganization. Management now believes that it may be in the best interests of the Company to utilize its technologies to form a partnership with another company.

     Management is currently focused on raising the necessary capital and completing a reorganization of the Company to permit the reinvigoration of the Company's efforts to develop a commercially viable Screen business. Many of the Company's competitors have greater financial and other resources than the Company. Likely competitors are often part of large diversified corporate groups with a variety of other operations, which can provide both a means of distributing their products and stable sources of earnings and cash flows.

     If the Company fails to raise the capital and complete another reorganization of its capital structure, it will be forced to immediately discontinue operations and liquidate its assets, all of which are likely to be distributed to its creditors rather than shareholders. Moreover, any amounts that are distributed to shareholders would almost certainly be paid to Preferred shareholders rather than to holders of Common Stock.

PROPRIETARY RIGHTS

     In the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated a new proprietary manufacturing process. Management believed this new proprietary manufacturing process to be a technical solution for the cost efficient manufacture of fiber optic displays for a multitude of markets and applications. Unfortunately, however, the Company was forced to discontinue its intellectual property development program due to a lack of dedicated funds for these projects. Furthermore, due to the overall lack of capital, the Company has ceased comprehensive maintenance of its patent portfolio and has limited efforts to pursue further patent protection for its technology or to maintain most of its existing patents.

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

     At the end of fiscal 2000, the Company determined that it did not expect to generate significant future revenues from the use of intellectual property contained in patents issued prior to June 30, 1999 and therefore, wrote off all capitalized costs associated with these patents.

     In the fiscal year ended June 30, 2001, the Company had pursued the development of the large screen video display market through substantial improvements in the Screen's overall design and manufacturing technologies. The Company placed major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry. In part these efforts resulted in the Company being granted a United States patent titled "Fiber Optic Display System with Enhanced Light Efficiency" allowing a total of 64 claims. This patent is currently being maintained by the Company.

     Also during the fiscal year ended June 30, 2001, the Company successfully completed development of a new proprietary manufacturing process which resulted in the assembly of multiple, defect free, fiber optic modules for use in the VMS prototype Screens. However, this manufacturing process proved to be an ineffective method of building Screens due to labor costs. Subsequently, in the fiscal year ended June 30, 2002, this manufacturing method was substantially abandoned for purposes of mass production and the research and development resources were redirected toward the other manufacturing method noted above.

     In the fiscal year ended June 30, 2002, the Company's manufacturing process technologies, created through the Company's assembly automation development program, underwent the process of intellectual property capture but funding dedicated to creating additional patents was not available. Therefore these intellectual property assets were held by the Company as trade secrets. In light of the Company's continuing lack of operating capital since that time, the Company has still not filed for new patents covering this technology.

     During the fiscal year ended June 30, 2003, the Company focused all of its business development efforts toward completing a financing and a reorganization of its capital structure. As a result, further development of the Company's intellectual property and maintenance of the Company's patent portfolio were extremely limited.

     If the Company raises the necessary capital and effects another reorganization of the Company, it expects to then rely on a combination of trademark, copyright, trade secret, licensing and contract laws to protect its trade secrets and other proprietary information. In the ordinary course of business, the Company could from time to time be subject to claims or litigation to defend against alleged infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If material, such claims or litigation could be costly and divert management's attention. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, or require the Company to seek licenses from third parties, any one of which could have a material adverse effect on the Company's business and results of operations. In addition, the Company's intellectual property may be licensed in foreign countries, and the laws of such foreign countries may treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

     Although the Company believes it has the ability to raise the capital and complete a new reorganization, there can be no assurance that it will do so. If the Company is unsuccessful, the Company will be forced to immediately discontinue operations and liquidate its assets.

EMPLOYEES

     As of October 12, 2004, the Company employed one full-time employee who directed business development efforts and conducted administrative functions. If a reorganization is consummated, the Company may also employ additional staff as required and as working capital permits. The Company also retains various consultants on a contract basis as needed for management, financial, engineering, legal and accounting services.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Centennial, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,293 per month plus operating expenses of $464 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company currently leases the facility on a month-to-month basis. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business and products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table shows the range of high and low bids for ADTI's Common Stock for the last two fiscal years. Since completion of its public offering in 1986, ADTI's securities have traded over the counter and the Common Stock is currently quoted on the OTC Bulletin Board maintained by the NASD (the "OTCBB") and on in the Pink Sheets maintained by various NASD members. Trading in the Common Stock of ADTI is very limited at present. The quotations represent prices between dealers as shown on the OTCBB, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

   Fiscal Quarter Ended                 High                          Low
   --------------------                 ----                          ---

            2003
   September 30, 2002                 $0.0600                       $0.0300
   December 31, 2002                    .0800                         .0150
   March 31, 2003                       .0200                         .0100
   June 30, 2003                        .0150                         .0070


            2004
   September 30, 2003                 $0.0100                       $0.0100
   December 31, 2003                    .0400                         .0100
   March 31, 2004                       .1000                         .0200
   June 30, 2004                        .0500                         .0300

     As of September 30, 2004 there were approximately 1,764 record holders of ADTI's Common Stock. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. (See page ii of this report.)

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

     During the fiscal year ended June 30, 2004, the Company's efforts were primarily directed toward finalizing the acquisition of Regent Theaters, LLC and Regent Releasing, LLC, operating the theater business for nearly six months and effecting the capital reorganization of the Company. See discussion under Business, above.

     In the quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas. As a result, the Company shifted its primary focus to its newly acquired theater and theatrical releasing operations. While the Company continued its historical business of developing and producing fiber optic display screen systems for video billboard and other display applications (the "Screen Business"), there was very little business activity relating to the Screen Business in fiscal 2004 until, in May of 2004, the Company re-assigned the ownership interests back to Regent Entertainment.

FORMER THEATER OPERATIONS

     Two theaters operated by Regent Theaters, L.L.C. formed the base of the Company's planned national chain of specialty motion picture theaters. The Company had hoped to acquire the rights to additional theaters across the country which were to be re-formatted, to varying degrees, as high quality, jewel box theaters presenting high quality, gay and lesbian themed, motion pictures, as well as other specialty motion pictures. Stephen P. Jarchow, a member of the Company's Board of Directors at the time of the acquisition, is a principal of Regent Entertainment, which produces motion pictures in a variety of genres, including those appealing to the gay and lesbian audience. Mr. Jarchow and the other principal of Regent Entertainment, Paul Colichman, were expected to actively assist management's efforts to locate and develop additional movie theaters across the country. On April 7, 2004, however, Mr. Jarchow resigned from the Company's Board of Directors and demanded a rescission of the Company's purchase of the theater assets from Regent Entertainment. Based on the negative financial performance of these assets and Mr. Jarchow's resignation, the Company determined that re-assigning the assets to Regent Entertainment was in the best interest of the Company, and it was done effective May 12, 2004. After prolonged settlement negotiations between the Company and the various parties to the UPA and the SPA (See "Current Developments" above), by settlement agreements dated July 1, 2004, Messrs. Jarchow, Colichman and Regent Entertainment (the "Regent Parties"), have agreed with the Company, its officers, directors and the other parties to the SPA (the "ADTI Parties") to finally resolve all disputes between the Regent Parties and the ADTI Parties in exchange for the payment by the Company of $75,001 to the Regent Parties.

     During the period of time that the Company owned Regent Theaters, LLC ("Theaters") and Regent Releasing LLC ("Releasing") in fiscal 2004, neither Theaters nor Releasing owned any movie theaters or other real property. Theaters leased both of its two movie theaters, located in Dallas and in Los Angeles. The Dallas theater bore a monthly rental rate equal to the greater of (a) 10% of theater revenues or (b) share of operating expenses. During the Company's period of ownership, the Los Angeles theater was leased from Regent Showcase L.L.C., a limited liability company, owned and controlled by Messrs. Jarchow and Colichman, at a monthly rental equal to the greater of $10,000 or 10% of theater revenues, plus its share of common area operating expenses.

MANAGEMENT

     Matthew W. Shankle is president of the Company and manages its day-to-day operations. Messrs. DeGeorge, Shankle and a newly appointed director, John W. Temple, comprise the Board of Directors of the Company.

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

RESULTS OF OPERATIONS

     For the fiscal year ended June 30, 2004 the Company reported a net loss of ($598,039), or ($.03) per share, compared to a net loss of ($889,742), or ($.04)
per share, for fiscal 2003. The decrease in net loss for the fiscal year ended June 30, 2004 from 2003 is primarily due to: (1) a decrease in interest expense of approximately $259,000 due to the conversion of the Company's outstanding debt; (2) an increase of approximately $112,000 in negotiated settlements of accounts payable, partially off-set by (3) losses of approximately $94,000 associated with the discontinued theater operations.

     There was no revenue reported from the sale of the Company's product for either fiscal year. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $629 and $38 for the fiscal years ended June 30, 2004 and 2003, respectively.

     The Company reported G&A expenses of $502,537 and $515,017 for the fiscal years ended June 30, 2004 and 2003, respectively. Salaries and related expenses increased approximately $41,000 in 2004 from 2003 as a result of increased medical insurance premiums and the addition of an accountant to manage the accounting activity associated with the theater business and the Company for six months. Accounting fees increased by approximately $30,000 in 2004 from 2003 due to the acquisition of the theater businesses in 2004. This was mostly off-set by a reduction in consulting fees of approximately $27,000 for 2004 from 2003 resulting from fees paid in 2003 associated with efforts to raise capital. More favorable terms on directors and officers' insurance resulted in a reduction of premiums of approximately $56,000 in 2004 from 2003. Other G&A expenses fluctuated only slightly in 2004 from 2003.

     Due to the Company's focus on the theater operations during the fiscal year ended June 30, 2004, there were no research and development expenditures in fiscal 2004. Approximately $1,983 was spent on research and development by the Company during the fiscal year ended June 30, 2003. The substantial majority of these vendor expenses were for repairs of a digital video projector necessary for demonstrating the Company's fiber optic display technology.

     Interest expense decreased from $375,370 for 2003 to $116,684 for 2004 primarily due to the conversion of the Company's debt to equity securities during fiscal 2004.

     The Company reported losses from discontinued operations of $202,278 and a gain on the disposition of discontinued operations of $108,652, resulting in net loss associated with the discontinued theater operations of $93,626.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At June 30, 2004, the Company reported negative net worth of $37,261 and negative working capital of $43,771 compared to negative net worth of $5,672,222 and negative working capital of $5,683,380 at June 30, 2003. The improvement in net worth and working capital is due to the conversion of the Company's debt to preferred stock and the infusion of $600,000 into the Company in connection with the acquisition of the theater operations. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise additional capital through a private placement; (2) secure funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, complete a reorganization, secure funding from outside sources or achieve and maintain profitable operations.

     If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors. The Company believes that cash flow from operations, coupled with the raising of the necessary capital, and any funds that may become available under other debt financing arrangements will be adequate to meet the Company's obligations and commitments, and will enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce the scope of its operations or its anticipated expansion, either of which could have a materially adverse effect on the Company.

     Cash flows from financing activities for the fiscal year ended June 30, 2004 consisted of the issuance of Series D Preferred Stock totaling $600,000 and 10% demand notes to a shareholder totaling $160,000. Cash flows from financing activities for the fiscal year ended June 30, 2003 consisted of the issuance of 10% demand notes totaling $480,000 to the same shareholder. Cash flows from financing activities for the year ended June 30, 2004 were used for operating expenses and professional fees in connection with the acquisition and operations of the theater businesses. Cash flows from financing activities for the year ended June 30, 2003 were used primarily for operating expenses and professional fees in assisting the Company with its business development activities described above.

     At June 30, 2004, the Company reported current assets of $179,683 and a working capital deficit. Current liabilities exceeded current assets by $43,771. At June 30, 2004, current liabilities consisted of trade payables and accrued expenses which were incurred primarily for business development and operating costs. Management intends to negotiate the settlement of approximately $54,000 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development work performed by a contracted engineering firm, the Company is currently disputing approximately $81,000 in engineering fees.

     Subsequent to the fiscal year ended June 30, 2004, the Company received $75,000 of the $400,000 in unpaid subscriptions for Series D Preferred Stock. While there can be no assurance of the continuing availability of such financing, management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of fiscal 2005.

     There can be no assurance that the Company will be successful in raising capital or producing revenue from operations. If the Company fails, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

ITEM 7.  FINANCIAL STATEMENTS

     See indexes to financial statements on page F-1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have not used derivative financial instruments. We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended June 30, 2004, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

ITEM 8B. OTHER INFORMATION

     The Company filed a Form 8-K dated November 30, 2003, under Item 2. Acquisition and Disposition of Assets, with the Commission on December 15, 2003 outlining the acquisition of all of the membership interests in Regent Theaters, LLC ("Theaters") and Regent Releasing, LLC ("Releasing") from Regent Entertainment Partnership, L.P. ("Regent Entertainment") pursuant to a Unit Purchase Agreement of the same date ("UPA"). As a result, the Company was obligated to file the required financial statements for the acquisition of the membership interests on Form 8-K/A, under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, in a timely manner which it failed to do.

     The Company filed a Form 8-K dated April 7, 2004, under Item 5. Other Events, with the Commission on April 14, 2004, describing various disputes between the Company and certain of the other parties to the UPA and a Stock Purchase Agreement also dated November 30, 2003 (the "SPA"), the potential return of the membership interests to Regent Entertainment and the likely cessation of the Company's role in connection with the operations of Theaters and Releasing. Effective May 12, 2004, prior to any resolution of these disputes, the Company re-assigned the membership interests in Theaters and Releasing to Regent Entertainment and Regent Entertainment resumed control of those operations. The Company is currently engaged in negotiations with Regent Entertainment and its principals to resolve the various disputes under the UPA and the SPA. While the Company believes that all disputes under these agreements will be settled by a comprehensive agreement between the parties calling for the payment by the Company of approximately $75,000 to the principals of Regent Entertainment, there can be no assurance that the Company will be able to settle these disputes without litigation or that the ultimate resolution of these disputes will not be materially adverse to the Company.

     In light of its reassignment of the Theater and Releasing membership interests to Regent Entertainment, the Company will not be filing pro forma financial statements reflecting the acquisition of those membership interests since that acquisition was rescinded.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of October 8, 2004:

Directors and Officers        Age               Position with ADTI
----------------------        ---               ------------------

Lawrence F. DeGeorge           60               Director

Matthew W. Shankle             44               President and Director

John W. Temple                 49               Director

BUSINESS EXPERIENCE FOR EXECUTIVE OFFICERS AND DIRECTORS:

     LAWRENCE F. DEGEORGE - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991, Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Mr. DeGeorge served as a director of United GlobalCom, Inc., a provider of multi-channel television services, from June 1997 until 1999. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services, and currently serves as Chairman of its Board of Directors.

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

     JOHN W. TEMPLE - Mr. Temple was appointed a Director effective May 12, 2004. Since 1996 Mr. Temple has been the principle owner and directed the sales and consulting services for Video Display Consultants, Inc. ("VDC"), a company, which sells electronic displays and provides consulting services. From 1992 to 1996, he acted as an independent sales consultant in the international electronic display industry successfully placing over 50 large screen video display systems in Mexico, the Middle East, Africa, South America, Russia and numerous other countries. From 1987 to 1992, he was employed as the top producing sales agent of Adtronics in the newly emerging, full color electronic display market. Prior to 1992 Mr. Temple was a sales executive for Time-O-Matic and for Great Western Sign, Co. He has over 25 years of successful experience as a sales executive and consultant in the electronic display industry.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Company does not have a separate Audit Committee. The whole Board acts as the Audit Committee. One of the members of the Board, Lawrence F. DeGeorge, would qualify as a "financial expert", as defined by the SEC's rules promulgated under Section 407 of the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS

     The Company has not yet adopted a code of ethics for its principal executive officer and principal financial officer since Mr. Shankle is the only executive officer and the only full time employee of the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted. If the Company does adopt a code of ethics in the future, in light of the Company's moderate size, it is likely to apply to all employees rather than only executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). Stephen P. Jarchow, one of the Company's former directors, failed to make a timely filing of one ownership report to report one transaction. Two of the Company's principal shareholders, Gene W. Schneider and Bruce H. Etkin, respectively, each failed to make a timely filing of one ownership report to report one transaction. To the Company's knowledge, all filings under Section 16(a) have been made as of the date hereof.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company, the Company's only executive officer.

                              SUMMARY COMPENSATION

                     Year Ended                                     Other Annual
       Name           June 30,    Salary    Bonus   Compensation        Total
------------------   ----------   ------    -----   ------------    ------------

Matthew W. Shankle      2004    $ 110,000    -0-        -0-           $110,000
President and CEO       2003    $ 110,000    -0-        -0-           $110,000
                        2002    $  93,077    -0-        -0-           $ 93,077

                        AGGREGATED OPTION/SAR VALUES AT JUNE 30, 2004

                    Number of                                       Value of
                    Securities                                    Unexercised
                    underlying                    Options/SARs   in-the-money
                   Unexercised     Options/SARs       Not        options/SARs
Name               Options/SAR      Exercisable   Exercisable        ($) (1)
----               -----------     ------------   ------------   ------------

Matthew W. Shankle    500,000         500,000         -0-           $   -0-

(1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2004 of $.03.

COMPENSATION OF DIRECTORS

     During the fiscal year ended June 30, 2004, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.

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

     As of June 30, 2004 there were 500,000 options outstanding and exercisable under this Plan at an exercise price of $.1615 per share which expire in 2008.

     This Plan has not been approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are nonqualified options under the Internal Revenue Code.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------
                                                                   Number of
                                                                   Securities
                                                                   Remaining
                                                                  Available for
                                    Number of       Weighted     Future Issuance
                                 Securities to      Average       Under Equity
                                 be Issued Upon     Exercise      Compensation
                                  Exercise of       Price of         Plans
                                   Outstanding    Outstanding     (Excluding
                                     Options,       Options,       Securities
                                   Warrants and     Warrants      Reflected in
                                      Rights       and Rights       Column (a))
         Plan Category                 (a)             (b)             (c)
--------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders          - 0 -          - 0 -           - 0 -
--------------------------------------------------------------------------------
Equity compensation plans
 not approved by security holders    500,000(1)      $.1615        2,000,000
--------------------------------------------------------------------------------
               Total                 500,000         $.1615        2,000,000
--------------------------------------------------------------------------------

(1) Non Qualified Stock Option Agreement dated September 18, 1998 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997. The Company grants the Optionee the right and option to purchase up to an aggregate amount of 500,000 shares of its Common Stock, vesting one quarter each year for four years, exercisable at $.1615 per share, and expiring January 29, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of October 8, 2004, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. The voting securities of the Company consist of (i) Common Stock which is entitled to one vote per share, and (ii) Series D Preferred Stock which is entitled to one vote per share. As of October 8, 2004, the Company had outstanding 25,618,177 shares of Common Stock. Unless otherwise stated, all shares are owned directly by the reporting person. For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common or Series D Preferred Stock outstanding on such date plus the aggregate amount of Common Stock which could be issued upon the exercise of options within 60 days of such date.

                                             Amount and                           Amount and              Total Amount     Total
                                             nature of                            nature of               and nature of   Percent
Name and address of            Title of      Beneficial     Percent    Title of   Beneficial     Percent   Beneficial    Beneficial
  Beneficial Owners             Class        Ownership     of Class      Class    Ownership     of Class   Ownership     Ownership
-------------------            --------      ----------    --------    --------   ----------    --------  -------------  ----------
William W. Becker               Common       2,070,647       8.08%     Preferred           0      0.00%     2,070,647      8.08%
Box 143                       $.001 Par
Grand Cayman Island           ("Common")
British West Indies

Lawrence F. DeGeorge (1)        Common       4,182,509       16.33%    Preferred  30,000,000     50.00%    34,182,509     61.46%
Phillips Point, East Tower
777 South Flagler Drive,
Suite 800
West Palm Beach, FL 33401



Bruce H. Etkin                  Common       3,589,434       14.01%    Preferred           0      0.00%     3,589,434     14.01%
1512 Larimer St., No. 325
Denver, CO 80202

G. Schneider Holdings, Co.      Common       5,462,379       21.32%    Preferred           0      0.00%     5,462,379     21.32%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Gene W. Schneider               Common(2)    5,462,379       21.32%    Preferred  15,000,000     25.00%    20,462,379     50.38%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Louise H. Schneider             Common(3)    5,462,379       21.32%    Preferred           0      0.00%     5,462,379     21.32%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Mark L. Schneider               Common(4)    8,235,784       32.15%    Preferred           0      0.00%     8,235,784     32.15%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Carla G. Shankle                Common(5)    5,462,379       21.32%    Preferred           0      0.00%     5,462,379     21.32%
7334 South Alton Way
Building 14, Suite F
Englewood, CO 80112

Matthew W. Shankle (1)          Common(6)      500,000        1.91%    Preferred           0      0.00%       500,000      1.91%
7334 South Alton Way
Building 14, Suite F
Englewood,  CO 80112

John W. Temple (1)              Common               0        0.00%    Preferred           0      0.00%             0      0.00%
33704 J Place
Ocean Park, WA  98640

Tina M. Wildes                  Common(7)    5,462,379       21.32%    Preferred           0      0.00%     5,462,379     21.32%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Stephen P. Jarchow              Common               0        0.00%    Preferred   7,500,000     12.50%     7,500,000     22.65%
8411 Preston Road, Suite 650
Dallas, Texas 75225

Paul Colichman                  Common               0        0.00%    Preferred   7,500,000     12.50%     7,500,000     22.65%
10990 Wilshire Blvd,
Suite 1800
Los Angeles, CA  90024

All executive officers and      Common(8)    4,682,509       18.28%    Preferred  30,000,000     50.00%    34,682,509     61.80%
directors as a group
(3 persons)

(1)  Officer or director.

(2) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(3) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(4) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the Executive Committee.

(5) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(6) Comprised of 500,000 options to purchase Common Stock at $0.1615 per share, which options expire in 2008.

(7) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(8)  Includes 500,000 options to purchase Common Stock.


CHANGES IN CONTROL

     The Company knows of no arrangement or events, the occurrence of which may result in a change in control, other than the consummation of a reorganization.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 30, 2003, the Company reorganized itself. See Item 1. BUSINESS, REORGANIZATION OF CAPITAL STRUCTURES, for a description of the various classes of Preferred Stock which were issued. Those transactions included persons who were shareholders owning 5% or more of the Company's Common Stock at the time of the transactions: Messrs. DeGeorge (also a Director), G. Schneider, G. Schneider Holdings Co., M. Schneider, Etkin and Becker, or who became shareholders owning 5% or more of the Company's Common Stock by virtue of purchasing shares of the Series D Preferred Stock which is convertible into the Company's Common Stock:
Messrs. Jarchow (also a Director) and Colichman. The shares of the various classes converted, purchased or convertible was as follows:

------------------------------------------------------------------------------

        Name                     Series C    Series D     Series E    Series F
------------------------------------------------------------------------------
Larry F. DeGeorge                       0   30,000,000   1,008,985   1,943,901
------------------------------------------------------------------------------
Gene W. Schneider                       0   15,000,000           0   1,799,170
------------------------------------------------------------------------------
G. Schneider Holdings Co.         520,420            0           0           0
------------------------------------------------------------------------------
Mark L. Schneider                       0            0           0     673,305
------------------------------------------------------------------------------
Stephen P. Jarchow                      0    7,500,000           0           0
------------------------------------------------------------------------------
Paul Colichman                          0    7,500,000           0           0
------------------------------------------------------------------------------
Bruce H. Etkin                    341,978            0           0     116,650
------------------------------------------------------------------------------
William W. Becker                 197,278            0           0           0
------------------------------------------------------------------------------

     As a result of these transactions, there was a significant effect on beneficial ownership of the Company. See Item. 11, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

     At June 30, 2004, the Company had payables totaling $122,502 due to entities with which officers or directors are affiliated.

ITEM 13. EXHIBITS

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

3.5 Articles of Amendment to the Company's Articles of Incorporation regarding designation of the Series C Preferred Stock (incorporated by reference, Form 8-K dated May 21, 1997).

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

10.3 Letter of Intent with Regent Worldwide Sales, LLC dated May 23, 2002 (incorporated by reference, Form 8-K dated May 23, 2002).

10.4 Unit Purchase Agreement dated November 25, 2003, by and among Regent Theaters, LLC, Regent Releasing, LLC, Regent Entertainment Partnership, L.P. and the Company (incorporated by reference, Form 8-K dated November 30, 2003).

10.5 Stock Purchase Agreement dated November 25, 2003, by and among the Company and the Purchasers as listed therein (incorporated by reference, Form 8-K dated November 30, 2003).

10.6 Series C Preferred Stock Conversion Agreement dated November 25, 2003, by and among the Company and the Series C Preferred Stock shareholders (incorporated by reference, Form 8-K dated November 30, 2003).

10.7 Old Debt Exchange Agreement dated November 25, 2003, by and among the Company and the Lenders as name therein (incorporated by reference, Form 8-K dated November 30, 2003).

10.8 New Debt Exchange Agreement dated November 25, 2003, by and between the Company and Lawrence F. DeGeorge (incorporated by reference, Form 8-K dated November 30, 2003).

10.9 Shareholders Agreement dated November 25, 2003, by and among the Company and Gene W. Schneider, Lawrence F. DeGeorge and Stephen P. Jarchow (incorporated by reference, Form 8-K dated November 30, 2003).

*31  Certificate of President, Chief Executive and Financial Officer pursuant to
     Section 302 of The Sarbanes-Oxley Act of 2002.

*32  Certificate of President, Chief Executive and Financial Officer pursuant to
     Section 906 of The Sarbanes-Oxley Act of 2002.

*    Filed with this report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO HEIN & ASSOCIATES LLP

     For the fiscal years ended June 30, 2004 and June 30, 2003, Hein & Associates LLP provided services in the following categories and amounts:

                                        Fiscal Year Ended
                              June 30, 2004             June 30, 2003
                              -------------             -------------
      Audit Fees                 $24,000                   $16,231
      Audit-Related Fees         $24,346                   $    --
      Tax Fees                   $ 2,500                   $ 2,500
      All Other Fees             $    --                   $    --

     There were not any non-audit services rendered to the Company by Hein & Associates in fiscal 2004 and 2003. While the Board acting as the Audit Committee has not established formal policies and procedures concerning pre-approval of audit and non-audit services, the Company's executive officer has been directed by the Board that all audit and non-audit services must be approved in advance by the Board. The establishment of any such formal policies or procedures in the future is subject to the approval of the Board.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/S/ MATTHEW W. SHANKLE                          Date:  OCTOBER 13, 2004
------------------------------                       -------------------------
By:   Matthew W. Shankle
      President, Chief Executive, Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LAWRENCE F. DEGEORGE                        Date:   OCTOBER 13, 2004
------------------------------                       -------------------------
By:   Lawrence F. DeGeorge
      Director

/S/ MATTHEW W. SHANKLE                          Date:   OCTOBER 13, 2004
------------------------------                       -------------------------
By:   Matthew W. Shankle
      Director

/S/ JOHN W. TEMPLE                              Date:   OCTOBER 13, 2004
------------------------------                       -------------------------
By:   John W. Temple
      Director

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A Development Stage Company)

                           INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM............................F-2

BALANCE SHEET - June 30, 2004...............................................F-3

STATEMENTS OF OPERATIONS - For the Years Ended June 30, 2004 and 2003,
  and Cumulative from Inception (March 15, 1995) through June 30, 2004......F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - For the Period
  from Inception (March 15, 1995) through June 30, 2004.....................F-5

STATEMENTS OF CASH FLOWS - For the Years Ended June 30, 2004 and 2003,
  and Cumulative from Inception (March 15, 1995) through June 30, 2004......F-7

NOTES TO THE FINANCIAL STATEMENTS...........................................F-9

                      REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception (March 15, 1995) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 and for the period from inception (March 15, 1995) to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




HEIN & ASSOCIATES LLP

Denver, Colorado
September 22, 2004

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEET
                                   JUNE 30, 2004


                                   ASSETS

CURRENT ASSETS:
   Cash                                                          $   99,813
   Subscriptions receivable
                                                                     75,000
   Other current assets                                               4,870
                                                                 ----------
      Total current assets                                          179,683

PROPERTY AND EQUIPMENT, net                                           6,510
                                                                 ----------

TOTAL ASSETS                                                     $  186,193
                                                                 ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable:
      Trade                                                      $   63,417
      Related party                                                 122,502
   Other accrued liabilities                                         37,535
                                                                 ----------
      Total current liabilities                                     223,454

COMMITMENT AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
   Preferred Series D stock, $.001 par value, 60,000,000
     shares authorized, 60,000,000 shares issued, and
     36,000,000 outstanding at June 30, 2004 (liquidation
      preference of $1,000,000).                                     60,000
   Preferred Series E stock, $.001 par value, 1,008,985
      shares authorized, 1,008,985 shares issued and                  1,009
      outstanding at June 30, 2004 (liquidation preference
      of $1,008,895).
   Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding at
     June 30, 2004 (liquidation preference of $4,549,015).            4,549
   Preferred subscriptions receivable                              (325,000)

   Common Stock, $.001 par value, 100,000,000 shares
      authorized, 25,618,277 shares issued and outstanding           25,619
   Additional paid-in capital                                    10,936,212
   Deficit accumulated during the development stage             (10,739,650)
                                                                 ----------
      Total stockholders' deficit                                   (37,261)
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  186,193
                                                                 ==========

             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.
                                      F-3

                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF OPERATIONS
                                                                   Cumulative
                                                                 From Inception
                                                                (March 15, 1995)
                                            For the Years Ended     Through
                                                 June 30,           June 30,
                                           -----------------------------------
                                              2004        2003         2004
                                           ---------- ----------   ------------

CONSULTING REVENUE                         $       -  $        -   $     30,200

OTHER INCOME:
   Related party interest income                   -           -        162,761
   Other interest income                         629          38          8,623
   Settlement income                         114,179       2,590        295,187
   Other                                           -           -            550
                                           ---------  ----------   ------------
      Total revenue and other income         114,808       2,628        497,321

COSTS AND EXPENSES:
   General and administrative                502,537     515,017      4,205,296
   Research and development                        -       1,983      3,946,662
   Impairment of intangible assets                 -           -        451,492
   Interest expense - related party          116,684     375,370      2,868,680
                                           ---------  ----------   ------------
      Total costs and expenses               619,221     892,370     11,472,130
                                           ---------  ----------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS
AND EXTRAORDINARY GAIN                      (504,413)   (889,742)   (10,974,809)
                                           ---------  ----------   ------------

LOSS FROM DISCONTINUED OPERATIONS           (202,278)          -       (202,278)
GAIN ON DISPOSAL OF DISCONTINUED
OPERATIONS                                   108,652          -         108,652
                                           ---------- ----------   ------------

LOSS BEFORE EXTRAORDINARY GAIN              (598,039)   (889,742)   (11,068,435)
                                           ---------  ----------   ------------

EXTRAORDINARY GAIN DUE TO FORGIVENESS
OF DEBT                                            -           -        328,785
                                           ---------  ----------   ------------

NET LOSS                                   $(598,039) $ (889,742)  $(10,739,650)

ACCRUED PREFERRED SERIES E DIVIDEND          (29,428)          -        (29,428)
                                           ---------  ----------   ------------

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                               $(627,467) $ (889,742)  $(10,769,078)
                                           =========  ==========   ============

NET LOSS PER COMMON SHARE (BASIC AND
DILUTED):
      Loss before discontinued operations
      and extraordinary gain               $    (.03) $     (.04)
      Loss on discontinued operations              -           -
                                           ---------  ----------
      Loss before extraordinary gain       $    (.03) $     (.04)
      Extraordinary gain                           -           -
                                           ---------  ---------
      Net loss                             $    (.03) $     (.04)
                                           =========  ==========

WEIGHTED AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING                             24,849,883 23,774,275
                                           ========== ==========

                                                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2004

                           -------------------------------------------------------------------------------------------
                                 Series C                Series D                Series E               Series F        Preferred
                           ---------------------- ------------------------ ---------------------  -------------------- Subscriptions
                             Shares      Amount      Shares       Amount      Shares     Amount      Shares     Amount   Receivable
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, March 15,
  1995 (Inception)                   -  $      -              -  $      -           -  $      -            -  $      -  $         -
    Capital contributions            -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 1995               -         -              -         -           -         -            -         -            -
    Capital contributions            -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 1996               -         -              -         -           -         -            -         -            -
    Conversion of debt to
      common stock and
      issuance of preferred
      stock pursuant to
      acquisition of
      Display Group, LLC     1,843,902     1,844              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 1997       1,843,902     1,844              -         -           -         -            -         -            -
    Debt convertible
      at below market                -         -              -         -           -         -            -         -            -
    Conversion of debt
      to common stock                -         -              -         -           -         -            -         -            -
    Retirement of shares
      in settlement                  -         -              -         -           -         -            -         -            -
    Employee stock options
      issued for services            -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 1998       1,843,902     1,844              -         -           -         -            -         -            -
    Retirement of shares
      in settlement                  -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 1999       1,843,902     1,844              -         -           -         -            -         -            -
    Debt convertible
      at below market                -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 2000       1,843,902     1,844              -         -           -         -            -         -            -
    Warrants issued for
      prepaid services               -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 2001       1,843,902     1,844              -         -           -         -            -         -            -
    Amortization of
      deferred merger costs          -         -              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 2002       1,843,902     1,844              -         -           -         -            -         -            -
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 2003       1,843,902     1,844              -         -           -         -            -         -            -
    Conversion of
      preferred stock       (1,843,902)   (1,844)             -         -           -         -            -         -            -
    Conversion of debt
      to preferred stock             -         -     60,000,000    60,000           -         -            -         -            -
    Conversion of debt
      to preferred stock             -         -              -         -   1,008,985     1,009            -         -            -
    Conversion of debt
      to preferred stock             -         -              -         -           -         -    4,549,015     4,549            -
    Preferred Subscriptions
      Receivable                     -         -              -         -           -         -            -         -     (325,000)
    Net loss                         -         -              -         -           -         -            -         -            -
                           ------------ --------- -------------- --------- ----------- ---------  ----------- --------- ------------
BALANCE, June 30, 2004               -  $      -     60,000,000  $ 60,000   1,008,985  $  1,009    4,549,015  $  4,549  $  (325,000)
                           ============ ========= ============== ========= =========== =========  =========== ========= ============


                                SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2004

                                                               (Continued)

                                                      Common Stock       Additional  Deferred
                                                   --------------------    Paid-In    Merger    Accumulated
                                                      Shares    Amount     Capital    Costs      Deficit       Total
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, March 15, 1995 (Inception)                         -  $     -  $         -  $      -  $          -  $         -
    Capital contributions                             697,095      697       90,971         -             -       91,668
    Net loss                                                -        -            -         -          (286)        (286)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 1995                                697,095      697       90,971         -          (286)      91,382
    Capital contributions                              87,141       87       11,372         -             -       11,459
    Net loss                                                -        -                      -       (24,430)     (24,430)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 1996                                784,236      784      102,343         -       (24,716)      78,411
    Conversion of debt to common stock and
    issuance of preferred stock pursuant
    to acquisition of Display Group, LLC
    and Display Optics                             20,559,687   20,560    2,351,160         -             -    2,373,564
    Net loss                                                -        -                      -    (2,718,839)  (2,718,839)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 1997                             21,343,923   21,344    2,453,503         -    (2,743,555)    (266,864)
    Debt convertible at below market                        -        -    1,013,933         -             -    1,013,933
    Conversion of debt to common stock              4,182,509    4,183      545,817         -             -      550,000
    Retirement of shares in settlement               (350,000)    (350)         350         -             -            -
    Employee stock options issued for services              -        -      214,125         -             -      214,125
    Net loss                                                -        -            -         -    (2,971,929)  (2,971,929)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 1998                             25,176,432   25,177    4,227,728         -    (5,715,484)  (1,460,735)
    Retirement of shares in settlement             (1,402,157)  (1,402)       1,402         -             -            -
    Net loss                                                -        -            -         -      (582,813)    (582,813)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 1999                             23,774,275   23,775    4,229,130         -    (6,298,297)  (2,043,548)
    Debt convertible at below market                        -        -      139,640         -             -      139,640
    Net loss                                                -        -            -         -      (916,368)    (916,368)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 2000                             23,774,275   23,775    4,368,770         -    (7,214,665)  (2,820,276)
    Warrants issued for prepaid services                    -        -       75,000   (75,000)            -            -
    Net loss                                                -        -            -         -      (974,468)    (974,468)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 2001                             23,774,275   23,775    4,443,770   (75,000)   (8,189,133)  (3,794,744)
    Amortization of deferred merger costs                   -        -            -    75,000             -       75,000
    Net loss                                                -        -            -         -    (1,062,736)  (1,062,736)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 2002                             23,774,275   23,775    4,443,770         -    (9,251,869)  (4,782,480)
    Net loss                                                -        -            -         -      (889,742)    (889,742)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 2003                             23,774,275   23,775    4,443,770         -   (10,141,611)  (5,672,222)
    Conversion of preferred stock                   1,843,902    1,844            -         -             -            -
    Conversion of debt to preferred stock                   -        -      940,000         -             -    1,000,000
    Conversion of debt to preferred stock                   -        -    1,007,976         -             -    1,008,985
    Conversion of debt to preferred stock                   -        -    4,544,466         -             -    4,549,015
    Preferred Subscriptions Receivable                      -        -            -         -             -     (325,000)
    Net loss                                                -        -            -         -      (598,039)    (598,039)
                                                   ----------  -------  -----------  --------  ------------  -----------
BALANCE, June 30, 2004                             25,618,177  $25,619  $10,936,212  $      -  $(10,739,650) $   (37,261)
                                                   ==========  =======  ===========  ========  ============  ===========


                                SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                                                      From
                                                                                   Inception
                                                                                   (March 15,
                                                     for the Years Ended              1995)
                                                           June 30,                 Through
                                                   -------------------------        June 30,
                                                      2004            2003            2004
                                                   ---------       ---------      ------------

Net loss from operations before discontinued       $(598,039)      $(889,742)     $(10,739,650)
operations and extraordinary item
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss from discontinued operations                 202,278              -            202,278
   Gain on disposition of discontinued operations   (108,652)               -         (108,652)
   Gain on debt forgiven                                   -               -          (328,785)
   Acquired research and development expense               -               -         2,536,494
   Impairment of intangibles                               -               -           451,492
   Depreciation and amortization of property and       5,229           6,342           284,804
      equipment
   Amortization of deferred merger costs                   -               -            75,000
   Stock option compensation expense                       -               -           214,125
   Interest expense related to debt discount               -               -         1,153,573
   Loss on sale of property and equipment                  -               -             5,445
   (Increase) decrease in:
      Inventory                                            -               -             6,048
      Other current assets                             9,411          (6,268)         (136,355)
   Increase (decrease) in:
      Accounts payable                              (293,296)         20,086           (24,772)
      Accrued interest payable to stockholders       116,684         375,371         1,642,155
      Other accrued liabilities                       (4,099)          2,369           (63,041)
                                                   ----------      ---------      ------------
        Net cash used in operating activities       (670,484)       (491,842)       (4,829,841)
                                                   ---------       ---------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  (581)              -          (125,649)
   Proceeds from sale of property and equipment            -               -            17,030
   Advances to affiliates                                  -               -          (932,925)
   Purchase of note receivable and security                -               -          (225,000)
   interest
   Cash received in acquisition                            -               -           303,812
                                                   ---------       ---------      ------------
        Net cash used in investing activities           (581)              -          (962,732)
                                                   ---------       ---------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                             600,000               -           703,127
   Proceeds from notes payable to stockholders       160,000         480,000         4,889,754
   Proceeds from line-of-credit                            -               -           299,505
                                                   ---------       ---------      ------------
        Net cash flows provided by financing         760,000         480,000         5,892,386
                                                   ---------       ---------      ------------
        activities
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      88,935         (11,842)           99,813
CASH AND CASH EQUIVALENTS, Beginning of period        10,878          22,720                 -
                                                   ---------       ---------      ------------
CASH AND CASH EQUIVALENTS, End of period           $  99,813       $  10,878      $     99,813
                                                   =========       =========      ============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.
                                       F-7

                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                   Cumulative
                                                                                      From
                                                                                   Inception
                                                                                   (March 15,
                                                     for the Years Ended              1995)
                                                           June 30,                 Through
                                                   -------------------------        June 30,
                                                      2004            2003            2004
                                                   ---------       ---------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for:
      Interest                                     $        -      $       -      $   26,570
                                                   =========       =========      ==========
   Non-cash transactions:
      Issuance of common stock for acquisition
         of Display Group, LLC and Display
         Optics, Ltd. and conversion of
         convertible debt                          $        -      $       -      $2,199,026
                                                   ==========      =========      ==========
      Conversion of notes payable stockholders
         to common stock                           $        -      $       -      $  550,000
                                                   ==========      =========      ==========
      Conversion of interest payable on notes
         to notes payable                          $        -      $       -      $   12,354
                                                   ========+=      =========      ==========
      Retirement of shares in settlement           $        -      $       -      $    1,402
                                                   =======+==      =========      ==========
      Extinguishment of debt                       $        -      $       -      $  328,785
                                                   ======+===      =========      ==========
      Conversion of Preferred Series C stock
         to common stock                           $    1,844      $       -      $    1,844
                                                   ==========      =========      ==========
      Subscriptions for Preferred Series D stock   $  400,000      $       -      $  400,000
                                                   ==========      =========      ==========
      Conversion of demand notes and accrued
      interest to Preferred Series E stock         $1,008,985      $       -      $1,008,985
                                                   ==========      =========      ==========
      Conversion of convertible, redeemable
      Promissory notes, demand notes
      and accrued interest to Preferred
      Series F stock                               $4,549,015      $       -      $4,549,015
                                                   ==========      =========      ==========


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

     DEVELOPMENT STAGE COMPANY/GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $43,711 as of June 30, 2004. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

     ACQUISITION AND DISPOSITION

     On November 30, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. ("Theaters") and Regent Releasing, L.L.C. ("Releasing") from Regent Entertainment Partnership, L.P. of Dallas, Texas. The Company then shifted its primary focus to these newly acquired Theaters and Releasing operations. However, the Company continued its historical business of developing and producing fiber optic display screen systems. Two theaters leased and operated by Theaters formed the base of the Company's planned national chain of specialty motion picture theaters. Effective May 12, 2004, the Company re-assigned its ownership interests in Theaters and Releasing back to the original owners. (See Note 8)

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2004 and June 30, 2003 was $5,229 and $6,342, respectively.

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

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS

     STOCK-BASED COMPENSATION - As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share (EPS) disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. As there were no options granted during fiscal 2004 or 2003 the pro forma net loss and net loss per share are equal to those reported in the financial statements.

     LOSS PER SHARE - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2004 and 2003 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2004 and 2003 was anti-dilutive. Diluted EPS does not include the 60,000,000 Preferred Series D stock that are convertible into 60,000,000 common shares, warrants representing 500,000 common shares or options representing 500,000 common shares because they would have been anti-dilutive.

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

2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at June 30, 2004

          Equipment                                         $    99,958
          Office furniture                                       26,553
                                                            -----------
                                                                126,511
          Less accumulated depreciation and amortization       (120,001)
                                                            -----------

                Property and equipment, net                 $     6,510
                                                            ===========


3.   NOTES PAYABLE - RELATED PARTIES:

     During the fiscal year ended June 30, 2004, the Company converted $1,008,985 of its debt into 1,008,985 shares of the Company's new non-voting, non-convertible, junior priority Series E Preferred Stock, and $4,549,015 of its debt into 4,549,015 shares of the Company's new non-voting, non-convertible, junior priority, Series F Preferred Stock. Interest expense associated with notes to directors and owners of more than 5% of the Company's common stock prior to the conversion was $116,684 and $375,370 for the years ended June 30, 2004 and 2003, respectively.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS

4.   COMMITMENT:

     OFFICE LEASE - The Company leases office and warehouse facilities on a month to month basis. Total rental expense was $20,739 and $19,595 for the years ended June 30, 2004 and 2003, respectively.

     The Company's current monthly rent payments are approximately $1,293, plus operating expenses of $464 per month.

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

     A summary of stock option activity is as follows:

                                         2004                 2003
                                 --------------------  --------------------
                                            Weighted              Weighted
                                   Number    Average    Number     Average
                                     of     Exercise      of      Exercise
                                   Shares     Price     Shares     Price
                                 --------- ----------  --------- ----------

     Outstanding, beginning       500,000      .16      500,000    $.16
     of year

          Granted                       -       -             -    $  -
          Canceled                      -       -             -    $  -
                                 --------              --------

     Outstanding, end of year     500,000      .16      500,000    $.16
                                 ========              ========


      At June 30, 2004, all of these options were exercisable (at a weighted average exercise price of $.16) and will expire in 2008 if not previously exercised.

      PREFERRED STOCK - The Company has the authority to issue 100,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS

      During the fiscal year ended June 30, 2004, the 1,843,902 shares of Series C Preferred Stock previously outstanding was converted to 1,843,902 shares of common stock.

      DEBT CONVERSION - SERIES E PREFERRED. The holders of the Company's previously outstanding debt have exchanged their debt for shares of the Company's preferred stock. On November 25, 2003, debt incurred after January 25, 2002 totaling $1,008,985, which was used to finance the Company's pursuit of various business opportunities, has been exchanged for 1,008,985 shares of a new, non-voting, non-convertible series of the Company's preferred stock ("Series E Preferred"). The Series E Preferred will have no voting rights except for those required by law.

      The Series E Preferred is entitled to a 5% dividend based on the $1,008,895 purchase price of the Series E Preferred. This is a mandatory dividend, which may not be increased or decreased, and will be automatically cumulated on December 31st of each year even if not declared by the Company's Board of Directors. The Series E Preferred is not convertible into any other series or class of the Company's capital stock. Upon liquidation of the Company, the Series E Preferred is junior to the Series D Preferred (described below), but senior to all of the Company's other capital stock.

      The Company will have the option, but not the obligation, to redeem any or all of the shares of Series E Preferred at any time beginning three years from the date of issuance. The redemption price will be the stated value per share plus accrued but unpaid dividends.

      DEBT CONVERSION - SERIES F PREFERRED. The bulk of the debt incurred by the Company prior to January 25, 2002, totaling $4,549,015, was exchanged for 4,549,015 shares of another new, nonvoting, nonconvertible series of the Company's preferred stock ("Series F Preferred"). Like the Series E Preferred, the Series F Preferred has no voting rights except as required by law, has no conversion rights, and is redeemable by the Company at a stated value at any time beginning three years from the date of issuance. Unlike the Series E Preferred, however, the Series F Preferred has no rights to dividends. Furthermore, the Series F Preferred is junior to the Series D Preferred and Series E Preferred, but senior to the Company's Common Stock, on liquidation.

      NEW CAPITAL INVESTMENT - SERIES D PREFERRED. The Company obtained subscriptions for $1,000,000 in new capital by issuing a new voting, convertible, participating series of the Company's preferred stock (the "Series D Preferred") to certain affiliates of the Company. The proceeds were being used to develop and expand the Company's theater operations. The Company issued 60,000,000 shares of Series D Preferred at a price of approximately $0.0167 per share, for aggregate consideration of $1,000,000, on November 30, 2003, coincident with the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C. At June 30, 2004, the Company had received $600,000 in payment for the subscriptions to purchase the Series D Preferred Stock.

      Holders of Series D Preferred have one vote per share and vote with the holders of Common Stock on all matters and have class voting rights where required by law. The Series D Preferred is convertible into shares of Common Stock, on a one for one basis, at the election of the holder thereof at an initial conversion rate of $0.0167 per share. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

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

6.    WARRANTS:

      In May 2001, the Company entered into an agreement with an investment banking service company (the "Investment Banker.") The agreement stipulates that the Investment Banker would identify an acceptable merger candidate for the Company. For these services, the Company granted warrants to purchase 500,000 shares of common stock exercisable at $.15 per share, which was the closing price of the Company's common stock on the date of execution of the agreement. The warrants have a weighted average exercise price of $.15 and are exercisable effective at the execution of the agreement (May 2001) and expire in May 2006. Since that time no other warrants have been issued and no warrants have been exercised or forfeited.

7.    INCOME TAXES:

      A long-term deferred tax asset totaling approximately $6,000,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance decreased by approximately $465,000 during 2004 primarily as a result of the increase in net operating loss carryforward.

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

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS

      A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal and state effective income tax rate is as follows at June 30:

                                                               2004       2003
                                                            ----------------------

           Computed expected tax benefit                    $ 204,000  $  332,000
           (Increase) decrease in tax benefit (expense)
           resulting from:
               Expiration of NOL                             (669,000) (1,100,000)
               (Increase) reduction in valuation
                allowance related to net operating loss
                carryforwards and change in temporary
                differences                                   465,000     768,000
                                                            ---------   ---------

                                                            $       -   $       -
                                                            =========   =========


     As of June 30, 2004, the Company has accumulated net operating loss carryforwards of approximately $16,000,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2019 if not utilized sooner.

8.    DISCONTINUED OPERATIONS:

      In the second fiscal quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas by means of a Unit Purchase Agreement, ("UPA") dated November 30, 2003. As a result, the Company had shifted its primary focus to its newly acquired theater and theatrical releasing operations, though it also continued its historical business of developing fiber optic display screen technology for video billboard and other display applications (the "Screen Business"). After the Company re-assigned the membership interests of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., back to Regent Entertainment on May 12, 2004, however, its primary focus returned to the Screen Business.

      On April 7, 2004, Stephen P. Jarchow, one of the Company's directors, resigned from the Board of Directors. Mr. Jarchow's resignation was accompanied by a demand letter from Regent Entertainment Partnership, L.P. ("Regent Entertainment") claiming that the Company's purchase of all of the membership interests in Theaters and Releasing should be considered null and void.

      Mr. Jarchow also claimed, on behalf of himself and Paul Colichman, the other principal of Regent Entertainment, that the November 30, 2003 Stock Purchase Agreement (the "SPA") between the Company, Messrs. Jarchow and Colichman, Gene W. Schneider, and Lawrence F. DeGeorge, one of the Company's directors, should also be considered null and void. Under the SPA, the Company sold shares of a new voting, convertible, participating series of the Company's preferred stock ("Series D") in a private transaction. The total proceeds from the financing were expected to total $1,000,000.

      Effective May 12, 2004 the Company assigned the Theater and Releasing entities back to Regent Entertainment.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS

      After prolonged settlement negotiations between the Company and the various parties to the UPA and the SPA, by settlement agreements dated July 1, 2004, Messrs. Jarchow, Colichman and Regent Entertainment (the "Regent Parties"), have agreed with the Company, its officers, directors and the other parties to the SPA (the "ADTI Parties") to finally resolve all disputes between the Regent Parties and the ADTI Parties in exchange for the payment by the Company of $75,001 to the Regent Parties.

      After the Company re-assigned its ownership interests in Theaters and Releasing to Regent Entertainment and effectively rescinded the UPA, the Company's only business was again the Screen Business. Because the Screen Business has never generated material revenues, the Company may be unable to obtain sufficient capital to continue development of that business. In such an event, the Company may be required to cease operations, liquidate its assets and terminate some or all of its employees.

9.    RELATED PARTY TRANSACTIONS:

      At June 30, 2004 the Company had payables totaling $122,502 due to related entities (mainly an officer family member and companies with common directors) of the Company. Also see Note 3 for additional related party transactions.