Form 10QSB
period 2004-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2004-11-19
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [X]
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

            [ ]
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
             ------------------------------------------------------
              (Exact name of small business issuer as specified in
                                  its charter)

                  COLORADO                         84-0969445
        ----------------------------        -------------------------
          (State of incorporation)           (IRS Employer ID number)

        7334 SOUTH ALTON WAY, BUILDING 14, SUITE F, CENTENNIAL, CO 80112
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          YES [ ]       NO [X]

As of November 13, 2004, 25,618,177 shares of Common Stock, $.001 par value per share were outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                        PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets (unaudited) -
            September 30, 2004 and June 30, 2004..............................1

         Statements of Operations (unaudited)
            Three months ended September 30, 2004 and 2003 and for the period from March 15, 1995, inception, to September 30, 2004......2

         Statements of Cash Flows (unaudited)
            Three months ended September 30, 2004 and 2003 and for the period from March 15, 1995, inception, to September 30, 2004......3

         Notes to Financial Statements (unaudited)............................5

Item 2.  Management's Discussion and Analysis or Plan of Operations.........6-8

Item 3.  Controls and Procedures..............................................9


                          PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........9

Item 6.  Exhibits............................................................10

            Signatures.......................................................11

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                          September 30,        June 30,
                                                              2004               2004
                                                          -------------      -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                   $    10,388         $   99,813
   Subscriptions receivable                                    75,000             75,000
   Other current assets                                        20,287              4,870
                                                          -----------         ----------
      Total current assets                                    105,675            179,683

PROPERTY AND EQUIPMENT, NET                                     5,238              6,510
                                                          -----------         ----------
      TOTAL ASSETS                                        $   110,913         $  186,193
                                                          ===========         ==========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
   Accounts payable
      Trade                                               $    78,309         $   63,417
      Related party                                           131,122            122,502
   Other accrued liabilities                                  111,475             37,535
                                                          -----------         ----------
      Total current liabilities                               320,906            223,454

COMMITMENT AND CONTINGENCY (NOTE 1)

STOCKHOLDERS' DEFICIT:

   Preferred Series D stock, $.001 par value,
      60,000,000 shares authorized, 25,500,000
      and 60,000,000 shares issued, respectively
      and 21,000,000 and 36,000,000 shares
      outstanding, respectively (liquidation
      preference of $425,000).                                 25,500             60,000

   Preferred Series E stock, $.001 par value,
      1,008,985 shares authorized, 1,008,985 shares
      issued and outstanding (liquidation
      preference of $1,008,985).                                1,009              1,009

   Preferred Series F stock, $.001 par value,
      4,549,015 shares authorized, 4,549,015 shares
      issued and outstanding (liquidation
      preference of $4,549,015).                                4,549              4,549

   Preferred subscriptions receivable                              --           (325,000)

   Common stock, $.001 par value, 100,000,000
      shares authorized, 25,618,177 issued
      and outstanding                                          25,619             25,619

   Additional paid-in capital                              10,570,712         10,936,212

   Deficit accumulated during the development stage       (10,837,382)       (10,739,650)
                                                           ----------         ----------
      Total Shareholders' Deficit                            (209,993)           (37,261)
                                                          -----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $   110,913         $  186,193
                                                          ===========         ==========


             (See accompanying notes to unaudited financial statements)

                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                                                                                           March 15, 1995
                                                                         Three Months Ended             (Inception) Through
                                                                             September 30,                  September 30,
                                                                     2004                2003                  2004
                                                                  -----------       -------------        -----------------
Consulting Revenue                                               $         --       $          --           $     30,200

Other Income:
   Related party interest income                                           --                  --                162,761
   Other interest income                                                   35                   1                  8,658
   Settlement Income                                                       --                  --                295,187
   Other                                                                   --                  --                    550
                                                                 ------------       -------------          -------------
      Total revenue and other income                                       35                   1                497,356
                                                                 ------------       -------------          -------------

Costs and Expenses:
   General and administrative                                          97,767             103,668              4,303,063
   Research and development                                                --                  --              3,946,662
   Impairment of intangible assets                                         --                  --                451,492
   Interest expense - related party                                        --             101,805              2,868,680
                                                                 ------------       -------------          -------------
      Total costs and expenses                                         97,767             205,473             11,569,897
                                                                 ------------       -------------          -------------
Loss Before Discontinued Operations and
  Extraordinary Gain                                             $    (97,732)      $    (205,472)          $(11,072,541)

Loss from discontinued operations                                          --                  --               (202,278)
Gain on disposal of discontinued operations                                --                  --                108,652
                                                                 ------------       -------------          -------------
Loss Before Extraordinary Gain                                   $    (97,732)      $    (205,472)          $(11,166,167)

Extraordinary gain due to forgiveness of debt                              --                  --                328,785
                                                                 ------------       -------------          -------------
NET LOSS                                                         $    (97,732)      $    (205,472)          $(10,837,382)

Accrued Preferred Series E Dividend                                   (12,612)                 --                (42,040)
                                                                 ------------       -------------          -------------
Net Loss Applicable to Common Shareholders                       $   (110,344)      $    (205,472)          $(10,879,422)
                                                                 ============       =============          =============
Net loss per common share (Basic and Dilutive):
   Loss before discontinued operations and
      extraordinary gain                                         $         --               (0.01)
   Loss on discontinued operations                                         --                  --
                                                                 ------------       -------------
   Loss before extraordinary gain                                $         --               (0.01)
   Extraordinary gain                                                      --                  --
                                                                 ------------       -------------
   Net loss                                                      $         --               (0.01)
                                                                 ============       =============
Weighted Average Number of Common Shares Outstanding               25,618,177          23,774,275
                                                                 ============       =============


                                 (See accompanying notes to unaudited financial statements)


                                                             2

                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                                                                                           March 15, 1995
                                                                         Three Months Ended             (Inception) Through
                                                                             September 30,                  September 30,
                                                                     2004                2003                  2004
                                                                 ------------       -------------        -----------------
Cash Flows from Operating Activities:

   Net Income (Loss)                                             $    (97,732)      $    (205,472)        $(10,837,382)
Adjustments to reconcile net (loss) to net cash used
   in operating activities:
   Loss from discontinued operations                                       --                  --              202,278
   Gain on disposition of discontinued operations                          --                  --             (108,652)
   Gain on debt forgiven                                                   --                  --             (328,785)
   Acquired research and development expense                               --                  --            2,536,494
   Impairment of intangible asset                                          --                  --              451,492
   Depreciation and amortization                                        1,272               1,341              286,076
   Amortization of deferred merger costs                                   --                  --               75,000
   Stock option compensation expense                                       --                  --              214,125
   Interest expense related to debt discount                               --                  --            1,153,573
   Loss on disposal of property and equipment                              --                  --                5,445
(Increase)  decrease in:
   Inventory                                                               --                  --                6,048
   Other current assets                                               (15,417)             (4,125)            (151,772)
(Decrease)  increase in:
   Accounts payable                                                    23,512              11,554               (1,260)
   Accrued interest payable to shareholders                                --             101,804            1,642,155
   Other accrued liabilities                                           (1,060)              4,991              (64,101)
                                                                 ------------       -------------        -------------
      Net cash used in operating activities                           (89,425)            (89,907)          (4,919,266)
                                                                 ------------       -------------        -------------
Cash Flows from Investing Activities:

   Purchases of property and equipment                                     --                  --             (125,649)
   Proceeds from sale of property and equipment                            --                  --               17,030
   Advances to affiliates                                                  --                  --             (932,925)
   Purchase of notes receivable and security interest                      --                  --             (225,000)
   Cash received in acquisition                                            --                  --              303,812
                                                                 ------------       -------------        -------------
      Net cash used in investing activities                                --                  --             (962,732)
                                                                 ------------       -------------        -------------
Cash Flows from Financing Activities:

   Capital contributions                                                   --                  --              703,127
   Proceeds from notes payable to shareholders                             --              80,000            4,889,754
   Proceeds from line-of-credit                                            --                  --              299,505
                                                                 ------------       -------------        -------------
      Net cash provided by financing activities                            --              80,000            5,892,386
                                                                 ------------       -------------        -------------
Increase (decrease) in cash                                           (89,425)             (9,907)              10,388
Cash and cash equivalents, Beginning of Period                         99,813              10,878                   --
                                                                 ------------       -------------        -------------
Cash and cash equivalents, End of Period                         $     10,388       $         971         $     10,388
                                                                 ============       =============        =============


                                 (See accompanying notes to unaudited financial statements)


                                                             3

                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                                                                                               March 15, 1995
                                                                               Three Months Ended           (Inception) Through
                                                                                   September 30,                September 30,
                                                                           2004                2003                2004
                                                                       ------------       -------------      ------------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
      Interest                                                         $         --       $          --         $     26,570
                                                                       ============       =============        =============
   Non-cash transactions:
      Issuance of common stock for acquisition of Display
        Group, LLC and Display Optics, Ltd. and conversion
        of convertible debt                                            $         --       $          --         $  2,199,026
                                                                       ============       =============        =============
      Conversion of notes payable stockholders to common stock         $         --       $          --         $    550,000
                                                                       ============       =============        =============
      Conversion of interest payable on notes to notes payable         $         --       $          --         $     12,354
                                                                       ============       =============        =============
      Retirement of shares in settlement                               $         --       $          --         $      1,402
                                                                       ============       =============        =============
      Extinguishment of debt                                           $         --       $          --         $    328,785
                                                                       ============       =============        =============
      Conversion of Preferred Series C stock to common stock           $         --       $          --         $      1,844
                                                                       ============       =============        =============
      Subscriptions for Preferred Series D stock                       $         --       $          --         $    400,000
                                                                       ============       =============        =============
      Cancellation of Subscriptions for Preferred Series D
        Stock                                                          $  (325,000)       $          --         $   (325,000)
                                                                       ============       =============        =============
      Conversion of demand notes and accrued interest to
        Preferred Series E stock                                       $         --       $          --         $  1,008,985
                                                                       ============       =============        =============
      Conversion of convertible, redeemable Promissory notes,
        demand notes and accrued interest to Preferred
        Series F stock                                                 $         --       $          --         $  4,549,015
                                                                       ============       =============        =============
      Acquisition of 15,000,000 shares of Preferred Series D
        stock                                                          $     75,000       $          --         $     75,000
                                                                       ============       =============        =============


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

      These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2004, as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2.

      Subsequent to September 30, 2004 the Company received an additional $75,000 of the subscriptions for Preferred Series D Shares. In light of the rescission of the Company's acquisition of Regent Theaters LLC and Regent Releasing LLC and the repurchase by the Company of the Shares of the Company's Series D Preferred purchased by affiliates of Regent Entertainment Partnership, L.P., the Company considers the collection of the remaining $325,000 in subscriptions for the Series D Preferred stock unlikely.

      In addition, the Company received a short-term loan from a shareholder totaling $35,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      In the fiscal quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas ("Regent Entertainment") by means of a Unit Purchase Agreement ("UPA") dated November 30, 2003. As a result, the Company had shifted its primary focus to its newly acquired theater and theatrical releasing operations. After the Company re-assigned the membership interests of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., back to Regent Entertainment on May 12, 2004, and effectively rescinded the UPA, however, its primary focus returned to its historical business of developing fiber optic display screen technology for video billboard and other display applications.

      After prolonged settlement negotiations between the Company and the various parties to the UPA and the Stock Purchase Agreement dated November 30, 2003 (the "SPA"), by settlement agreements dated July 1, 2004, Messrs. Jarchow, Colichman and Regent Entertainment (the "Regent Parties"), agreed with the Company, its officers, directors and the other parties to the SPA (the "ADTI Parties") to finally resolve all disputes between the Regent Parties and the ADTI Parties in exchange for the payment by the Company of $75,001 to the Regent Parties.

      After the Company paid $75,001 in October 2004 to the Regent Parties in full and final settlement of the SPA and the UPA, the Company's sole business is again the Screen Business.

      During the fiscal quarter ended September 30, 2004, the Company's efforts were primarily directed toward negotiating and finalizing the settlement and disposition of the theater operations, exploring potential new business opportunities relating to the Company's fiber optic display technologies, and continuing to seek additional sources of capital for operations.

      There can be no assurance that the Company will be successful in raising capital or finding new business opportunities. If the Company fails to do so, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in a liquidation.

RESULTS OF OPERATIONS

      For the fiscal quarter ended September 30, 2004, the Company reported a net loss of ($97,732), or ($.004) per share, compared to a net loss of ($205,472), or ($.01) per share, for the same period in 2003. The decrease in net loss for the quarter ended September 30, 2004 from September 30, 2003, is primarily due to a decrease in interest expense of approximately $101,800 resulting from the conversion of the Company's outstanding debt.

      As of the date of this report, the Company remains in the development stage, as it has not received significant revenues from operations.

     The Company reported general and administrative (G&A) expenses of $97,767 and $103,668 for the fiscal quarters ended September 30, 2004 and 2003, respectively. Salaries and related benefits decreased approximately $15,800 due to a decrease in staff following the disposition of the theater businesses. Accounting fees increased by approximately $7,400 in 2004 from 2003 due to the inclusion of the acquisition and subsequent disposition of the theater businesses in its audited financial statements for the fiscal year ended
June 30, 2004. Travel expenses increased by approximately $3,600 due to efforts to explore potential new business opportunities in the display industry.

      Interest expense decreased from $101,805 for the quarter ended September 30, 2003 to $0 for the same quarter of 2004 primarily due to the conversion of the Company's outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2004, the Company reported negative net worth of $209,993 and negative working capital of $215,231. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the fiscal year. Management also believes, however, that the Company's continued existence beyond that time is dependent upon its ability to:
(1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

      If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors. The Company's management believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements, could be adequate to meet the Company's obligations and commitments, and would then enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce or cease its operations or even liquidate entirely.

      There were no cash flows from financing activities for the fiscal quarter ended September 30, 2004. Cash flows from financing activities for the fiscal quarter ended September 30, 2003 consisted of the issuance of one 10% demand note to a shareholder totaling $80,000. Substantially all of this financing was used for administrative expenses and professional fees in assisting the Company with its reorganization efforts.

      At September 30, 2004, the Company reported current assets of $105,675 and a working capital deficit. Current liabilities exceeded current assets by $215,231. At September 30, 2004, current liabilities consisted of $209,431 of trade payables and $111,475 of accrued expenses that were incurred primarily for business development and operating costs, and the repurchase of 15,000,000 shares of Preferred Series D stock. Management intends to negotiate settlement on approximately $54,000 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company continues to dispute approximately $91,000 in engineering fees claimed by the contractor.

      Since the fiscal quarter ended September 30, 2004, the Company has received $75,000 of the $400,000 in unpaid subscriptions for Series D Preferred Stock. In light of the rescission of the Company's acquisition of Regent Theaters LLC and Regent Releasing LLC and the repurchase by the Company of the Shares of the Company's Series D Preferred purchased by affiliates of Regent Entertainment Partnership, L.P., the Company considers the collection of the remaining $325,000 in subscriptions for the Series D Preferred stock unlikely.

      In addition, the Company received a short-term loan from a shareholder totaling $35,000. While there can be no assurance of the continuing availability of such financing, management currently believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of fiscal 2005.

      There can be no assurance that the Company will be successful in raising short-term debt or permanent capital or producing revenue from operations. If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets. It is extremely unlikely that there would be any funds or property available for distribution to shareholders in a liquidation.

                           FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital or to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise

      Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2004.

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

Internal Controls

      There were no significant changes made in the Company's internal controls during the quarter ended September 30, 2004, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.


                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      A summary of the Company's repurchase activity for the quarter ended September 30, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED SERIES D STOCK
                                                                                                      (d) Maximum Number
                                                                                                       (or Approximate
                                                                             (c) Total Number of       Dollar Value) of
                                (a) Total Number of       (b) Average         Shares (or Units)       Shares (or Units)
         Period                  Shares (or Units)       Price Paid per     Purchased as part of       that May Yet Be
                                     Purchased          Share (or Unit)      Publicly Announced      Purchased Under the
                                                                              Plans or Programs       Plans or Programs
-------------------------       -------------------     ---------------     ---------------------    --------------------
Month # 1
July 1-31, 2004                    15,000,000 (1)              $.005                 N/A                      N/A

Month # 2
August 1-31, 2004                          --                     --                 N/A                      N/A

Month # 3
September 1-30, 2004                       --                     --                 N/A                      N/A
                                   ----------              ---------              ---------                ---------
Total                              15,000,000                  $.005                 N/A                      N/A
                                   ==========              =========              =========                =========


(1)  Effective July 1, 2004, the Board of Directors approved the repurchase of 15,000,000 shares of the
     Company's Series D Preferred Stock.

ITEM 6.  EXHIBITS

   EXHIBITS

   Exhibit No.   Description
   -----------   -----------

      31 Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

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

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (Registrant)




Date: November 19, 2004              /s/ MATTHEW W. SHANKLE
                                     ------------------------------------------
                                     Matthew W. Shankle
                                     President, Chief Executive and
                                     Financial Officer