Form 10QSB
period 2004-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2005-02-22
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2004

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

                   YES      X               NO
                       ----------              -----------

As of February 11, 2005, the Company had 25,618,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (unaudited)
             December 31, 2004 and June 30, 2004..............................1

         Consolidated Statements of Operations (unaudited)
             Three and six months ended December 31, 2004 and 2003............2

         Consolidated Statements of Cash Flows (unaudited)
             Three and six months ended December 31, 2004 and 2003..........3-4

         Notes to Consolidated Financial Statements (unaudited)...............5

Item 2.  Management's Discussion and Analysis or Plan of Operations.........6-9

             General........................................................6-7
             Results of Operations..........................................7-8
             Liquidity and Resources..........................................9
             Forward Looking Statements.......................................9

Item 3.  Controls and Procedures.............................................10



                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 6.  Exhibits............................................................11

             Signatures......................................................12


                                           PART 1. FINANCIAL INFORMATION
Item 1.
                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                                   BALANCE SHEETS
                                                    (Unaudited)
                                                                                          December 31,      June 30,
                                                                                              2004            2004
                                                                                          ------------    ------------
                                                      ASSETS
                                                      ------
CURRENT ASSETS:
     Cash                                                                                 $     38,518    $     99,813
     Preferred subscriptions receivable                                                           --            75,000
     Trade accounts  receivable                                                                  7,847            --
     Other current assets                                                                       20,499           4,870
                                                                                          ------------    ------------
         Total current assets                                                                   66,864         179,683

PROPERTY AND EQUIPMENT, NET                                                                      3,966           6,510
                                                                                          ------------    ------------

         TOTAL ASSETS                                                                     $     70,830    $    186,193
                                                                                          ============    ============

                                        LIABILITIES AND SHAREHOLDERS'DEFICIT
                                        ------------------------------------
CURRENT LIABILITIES:
     Accounts payable
         Trade                                                                            $    102,532    $     63,417
         Related party                                                                         123,473         122,502
     Convertible, redeemable promissory notes payable-related party                            127,500            --
     Accrued interest-related parties                                                            1,492            --
     Other accrued liabilities                                                                  40,703          37,535
                                                                                          ------------    ------------
         Total current liabilities                                                             395,700         223,454

STOCKHOLDERS' DEFICIT:
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized,
         26,500,000 and 60,000,000 shares issued and 25,500,000 and 21,000,000
         outstanding at December 31, 2004 and June 30, 2004, respectively                       26,500          60,000
         (liquidation preference of $441,667)
     Preferred Series E stock, $.001 par value, 1,008,985 shares authorized,
         1,008,985 shares issued and outstanding (liquidation preference of $1,008,895)          1,009           1,009

     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized,
         4,549,015 shares issued and outstanding (liquidation preference of $4,549,015)          4,549           4,549

     Preferred subscriptions receivable                                                           --          (325,000)

     Common stock, $.001 par value, 100,000,000 shares authorized, 25,618,177
         issued and outstanding at December 31, 2004 and June 30, 2004                          25,619          25,619

     Additional paid-in capital                                                             10,594,712      10,936,212
     Deferred compensation                                                                     (24,866)           --
     Deficit accumulated during the development stage                                      (10,952,393)    (10,739,650)
                                                                                          ------------    ------------
         Total Shareholders' Deficit                                                          (324,870)        (37,261)
                                                                                          ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                               $     70,830    $    186,193
                                                                                          ============    ============

                             (See accompanying notes to unaudited financial statements)


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                                                               Cumulative
                                                                                                                  From
                                                                                                               Inception
                                                                                                               (March 15,
                                                   Three Months Ended               Six Months Ended          1995) Through
                                                      December 31,                    December 31,            December 31,
                                              ----------------------------    ----------------------------    ------------
                                                  2004            2003            2004            2003            2004
                                              ------------    ------------    ------------    ------------    ------------
REVENUE
     Consulting revenue                               --              --              --              --            30,200
     Screen system sales                            13,442            --            13,442            --            13,442
                                              ------------    ------------    ------------    ------------    ------------
          Total revenue                             13,442            --            13,442            --            43,642

COST OF GOODS SOLD                                  12,372            --            12,372            --            12,372
                                              ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                         1,070            --             1,070            --            31,270

COSTS AND EXPENSES:
     General and administrative                    114,612         124,517         212,379         228,185       4,417,675
     Research and development                         --              --              --              --         3,946,662
                                              ------------    ------------    ------------    ------------    ------------
          Total costs and expenses                 114,612         124,517         212,379         228,185       8,364,337
                                              ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              (113,542)       (124,517)       (211,309)       (228,185)     (8,333,067)

OTHER INCOME (EXPENSE):
     Related party interest income                    --              --              --              --           162,761
     Other interest income                              23              82              58              83           8,681
     Settlement income                                --              --              --              --           295,187
     Other income                                     --              --              --              --               550
     Impairment of intangible asset                   --              --              --              --          (451,492)
     Interest expense - related parties             (1,492)        (14,880)         (1,492)       (116,685)     (2,870,172)
                                              ------------    ------------    ------------    ------------    ------------
          Total other income (expense)              (1,469)        (14,798)         (1,434)       (116,602)     (2,854,485)
                                              ------------    ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY GAIN           $   (115,011)   $   (139,315)   $   (212,743)   $   (344,787)   $(11,187,552)
                                              ------------    ------------    ------------    ------------    ------------

Loss from discontinued operations                     --           (40,494)           --           (40,494)       (202,278)
Gain on disposal of discontinued operations           --              --              --              --           108,652
                                              ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                $   (115,011)   $   (179,809)   $   (212,743)   $   (385,281)   $(11,281,178)
                                              ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
  EXTINGUISHMENT OF DEBT                              --              --              --              --           328,785
                                              ------------    ------------    ------------    ------------    ------------

NET LOSS                                      $   (115,011)   $   (179,809)   $   (212,743)   $   (385,281)   $(10,952,393)
                                              ============    ============    ============    ============    ============

  ACCRUED PERFERRED SERIES E DIVIDEND              (12,612)         (4,204)        (25,224)         (4,204)        (54,652)
                                              ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS    $   (127,623)   $   (184,013)   $   (237,967)   $   (389,485)   $(11,007,045)
                                              ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
     (BASIC AND DILUTIVE):
      Loss before discontinued operations
            and extraordinary gain            $       --      $       (.01)   $       (.01)   $       (.02)
      Loss on discontinued operations                 --              --              --              --
                                              ------------    ------------    ------------    ------------
      Loss before extraordinary gain          $       --      $       (.01)   $       (.01)   $       (.02)
      Extraordinary gain                              --              --              --
                                              ------------    ------------    ------------    ------------
      Net loss                                $       --      $       (.01)   $       (.01)   $       (.02)
                                              ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            25,618,177      24,388,908      25,618,177      24,081,592
                                              ============    ============    ============    ============

                               (See accompanying notes to unaudited financial statements)


                                      ADVANCE DISPLAY TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                                          STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           From
                                                                                                                        Inception
                                                                                                                        (March 15,
                                                            Three Months Ended               Six Months Ended          1995) Through
                                                                December 31,                   December 31,            December 31,
                                                           2004            2003            2004            2003            2004
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $   (115,011)   $   (179,809)   $   (212,743)   $   (385,281)   $(10,952,393)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Loss from discontinued operations                            --            40,494            --            40,494         202,278
  Gain on disposition of discontinued operations               --              --              --              --          (108,652)
  Gain on debt forgiven                                        --              --              --              --          (328,785)
  Acquired research and development expense                    --              --              --              --         2,536,494
  Impairment of intangible asset                               --              --              --              --           451,492
  Depreciation and amortization                               1,272           6,242           2,544           7,583         287,348
  Amortization of deferred merger costs                        --              --              --              --            75,000
  Stock and stock option compensation expense                   134            --               134            --           214,259
  Interest expense related to debt discount                    --              --              --              --         1,153,573
  Loss on disposal of property and equipment                   --              --              --              --             5,445
(Increase) decrease in:
  Trade accounts receivable                                  (7,847)          3,981          (7,847)           (144)         (7,847)
  Inventory                                                    --              --              --              --             6,048
  Other current assets                                       74,788            --            59,371            --           (76,984)
(Decrease) increase in:
  Accounts payable                                           16,574          29,871          40,086          41,425          15,314
  Interest payable to shareholders                            1,492          14,880           1,492         116,684       1,643,647
  Other accrued liabilities                                 (70,772)        (18,832)        (71,832)        (13,841)       (134,873)
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash used in operating activities                 (99,370)       (103,173)       (188,795)       (193,080)     (5,018,636)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          --              --              --              --          (125,649)
  Proceeds from sale of property and equipment                 --              --              --              --            17,030
  Advances to affiliates                                       --              --              --              --          (932,925)
  Purchase of notes receivable and security interest           --              --              --              --          (225,000)
  Cash received in acquisition                                 --            52,825            --            52,825         303,812
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash used in investing activities                    --            52,825            --            52,825        (962,732)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                        --           200,000            --           200,000         703,127
  Proceeds from notes payable to shareholders               127,500          80,000         127,500         160,000       5,017,254
  Proceeds from line of credit                                 --              --              --              --           299,505
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash provided by financing activities             127,500         280,000         127,500         360,000       6,019,886
                                                       ------------    ------------    ------------    ------------    ------------

Increase (decrease) in cash                                  28,130         229,652         (61,295)        219,745          38,518
Cash & cash equivalent at beginning of period                10,388             971          99,813          10,878            --
                                                       ------------    ------------    ------------    ------------    ------------
Cash & cash equivalent at end of period                $     38,518    $    230,623    $     38,518    $    230,623    $     38,518
                                                       ============    ============    ============    ============    ============


                                    (See accompanying notes to unaudited financial statements)


                                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                                                                       Cumulative
                                                                                                                          From
                                                                                                                       Inception
                                                                                                                       (March 15,
                                                         Three Months Ended                 Six Months Ended          1995) Through
                                                            December 31,                      December 31,            December 31,
                                                        2004             2003            2004              2003           2004
                                                   --------------    -------------   -------------    -------------   -----------
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
                  INFORMATION
Cash paid for:
  Interest                                         $         --      $        --     $        --      $        --     $    26,570
                                                   ==============    =============   =============    =============   ===========
Non-cash transactions:

Issuance of common stock for acquisition of
Display Group, LLC and Display Optics, Ltd. And
conversion of convertible debt                     $         --      $        --     $        --      $        --     $ 2,199,026
                                                   ==============    =============   =============    =============   ===========
Conversion of notes payable to stockholders to
common stock                                       $         --      $        --     $        --      $        --     $   550,000
                                                   ==============    =============   =============    =============   ===========
Conversion of interest payable on notes to notes
payable                                            $         --      $        --     $        --      $        --     $    12,354
                                                   ==============    =============   =============    =============   ===========
Retirement of shares in settlement                 $         --      $        --     $        --      $        --     $     1,402
                                                   ==============    =============   =============    =============   ===========
Extinguishment of debt                             $         --      $        --     $        --      $        --     $   328,785
                                                   ==============    =============   =============    =============   ===========
Acquired membership interest in Regent Theaters,
L.L.C. and Regent Releasing L.L.C                  $         --      $      50,000   $        --      $      50,000   $    50,000
                                                   ==============    =============   =============    =============   ===========
Conversion of Preferred Series C stock to
   to common stock                                 $         --      $       1,844   $        --      $       1,844   $     1,844
                                                   ==============    =============   =============    =============   ===========
Subscriptions for Preferred Series D stock         $         --      $     800,000   $        --      $     800,000   $   400,000
                                                   ==============    =============   =============    =============   ===========
Cancellation of Subscriptions for Preferred
   Series D stock                                  $         --      $        --     $    (325,000)   $        --     $  (325,000)
                                                   ==============    =============   =============    =============   ===========
Conversion of demand notes and accrued
   Interest to Preferred Series E stock            $         --      $   1,008,985   $        --      $   1,008,985   $ 1,008,985
                                                   ==============    =============   =============    =============   ===========
Conversion of convertible, redeemable
   Promissory notes, demand notes and accrued
   interest to Preferred Series F stock            $         --      $   4,549,015   $        --      $   4,549,015   $ 4,549,015
                                                   ==============    =============   =============    =============   ===========
Acquisition of 15,000,000 shares of Preferred
   Series D stock                                  $         --      $        --     $      75,000    $        --     $    75,000
                                                   ==============    =============   =============    =============   ===========
Issuance of 1,000,000 shares of Preferred
   Series D stock                                  $       25,000    $        --     $      25,000    $        --     $    25,000
                                                   ==============    =============   =============    =============   ===========
Deferred compensation related to issuance of
   shares of Preferred Series D stock              $      (24,866)   $        --     $     (24,866)   $        --     $   (24,866)
                                                   ==============    =============   =============    =============   ===========


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

     These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2004 as the notes to these interim financial statements omit certain information required for complete financial statements.


Note 2.  Subsequent Events

     Subsequent to December 31, 2004, the Company issued revolving convertible, redeemable promissory notes totaling $185,000 in exchange for demand notes totaling $127,500 and a new loan received subsequent to December 31, 2004 totaling $57,500. All of these revolving convertible, redeemable promissory notes were issued to shareholders.

Note 3.  Recent Pronouncements

FAS 123R Disclosure
-------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning July 1, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

General
-------

     In the fiscal quarter ended December 31, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. and Regent Releasing, L.L.C., from Regent Entertainment Partnership, L.P., of Dallas, Texas ("Regent Entertainment") by means of a Unit Purchase Agreement ("UPA") dated November 30, 2003. As a result, the Company had, at that time, shifted its primary focus to its newly acquired theater and theatrical releasing operations. After the Company re-assigned the membership interests of Regent Theaters, L.L.C. and Regent Releasing, L.L.C., back to Regent Entertainment on May 12, 2004, and effectively rescinded the UPA, its primary focus returned to its historical business of developing fiber optic display screen technology for video billboard and other display applications (the "Screen Business").


     After prolonged settlement negotiations between the Company and the various parties to the UPA and the Stock Purchase Agreement dated November 30, 2003 (the "SPA"), by settlement agreements dated July 1, 2004, Messrs. Jarchow, Colichman and Regent Entertainment (the "Regent Parties"), agreed with the Company, its officers, directors and the other parties to the SPA (the "ADTI Parties") to finally resolve all disputes between the Regent Parties and the ADTI Parties in exchange for the payment by the Company of $75,001 to the Regent Parties and the return of the Series D Preferred shares held by the Regent Parties to the Company. In October 2004, the Company paid $75,001 to the Regent Parties in full and final settlement of the SPA and the UPA, the Company's business focus returned to the historical Screen Business.

     During the six months ended December 31, 2004, the Company's efforts were primarily directed toward negotiating and finalizing the settlement and disposition of the theater operations, exploring potential new business opportunities relating to the Company's fiber optic and other display technologies, and continuing to seek additional sources of capital for operations.

     Effective December 1, 2004, the Company entered into an Executive Employment Agreement with John W. Temple, one of the Company's Directors, appointing him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis, subject to a probationary period through February 28, 2005 (the "Agreement"). The Agreement also provides that Mr. Temple will cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. With the employment of Mr. Temple, the current principal business of the Company is the sales and marketing of various large screen display technologies including, plasma, LCD, projection, fiber optic and LED for out of home advertising and large screen display signage applications. In addition, the Agreement with Mr. Temple provides that he will be granted 6,000,000 shares of the Company's Series D Convertible Preferred Stock (the "Shares"), 1,000,000 shares effective December 1, 2004, and 500,000 Shares each month thereafter until fully granted. The number of Shares granted are subject to reduction, including the first installment, based on net sales revenues generated by Mr. Temple for the Company through December 31, 2005 as described in the Agreement. Also, Mr. Temple will be granted options to purchase 1,680,000 shares of the Company's Common Stock exercisable at $0.03 per share vesting at the rate of 120,000 shares every three months beginning April 1, 2005. Mr. Temple is entitled to receive sales incentives equal to 3% of the gross sales revenues directly generated by his sales efforts or his outside sales network, less any outside sales commissions, finder's fees, or other sales incentives paid to third parties (including commissions or sales incentives paid to any inside sales force of the Company). The payment of the sales incentive will terminate on the earlier of the vesting of the 6,000,000 shares of Series D Preferred Stock or December 31, 2005.

     Mr. Temple's employment is subject to a probationary period through February 28, 2005. If during the probationary period, the Board of Directors, excluding Mr. Temple, determines that Mr. Temple is unfit in any manner to continue his employment, the Company will return to Mr. Temple all sales commission revenues received by it on account of his efforts and sales of certain licensed technologies, less all commissions paid to Mr. Temple or others, all salaries and benefits paid to him, expenses, and all costs of sales and other direct sales expenses of the Company incurred in connection with those sales revenues. Mr. Temple would also be required to return all stock compensation and stock options granted to him and the Company would be required to return the contributed intangible assets it possessed at the time of termination. Upon completion of the probationary period, Mr. Temple and the Company will enter into a definitive licensing agreement granting the Company an exclusive and perpetual worldwide license for all Mr. Temple's prior inventions and intellectual property for which Mr. Temple will receive royalties.

     If the Company terminates Mr. Temple's employment for death, disability or cause, as defined in the Agreement, he or his estate or beneficiary, as the case may be, will receive his pro rata salary through the date of such termination but not any individual bonuses or individual incentive compensation not yet due to Mr. Temple at the date of such termination. In the case of an involuntary termination, death or disability, Mr. Temple is entitled to receive a pro rata annual incentive payment through the date of such termination and he shall become fully vested in specific grants or awards made or awarded under a long term incentive plan maintained by the Company. If Mr. Temple terminates his employment relationship with the Company he will be entitled to his pro rata salary through the date of termination, but he will not be entitled to any individual bonuses or incentive compensation. If Mr. Temple's employment is terminated by the Board without cause after the probationary period and prior to the end of the initial three year term, an involuntary termination, he is entitled to receive 125% of his then monthly base salary as if employment had continued for the full term. Mr. Temple also agreed to certain non-competition obligations until December 31, 2008 unless he is terminated prior to the end of his probationary period.

     There can be no assurance that the Company will be successful in raising capital, finding new business opportunities or that the sales generated as a result of hiring Mr. Temple will be sufficient to sustain the Company's operating expenses. If the Company is not successful in these endeavors, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in a liquidation.

Results of Operations
---------------------

     For the fiscal quarter and six months ended December 31, 2004, the Company reported net losses of ($115,011) and ($212,743), respectively, as compared to net losses of ($179,809) and ($385,281) for the same periods in 2003. The decrease in net loss for the quarter and six months ended December 31, 2004 from 2003 is primarily due to: 1) a decrease in interest expense of approximately $13,400 and $115,200, respectively, resulting from the conversion of the Company's outstanding debt, and 2) losses from the discontinued theater operations of approximately $40,500 in 2003.

     As of the date of this report, the Company remains in the development stage, as it has not generated significant revenues from continuing operations.

     The Company reported revenues of $13,442 for the quarter and six months ended December 31, 2004 from the sale of screen systems resulting from the employment of Mr. Temple, the Company's new Executive Vice President of Sales and Marketing, in December 2004. Cost of sales of $12,372 resulted in gross profit of $1,070 for the same periods. The Company had no screen system revenues to report for the quarter and six months ended December 31, 2003.

     The Company reported general and administrative expenses of $114,612 and $212,379 for the quarter and six months ended December 31, 2004, compared to $124,517 and $228,185 for the same periods in 2003. The decrease of approximately $16,000 for the six month period is primarily due to reduced salaries and related benefits resulting from a decrease in staff following the disposition of the theater businesses.

     Interest expense decreased from $116,685 for the six month period ended December 31, 2003 to $1,492 for the same period in 2004 primarily due to the conversion of the Company's outstanding debt to shares of preferred stock during the six months ended December 31, 2003. The interest reported in 2004 relates to new loans received in the quarter ended December 31, 2004 totaling $127,500.

     During the quarter and six month period ended December 31, 2003, the Company reported losses from the discontinued theater operations of $40,494.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At December 31, 2004, the Company reported negative net worth of $324,870 and negative working capital of $328,836. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes it has sufficient working capital to fund the Company's operations through the third quarter of the current fiscal year. Management also believes, however, that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

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

     During the fiscal quarter ended December 31, 2004, the Company received $75,000 on account of prior unpaid subscriptions for Series D Preferred Stock. Cash flows from financing activities for the six months ended December 31, 2004 consisted of the issuance of 10% demand notes to shareholders totaling $127,500. These cash flows have been used for general operating expenses. Subsequent to December 31, 2004, the Company issued revolving convertible, redeemable promissory notes totaling $185,000 in exchange for these demand notes and a new loan received subsequent to December 31, 2004 totaling $57,500.

     Cash flows from financing activities for the six months ended December 31, 2003 consisted of the issuance of 10% demand notes to shareholders totaling $160,000, and $200,000 in proceeds from the sale of equity in connection with the Company's reorganization. Substantially all of these funds were used for one month of theater operating expenses, professional fees, and for general corporate administrative expense.

     At December 31, 2004, the Company reported current assets of $66,864 and a working capital deficit. Current liabilities exceeded current assets by $328,836. At December 31, 2004, current liabilities consisted of notes to shareholders of $127,500, trade payables of $226,005 and accrued expenses of $42,195 that were incurred primarily for business development and operating costs. Management intends to negotiate settlement on approximately $54,000 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company continues to dispute approximately $91,000 in engineering fees claimed by the contractor.

     There can be no assurance that the Company will be successful in raising short-term debt or permanent capital or producing revenue from operations. If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets. It is extremely unlikely that there would be any funds or property available for distribution to shareholders in a liquidation.

                           Forward Looking Statements
                           --------------------------

     Certain statements contained herein constitute "forward looking statements." Such forward looking statements include, without limitation, statements regarding the Company's anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital or to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise

     Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2004 or other subsequent reports filed with the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended December 31, 2004, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
------------------------------------------------

     During the fiscal quarter ended December 31, 2004, the Company received $75,000 in unpaid subscriptions for Series D Preferred Stock for the offering reported in the Company's Form 10-QSB for the quarter ended December 31, 2003. Also during the quarter, the Company issued 1,000,000 shares of its Series D Preferred Stock to a new executive officer, Mr. John W. Temple, which are subject to vesting.

     The offer and sale of the Series D Preferred Stock, and the underlying shares of Common Stock into which the Series D are convertible, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a) Exhibits
         --------

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

                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (Registrant)




Date: February 22, 2005                      /s/ Matthew W. Shankle
                                             -----------------------------------
                                             Matthew W. Shankle
                                             President, Chief Executive and
                                             Financial Officer