Form 10QSB
period 2005-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2005-05-16
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

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

As of May 13, 2005, the Company had 25,618,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (unaudited)
             March 31, 2005 and June 30, 2004.................................1

         Consolidated Statements of Operations (unaudited)
             Three and nine months ended March 31, 2005 and 2004..............2

         Consolidated Statements of Cash Flows (unaudited)
             Three and nine months ended March 31, 2005 and 2004............3-4

         Notes to Consolidated Financial Statements (unaudited)...............5

Item 2.  Management's Discussion and Analysis or Plan of Operations.........6-9

             General........................................................6-7
             Results of Operations..........................................7-8
             Liquidity and Resources........................................8-9
             Forward Looking Statements.......................................9

Item 3.  Controls and Procedures.............................................10



                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 6.  Exhibits............................................................11

         Signatures..........................................................12


                                         PART 1. FINANCIAL INFORMATION
Item 1.
                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                                 BALANCE SHEETS
                                                  (Unaudited)
                                                                                        March 31,       June 30,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                     ASSETS
                                                     ------
CURRENT ASSETS:
     Cash                                                                             $      3,288    $     99,813
     Preferred subscriptions receivable                                                       --            75,000
     Trade accounts  receivable                                                              6,598            --
     Vendor deposits                                                                       121,116            --
     Other current assets                                                                   20,287           4,870
                                                                                      ------------    ------------
         Total current assets                                                              151,289         179,683

PROPERTY AND EQUIPMENT, NET                                                                  9,352           6,510
                                                                                      ------------    ------------

         TOTAL ASSETS                                                                 $    160,641    $    186,193
                                                                                      ============    ============

                                      LIABILITIES AND SHAREHOLDERS'DEFICIT
                                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable
         Trade                                                                        $    106,821    $     63,417
         Related party                                                                     135,433         122,502
     Convertible, redeemable promissory notes payable-related party                        185,000            --
     Accrued interest-related parties                                                        5,781            --
     Customer deposits                                                                     130,223            --
     Other accrued liabilities                                                              46,771          37,535
                                                                                      ------------    ------------
         Total current liabilities                                                         610,029         223,454

LONG-TERM LIABILITIES:
     Capital lease obligations                                                               3,085            --
                                                                                      ------------    ------------
         Total long-term liabilities                                                         3,085            --
                                                                                      ------------    ------------

         Total liabilities                                                                 613,114         223,454

STOCKHOLDERS' DEFICIT:
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized,
         28,000,000 and 60,000,000 shares issued and 25,500,000 and 21,000,000 outstanding at March 31, 2005 and June 30, 2004, respectively
         (liquidation preference of $446,667)                                               28,000          60,000
     Preferred Series E stock, $.001 par value, 1,008,985 shares authorized,
         1,008,985 shares issued and outstanding (liquidation preference of
         $1,008,895)                                                                         1,009           1,009
     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized,
         4,549,015 shares issued and outstanding (liquidation preference of
         $4,549,015)                                                                         4,549           4,549
     Preferred subscriptions receivable                                                       --          (325,000)

     Common stock, $.001 par value, 100,000,000 shares authorized, 25,618,177
         issued and outstanding at March 31, 2005 and June 30, 2004                         25,619          25,619

     Additional paid-in capital                                                         10,718,212      10,936,212
     Deferred compensation                                                                (149,712)           --
     Deficit accumulated during the development stage                                  (11,080,150)    (10,739,650)
                                                                                      ------------    ------------
         Total Shareholders' Deficit                                                      (452,473)        (37,261)
                                                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                           $    160,641    $    186,193
                                                                                      ============    ============


                           (See accompanying notes to unaudited financial statements)


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (A Development Stage Company)
                                                STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                                                                                                 Cumulative
                                                                                                                    From
                                                                                                                  Inception
                                                                                                                 (March 15,
                                                     Three Months Ended              Nine Months Ended         1995) Through
                                                         March 31,                       March 31,                March 31,
                                                ----------------------------    ----------------------------    ------------
                                                    2005            2004            2005            2004            2005
                                                ------------    ------------    ------------    ------------    ------------
REVENUE
     Consulting revenue                                 --              --              --              --            30,200
     Screen system sales                              12,448            --            25,890            --            25,890
                                                ------------    ------------    ------------    ------------    ------------
          Total revenue                               12,448            --            25,890            --            56,090

COST OF GOODS SOLD                                    11,216            --            23,588            --            23,588
                                                ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                           1,232            --             2,302            --            32,502

COSTS AND EXPENSES:
     General and administrative                      124,721         154,759         337,100         382,945       4,542,396
     Research and development                           --              --              --              --         3,946,662
                                                ------------    ------------    ------------    ------------    ------------
          Total costs and expenses                   124,721         154,759         337,100         382,945       8,489,058
                                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (123,489)       (154,759)       (334,798)       (382,945)     (8,456,556)

OTHER INCOME (EXPENSE):
     Related party interest income                      --              --              --              --           162,761
     Other interest income                                21             374              79             457           8,702
     Settlement income                                  --              --              --              --           295,187
     Other income                                       --              --              --              --               550
     Impairment of intangible asset                     --              --              --              --          (451,492)
     Interest expense - related parties               (4,289)           --            (5,781)       (116,685)     (2,874,461)
                                                ------------    ------------    ------------    ------------    ------------
          Total other income (expense)                (4,268)            374          (5,702)       (116,228)     (2,858,753)
                                                ------------    ------------    ------------    ------------    ------------

LOSS BEFORE  DISCONTINUED
  OPERATIONS AND EXTRAORDINARY GAIN             $   (127,757)   $   (154,385)   $   (340,500)   $   (499,173)   $(11,315,309)
                                                ------------    ------------    ------------    ------------    ------------

Loss from discontinued operations                       --           (83,913)           --          (124,407)       (202,278)
Gain on disposal of discontinued operations             --              --              --              --           108,652
                                                ------------    ------------    ------------    ------------    ------------

LOSS BEFORE  EXTRAORDINARY GAIN                 $   (127,757)   $   (238,298)   $   (340,500)   $   (623,580)   $(11,408,935)
                                                ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
   EXTINGUISHMENT OF DEBT                               --              --              --              --           328,785
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $   (127,757)   $   (238,298)   $   (340,500)   $   (623,580)   $(11,080,150)
                                                ============    ============    ============    ============    ============

   ACCRUED PERFERRED SERIES E DIVIDEND               (12,612)        (12,612)        (37,836)        (16,816)        (67,264)
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      $   (140,369)   $   (250,910)   $   (378,336)   $   (640,396)   $(11,147,414)
                                                ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
     (BASIC AND DILUTIVE):
      Loss before discontinued operations and
            extraordinary gain                  $       --      $       (.01)   $       (.01)   $       (.03)
      Loss on discontinued operations                   --              --              --              --
                                                ------------    ------------    ------------    ------------
      Loss before extraordinary gain            $       --      $       (.01)   $       (.01)   $       (.03)
      Extraordinary gain                                --              --              --              --
                                                ------------    ------------    ------------    ------------
      Net loss                                  $       --      $       (.01)   $       (.01)   $       (.03)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                          25,618,177      24,388,908      25,618,177      24,081,592
                                                ============    ============    ============    ============


                               (See accompanying notes to unaudited financial statements)


                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                                                         Cumulative
                                                                                                                            From
                                                                                                                         Inception
                                                                                                                        (March 15,
                                                            Three Months Ended              Nine Months Ended         1995) Through
                                                                 March 31,                       March 31,               March 31,
                                                           2005            2004            2005            2004            2005
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $   (127,757)   $   (238,298)   $   (340,500)   $   (623,580)   $(11,080,150)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Loss from discontinued operations                            --            83,913            --           124,407         202,278
  Gain on disposition of discontinued operations               --              --              --              --          (108,652)
  Gain on debt forgiven                                        --              --              --              --          (328,785)
  Acquired research and development expense                    --              --              --              --         2,536,494
  Impairment of intangible asset                               --              --              --              --           451,492
  Depreciation and amortization                               1,317           1,270           3,861           3,954         288,665
  Amortization of deferred merger costs                        --              --              --              --            75,000
  Stock and stock option compensation expense                   154            --               288            --           214,413
  Interest expense related to debt discount                    --              --              --              --         1,153,573
  Loss on disposal of property and equipment                   --              --              --              --             5,445
(Increase) decrease in:
  Trade accounts receivable                                   1,249            --            (6,598)           --            (6,598)
  Inventory                                                    --              --              --              --             6,048
  Vendor deposits                                          (121,116)           --          (121,116)           --          (121,116)
  Other current assets                                          212          14,143          59,583          13,999         (76,772)
(Decrease) increase in:
  Accounts payable                                           16,249         (83,792)         56,335         (42,367)         31,563
  Interest payable to shareholders                            4,289            --             5,781         116,685       1,647,936
  Customer deposits                                         130,223            --           130,223            --           130,223
  Other accrued liabilities                                   2,920        (128,478)        (68,912)       (137,420)       (131,953)
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash used in operating activities                 (92,260)       (351,242)       (281,055)       (544,322)     (5,110,896)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          --              (731)           --              (731)       (125,649)
  Proceeds from sale of property and equipment                 --              --              --              --            17,030
  Advances to affiliates                                       --              --              --              --          (932,925)
  Purchase of notes receivable and security interest           --              --              --              --          (225,000)
  Cash received in acquisition                                 --              --              --            52,825         303,812
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash used in investing activities                    --              (731)           --            52,094        (962,732)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                        --           400,000            --           600,000         703,127
  Proceeds from notes payable to shareholders                57,500            --           185,000         160,000       5,074,754
  Proceeds from line of credit                                 --              --              --              --           299,505
  Principal payments on leased equipment                       (470)           --              (470)           --              (470)
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash provided by financing activities              57,030         400,000         184,530         760,000       6,076,916
                                                       ------------    ------------    ------------    ------------    ------------

Increase (decrease) in cash                                 (35,230)         48,027         (96,525)        267,772           3,288
Cash & cash equivalent at beginning of period                38,518         230,623          99,813          10,878            --
                                                       ------------    ------------    ------------    ------------    ------------
Cash & cash equivalent at end of period                $      3,288    $    278,950    $      3,288    $    278,650    $      3,288
                                                       ============    ============    ============    ============    ============


                                   (See accompanying notes to unaudited financial statements)


                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                              Cumulative
                                                                                                                From
                                                                                                              Inception
                                                                                                              (March 15,
                                                       Three Months Ended            Nine Months Ended      1995) Through
                                                            March 31,                    March 31,             March 31,
                                                       2005           2004          2005           2004          2005
                                                   -----------    -----------   -----------    -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
   Interest                                        $      --      $      --     $      --      $      --     $    26,570
                                                   ===========    ===========   ===========    ===========   ===========
Non-cash transactions:
Issuance of common stock for acquisition of
   Display Group, LLC and Display Optics, Ltd.
   And conversion of convertible debt              $      --      $      --     $      --      $      --     $ 2,199,026
                                                   ===========    ===========   ===========    ===========   ===========
Conversion of notes payable to stockholders to
   common stock                                    $      --      $      --     $      --      $      --     $   550,000
                                                   ===========    ===========   ===========    ===========   ===========
Conversion of interest payable on notes to notes
payable                                            $      --      $      --     $      --      $      --     $    12,354
                                                   ===========    ===========   ===========    ===========   ===========
Retirement of shares in settlement                 $      --      $      --     $      --      $      --     $     1,402
                                                   ===========    ===========   ===========    ===========   ===========
Extinguishment of debt                             $      --      $      --     $      --      $      --     $   328,785
                                                   ===========    ===========   ===========    ===========   ===========
Acquired membership interest in Regent Theaters,
   L.L.C. and Regent Releasing L.L.C               $      --      $      --     $      --      $    50,000   $    50,000
                                                   ===========    ===========   ===========    ===========   ===========
Conversion of Preferred Series C stock to
   to common stock                                 $      --      $      --     $      --      $     1,844   $     1,844
                                                   ===========    ===========   ===========    ===========   ===========
Subscriptions for Preferred Series D stock         $      --      $      --     $      --      $   800,000   $   400,000
                                                   ===========    ===========   ===========    ===========   ===========
Cancellation of Subscriptions for Preferred
   Series D stock                                  $      --      $      --     $  (325,000)   $      --     $  (325,000)
                                                   ===========    ===========   ===========    ===========   ===========
Conversion of demand notes and accrued
   Interest to Preferred Series E stock            $      --      $      --     $      --      $ 1,008,985   $ 1,008,985
                                                   ===========    ===========   ===========    ===========   ===========
Conversion of convertible, redeemable
   Promissory notes, demand notes and accrued
   interest to Preferred Series F stock            $      --      $      --     $      --      $ 4,549,015   $ 4,549,015
                                                   ===========    ===========   ===========    ===========   ===========
Acquisition of 15,000,000 shares of Preferred
   Series D stock                                  $      --      $      --     $    75,000    $      --     $    75,000
                                                   ===========    ===========   ===========    ===========   ===========
Issuance of 1,000,000 shares of Preferred
   Series D stock for deferred compensation        $      --      $      --     $    25,000    $      --     $    25,000
                                                   ===========    ===========   ===========    ===========   ===========
Deferred compensation related to issuance of
   shares of Preferred Series D stock              $      --      $      --     $   (24,866)   $      --     $   (24,866)
                                                   ===========    ===========   ===========    ===========   ===========
Issuance of 1,500,000 shares of Preferred
   Series D stock for deferred compensation        $   125,000    $      --     $   125,000    $      --     $   125,000
                                                   ===========    ===========   ===========    ===========   ===========
Deferred compensation related to issuance of
   shares of Preferred Series D stock              $  (124,846)   $      --     $  (124,846)   $      --     $  (124,846)
                                                   ===========    ===========   ===========    ===========   ===========


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


Note 2. Subsequent Events

     Subsequent to March 31, 2005, the Company issued revolving convertible, redeemable promissory notes totaling $215,000. All of these revolving convertible, redeemable promissory notes were issued to shareholders.

Note 3. Recent Pronouncements

FAS 123R Disclosure
-------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for the Company for interim or annual periods beginning after July 1, 2006, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning July 1, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

General
-------

     In the fiscal quarter ended December 31, 2003, the Company operated Regent Theaters, L.L.C. and Regent Releasing, L.L.C., which were acquired from Regent Entertainment Partnership, L.P., of Dallas, Texas ("Regent Entertainment") by means of a Unit Purchase Agreement ("UPA") dated November 30, 2003. As a result, the Company had, at that time, shifted its primary focus to its then newly acquired theater and theatrical releasing operations. Notwithstanding the changed focus, however, the Company continued its historical business of developing fiber optic display screen technology for video billboard and other display applications. After the Company re-assigned the membership interests of Regent Theaters, L.L.C. and Regent Releasing, L.L.C. back to Regent Entertainment on May 12, 2004, and effectively rescinded the UPA, its primary focus returned to its historical business of developing fiber optic display screen technology for video billboard and other display applications (the "Screen Business").

     During the nine-month period ended March 31, 2005, the Company was engaged in sales and marketing efforts for the large screen display products offered by the Company, acquiring rights to proprietary and patented Light Emitting Diode
(LED) display technologies, exploring potential new business opportunities relating to the Company's proprietary fiber optic and LED display technologies, continuing to seek additional sources of capital for operations, and finalizing the disposition of the theater operations.

     Effective February 28, 2005, the Company entered into a definitive Technology License Agreement with the Company's Executive Vice President of Sales and Marketing and a member of the Company's Board of Directors, John Temple ("Employee") and certain entities controlled by him irrevocably granting the Company an exclusive worldwide, perpetual and irrevocable license for all of their prior inventions, trade secrets and intellectual property of, concerning, or related to the technology known as the "PMV" and the "UltraNet" Light Emitting Diode (LED) display technologies, including but not limited to all patents, patent applications, trademarks, copyrights, know how and any other confidential or proprietary information (the "Licensed Technology"). As compensation, the Company agreed to pay a royalty equal to four percent (4%) of the gross revenues received for sales of products utilizing the Licensed Technology, except that the Company shall have the right to set off against any payment of the Royalty any funds expended by the Company in development, engineering, legal, marketing and other costs of the products and/or technologies from which the Royalty is derived prior to being obligated to pay any Royalty to Employee.

     On December 1, 2004, the Company had entered into an Executive Employment Agreement with Mr. Temple, appointing him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis, subject to a probationary period through February 28, 2005, and providing that Mr. Temple would cause all pending or future business previously conducted by him to inure to the benefit of the Company . Effective February 28, 2005 Mr. Temple successfully completed the probationary period. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. Mr. Temple's employment permitted the Company to expand the principal business of the Company to include the sales and marketing of a variety of large screen display technologies including, plasma, LCD, projection, fiber optic and LED for out of home advertising and large screen display signage applications.

     During the period ended March 31, 2005, the Company sold some large screen display products to customers and realized modest revenues from such sales. During this period, the Company continued its sales and marketing efforts for its proprietary fiber optic and LED technologies. As a result of these promising efforts, after March 31, 2005, the Company raised additional capital for operations and for the cost of building prototypes of its proprietary fiber optic and LED large screen display technologies to facilitate future sales and marketing demonstration purposes.

     There can be no assurance that the Company will be successful in generating enough revenue from sales to sustain the Company's operating expenses or, in the absence of such revenue, raising additional capital to fund operating losses, finding and successfully exploiting new business opportunities or marketing its proprietary fiber optic and LED technologies. If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such a liquidation.


Results of Operations
---------------------

     For the fiscal quarter and nine months ended March 31, 2005, the Company reported net losses of ($127,757) and ($340,500), respectively, as compared to net losses of ($238,298) and ($623,580) for the same periods in 2004. The decrease in net loss for the quarter and nine months ended March, 2005 from 2004 is primarily due to (1) a decrease in general and administrative expenses of approximately $30,000 and $46,000, respectively, primarily attributable to a decrease in staff on account of the disposition of the theater assets partially offset by higher management salaries from the employment of Mr. Temple; (2) losses from the discontinued theater operations of approximately $83,900 and $124,400 for the quarter and nine months ended March 31, 2004, respectively; and, (3)for the nine month period, a decrease in interest expense of approximately $111,000 resulting from the conversion of the Company's outstanding debt.

     As of the date of this report, the Company remains in the development stage, as it has not generated significant revenues from continuing operations.

     The Company reported revenues of $12,448 and $25,890 for the quarter and nine months ended March 31, 2005 from the sale of screen systems resulting from the employment of Mr. Temple, the Company's new Executive Vice President of Sales and Marketing, in December 2004. Cost of sales of $11,216 and $23,588 resulted in gross profit of $1,232 and $2,302 for the same periods, respectively. The Company had no screen system revenues in the nine months ended March 31, 2004.

     The Company reported general and administrative expenses of $124,721 and $337,100 for the quarter and nine months ended March 31, 2005, compared to $154,759 and $382,945 for the same periods in 2004. The decrease of approximately $46,000 for the nine month period is primarily due to (1) reduced salaries and related benefits resulting from a decrease in staff following the disposition of the theater businesses, partially offset by Mr. Temple's salary; and (2) reduced legal and accounting fees resulting from more complex reporting for the periods in 2004 due to the inclusion of the theater operations.

     Interest expense decreased from $116,685 for the nine month period ended March 31, 2004 to $5,781 for the same period in 2004 primarily due to the conversion of the Company's outstanding debt to shares of preferred stock during the nine months ended March 31, 2004. The interest reported for the quarter and nine months ended March 31, 2005 relates to new loans received in the six months ended March 31, 2005 totaling $185,000.

     During the quarter and nine-month periods ended March 31, 2004, the Company reported losses from the discontinued theater operations of $83,913 and $124,407, respectively.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At March 31, 2005, the Company reported negative net worth of $452,473 and negative working capital of $458,740. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes it has sufficient working capital to fund the Company's operations through the fourth quarter of the current fiscal year. Management also believes, however, that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

     If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors. The Company's management believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements, should be adequate to meet the Company's obligations and commitments, and would then enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce or cease its operations or even liquidate entirely.

     During the nine months ended March 31, 2005, the Company received $75,000 from subscriptions for Series D Preferred Stock. Cash flows from financing activities for the nine months ended March 31, 2005 consisted of the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $185,000. These cash flows have been used for general operating expenses. Subsequent to March 31, 2005, the Company issued revolving convertible, redeemable promissory notes totaling $215,000 to two shareholders.

     Cash flows from financing activities for the nine months ended March 31, 2004 consisted of the issuance of 10% demand notes to shareholders totaling $160,000, and $600,000 in proceeds from the sale of equity in connection with the Company's reorganization. Substantially all of these funds were used for four months of theater operating expenses, professional fees, and for general corporate administrative expense.

     At March 31, 2005, the Company reported current assets of $151,289 and a working capital deficit. Current liabilities exceeded current assets by $458,740. At March 31, 2005, current liabilities consisted of: 1) notes to shareholders with accrued interest of $190,781; 2) customer deposits totaling $130,223; and, 3) trade payables and accrued expenses of $242,254 and $46,771, respectively, that were incurred primarily for business development and operating costs. Management intends to negotiate settlement on approximately $54,000 of very old payables and accrued expenses by payment of a reduced amount in cash or by issuance of shares of the Company's Common Stock. Also, due to inadequacies in certain product design and development by a contracted engineering firm, the Company continues to dispute approximately $91,000 in engineering fees claimed by the contractor.

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

                           Forward Looking Statements
                           --------------------------

     Certain statements contained herein constitute "forward looking statements". Such forward looking statements include, without limitation, statements regarding the Company's anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital or to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise

     Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2004 or other subsequent reports filed with the Securities and Exchange Commission.

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended March 31, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
------------------------------------------------

     During the quarter, the Company issued 1,500,000 shares of its Series D Preferred Stock to an executive officer, Mr. John W. Temple, which are subject to vesting.

     The offer and sale of the Series D Preferred Stock, and the underlying shares of Common Stock into which the Series D are convertible, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder.


Item 6. EXHIBITS
----------------

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

                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                           (Registrant)




Date: May 16, 2005                         /s/ Matthew W. Shankle
                                           -------------------------------------
                                           Matthew W. Shankle
                                           President, Chief Executive and
                                           Financial Officer