Form 10KSB
period 2005-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2005-10-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

                         Commission File Number 0-15224

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                     Colorado                        84-0969445
                     --------                        ----------
             (State of incorporation)      (I.R.S. Identification No.)

            7334 South Alton Way, Suite F, Centennial, Colorado 80112
            ---------------------------------------------------------
               (Address of principle executive offices) (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The issuer's reported consulting, interest and other income for the fiscal year ended June 30, 2005 was $104,066.

     The aggregate market value of the 7,539,803 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 16, 2005 was $312,902. As of September 16, 2005, the registrant had outstanding 25,618,177 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.     BUSINESS.........................................................1

Item 2.     DESCRIPTION OF PROPERTY..........................................6

Item 3.     LEGAL PROCEEDINGS................................................6

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............6

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS......................................7

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION.........................................7

Item 7.     FINANCIAL STATEMENTS............................................12

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................12

Item 8A.    CONTROLS AND PROCEDURES.........................................12

Item 8B.    OTHER INFORMATION...............................................12

                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT...............................12

Item 10.    EXECUTIVE COMPENSATION..........................................14

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................16

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................18

Item 13.    EXHIBITS........................................................19

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................21

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

Product and Technologies
------------------------

     Since inception, ADTI has developed large screen fiber optic displays (the "Screen") and their associated manufacturing processes for various industries and applications. The Screen may utilize a variety of projection light sources which project images into the Screen's matrix bundle of collated optical fibers which in turn, transmit, magnify, and display the correlative image segments onto the viewable face of the Screen. The Screen is essentially a high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.

     In the fiscal year ended June 30, 2005, the Company acquired the rights for two proprietary Light Emitting Diode (LED) technologies trade named "PMV" and "UltraNet". These LED technologies are specifically designed for very large format out-of-home advertising displays in excess of 14ft. x 48ft. These technologies are protected by patents and patents pending on file in the United States Patent and Trade Office, various patent offices around the world and through the Patent Cooperation Treaty covering most of the industrialized nations.

     While the Company's fiber optic Screen business has been commercially unsuccessful for more than twenty years, management believes that the Company's new focus on specifically developing and channeling its new stable of proprietary display products to the out-of-home advertising industry could create commercial opportunities for the Company's technologies.

Current Developments
--------------------

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

     During the fiscal year ended June 30, 2005, the Company was engaged in sales and marketing efforts for the large screen display products offered by the Company, acquiring rights to proprietary and patented Light Emitting Diode (LED) display technologies, exploring potential new business opportunities relating to the Company's proprietary fiber optic and LED display technologies, continuing to seek additional sources of capital for operations, and finalizing the disposition of the theater operations.

     Effective February 28, 2005, the Company entered into a definitive Technology License Agreement with the Company's Executive Vice President of Sales and Marketing and a member of the Company's Board of Directors, John Temple ("Employee") and certain entities controlled by him irrevocably granting the Company an exclusive worldwide, perpetual and irrevocable license for all of their prior inventions, trade secrets and intellectual property of, concerning, or related to the technology known as the "PMV" and the "UltraNet" Light Emitting Diode (LED) display technologies, including but not limited to all patents, patent applications, trademarks, copyrights, know how and any other confidential or proprietary information (the "Licensed Technology"). As compensation, the Company agreed to pay a royalty equal to four percent (4%) of the gross revenues received for sales of products utilizing the Licensed Technology, except that the Company has the right to set off against any payment of the Royalty any funds expended by the Company in development, engineering, legal, marketing and other costs of the products and/or technologies from which the Royalty is derived prior to being obligated to pay any Royalty to Employee. Royalty payments are perpetual, without regard to Mr. Temple's employment with the Company.

     On December 1, 2004, the Company entered into an Executive Employment Agreement with Mr. Temple, appointing him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis, subject to a probationary period through February 28, 2005, and providing that Mr. Temple would cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. In addition, the Agreement with Mr. Temple provides that he will be granted 6,000,000 shares of the Company's Series D Convertible Preferred Stock (the "Shares"), 1,000,000 shares effective December 1, 2004, and 500,000 Shares each month thereafter until fully granted. The number of Shares granted are subject to reduction, including the first installment, based on net sales revenues generated by Mr. Temple for the Company through December 31, 2005 as described in the Agreement. Also, Mr. Temple will be granted options to purchase 1,680,000 shares of the Company's Common Stock exercisable at $0.03 per share vesting at the rate of 120,000 shares every three months beginning April 1, 2005, if approved by the Board of Directors. Mr. Temple is entitled to receive sales incentives equal to 3% of the gross sales revenues directly generated by his sales efforts or his outside sales network, less any outside sales commissions, finder's fees, or other sales incentives paid to third parties (including commissions or sales incentives paid to any inside sales force of the Company). The payment of the sales incentive will terminate on the earlier of the vesting of the 6,000,000 shares of Series D Preferred Stock or December 31, 2005. At June 30, 2005, 4,000,000 shares of Series D Preferred Stock had been granted to Mr. Temple, of which 110,095 shares had vested.

     If the Company terminates Mr. Temple's employment for death, disability or cause, as defined in the Agreement, he or his estate or beneficiary, as the case may be, will receive his pro rata salary through the date of such termination but not any individual bonuses or individual incentive compensation not yet due to Mr. Temple at the date of such termination. In the case of an involuntary termination, death or disability, Mr. Temple is entitled to receive a pro rata annual incentive payment through the date of such termination and he shall become fully vested in specific grants or awards made or awarded under a long term incentive plan maintained by the Company. If Mr. Temple terminates his employment relationship with the Company he will be entitled to his pro rata salary through the date of termination, but he will not be entitled to any individual bonuses or incentive compensation. If Mr. Temple's employment is terminated by the Board without cause prior to the end of the initial three year term, an involuntary termination, he is entitled to receive 125% of his then monthly base salary as if employment had continued for the full term. Mr. Temple also agreed to certain non-competition obligations until December 31, 2008.

     Mr. Temple's employment, which has been continued past the probationary period, could permit the Company to expand the principal business of the Company to include consulting, sales and marketing of a variety of large screen display technologies including, plasma, LCD, projection, fiber optic and LED for out of home advertising and large screen display signage applications.

     During the fiscal year ended June 30, 2005, the Company acted in the capacity of consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. During this period, the Company continued its sales and marketing efforts for its proprietary fiber optic and LED display technologies. As a result of these efforts, the Company raised additional capital for operations and for the cost of building prototypes of its proprietary fiber optic and UltraNet LED large screen display technologies to facilitate future sales and marketing demonstration purposes.

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

Research and Development
------------------------

     Due to the Company's limited capital resources, the costs and effort involved in the recruitment of Mr. Temple and the focus on new sales efforts after his arrival, there were no research and development expenditures for the fiscal year ended June 30, 2005. Subsequent to year end, however, the Company has resumed some research and development activities, primarily related to assembly process development for the Company's fiber optic screens and product development efforts for the Company's UltraNet LED large format display screen technology. Due to the Company's focus on the theater operations during the fiscal year ended June 30, 2004, there were no research and development expenditures reported for that year.

     Although manufacturing has not been material to the Company's operations to date, during the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated a prototype machine to study a new proprietary manufacturing process. Because of a lack of funding to support these studies in the fiscal years ended June 30, 2004 and 2003, the Company was forced to suspend its efforts to develop a commercially viable manufacturing process for its technology.

     During the fiscal year ended June 30, 2005, the Company reinitiated the manufacturing development program to enable commercial assembly of its fiber optic screen products. Subsequent to year end, the Company believes it may have developed some proprietary, commercially viable, manufacturing processes and has utilized such processes to build two large format prototypes of its fiber optic screen technology. However, this process has not yet been tested in a commercial environment.

     During the fiscal year ended June 30, 2005, the Company engaged in product development efforts for its proprietary UltraNet LED screen technology. During this period the Company, in conjunction with an established LED screen manufacturer, initiated a product development program to prototype the Company's proprietary UltraNet LED display, approved the initial product design, placed a deposit with the manufacturer, and now expects delivery of the prototype UltraNet LED screen early in the Company's second fiscal quarter.

Marketing and Competition
-------------------------

     Management believes that the Company's proprietary fiber optic and UltraNet LED Screen technologies target three out-of-home advertising market segments and those market segments are currently under-served by competing technologies such as Bulb Matrix - Light Emitting Diode (LED) - Plasma Panels - and various Projection Technologies. These three out of home advertising market segments are very large roadside billboards, mass transit hubs, and street furniture. Management believes the Company's proprietary display technologies offer the out of home advertising industry substantial advantages over existing display technologies manufactured by its competitors.

     The Company's technologies are subject to active competition from various companies in the large screen display industry with substantially greater financial resources, human resources and production capabilities than that of the Company. Likely competitors are often part of large diversified corporate groups with a variety of other operations, which can provide both a means of distributing their products and stable sources of earnings and cash flows.

     Because the Company generates minimal revenues from its current operations, if the Company fails to raise additional capital need to sustain these operations, it will be forced to immediately discontinue operations and liquidate its assets, all of which are likely to be distributed to its creditors rather than shareholders. Moreover, in the event of any such liquidation, any amounts that remained for distribution to shareholders would be paid to Preferred shareholders rather than to holders of Common Stock.

Proprietary Rights
------------------

     In the fiscal year ended June 30, 2002, the Company successfully designed, implemented and demonstrated a new proprietary manufacturing process. Management believed this new proprietary manufacturing process to be a technical solution for the cost efficient manufacture of fiber optic displays for a multitude of markets and applications. However, during the fiscal years ended June 30, 2003 and June 30, 2004, the Company was focused on acquisition and operations of the theater and film distribution businesses and discontinued its intellectual property development program due to a lack of dedicated funds for these projects.

     During the fiscal year ended June 30, 2005, after the Company's disposal of the theater and film distribution businesses, the Company refocused its efforts once again toward development of its fiber optic screen technology and the acquisition of additional intellectual property for the UltraNet LED technology.

     The Company's fiber optic Screen and UltraNet LED technologies are based on proprietary fiber optic display, LED screen designs, and optical image projection technologies either developed or acquired by the Company, covering its technology, products, components, methods of manufacture and assembly processes.

     The first patent for the fiber optic Screen and method of manufacture was filed in February 1984 and issued in March 1987. The Company was subsequently granted or assigned five additional patents covering the product design and method of manufacture for the Screen. One of the additional patents which was considered by management to be nonessential to the Company's intellectual property position has expired.

     At the end of fiscal 2000, the Company determined that it did not expect to generate significant future revenues from the use of intellectual property contained in patents issued prior to June 30, 1999 and therefore, wrote off all capitalized costs associated with these patents.

     In the fiscal year ended June 30, 2001, the Company pursued the development of the large screen video display market through substantial improvements in the Screen's overall design and manufacturing technologies. The Company placed major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry. These efforts helped the Company obtain a United States patent titled "Fiber Optic Display System with Enhanced Light Efficiency" allowing a total of 64 claims. This patent is currently being maintained by the Company.

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

     During the fiscal year ended June 30, 2005, after the disposal of the theater operations, the Company was effectively reorganized and recapitalized to focus on product and intellectual property development for its fiber optic and UltraNet LED display technologies. As a result, the Company now relies on a combination of patents, trademark, copyright, trade secret, licensing and contract laws to protect its trade secrets and other proprietary information. In the ordinary course of business, the Company could from time to time be subject to claims or litigation to defend against alleged infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If material, such claims or litigation could be costly and divert management's attention. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, or require the Company to seek licenses from third parties, any one of which could have a material adverse effect on the Company's business and results of operations. In addition, the Company's intellectual property may be licensed in foreign countries, and the laws of such foreign countries may treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

     Although the Company believes it has the ability to raise additional capital and complete the product and market development for its proprietary fiber optic and UltraNet LED display technologies, there can be no assurance that it will do so. If the Company is unsuccessful, the Company may be forced to discontinue operations and liquidate its assets.

Employees
---------

     As of September 15, 2005, the Company employed two full-time employees, who coordinated sales efforts utilizing an outside sales force, directed business and product development efforts and conducted administrative functions. As of September 15, 2005, the Company also contracted for two temporary production workers for assembly of the fiber optic screen prototypes. The Company may also employ additional staff as required and as working capital permits. The Company also retains various consultants on a contract basis as needed for management, financial, engineering, legal and accounting services.

Item 2.  DESCRIPTION OF PROPERTY

     The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Building 14, Suite F, Centennial, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,293 per month plus operating expenses of $483 per month. Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company currently leases the facility on a month-to-month basis. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business and products.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table shows the range of high and low bids for ADTI's Common Stock for the last two fiscal years. Since completion of its public offering in 1986, ADTI's securities have traded over the counter and the Common Stock is currently quoted on the OTC Bulletin Board maintained by the NASD (the "OTCBB") and in the Pink Sheets maintained by various NASD members. Trading in the Common Stock of ADTI is very limited at present. The quotations represent prices between dealers as shown on the OTCBB, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

    Fiscal Quarter Ended                       High                      Low
    --------------------                       ----                      ---

                    2004
    September 30, 2003                        $0.010                   $0.010
    December 31, 2003                           .040                     .010
    March 31, 2004                              .100                     .020
    June 30, 2004                               .050                     .030



                    2005
    September 30, 2004                        $0.030                   $0.025
    December 31, 2004                           .040                     .025
    March 31, 2005                              .180                     .040
    June 30, 2005                               .070                     .030

     As of September 16, 2005, there were approximately 1,764 record holders of ADTI's Common Stock, excluding those held in street name. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends on its Common Stock in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements". (See page ii of this report.)

General
-------

     The Opinion Letter from an Independent Registered Public Accounting firm included in the Financial Statement Exhibits includes a qualification regarding the Company's ability to continue as a going concern. Because the Company is in the development stage, it has not yet commenced significant operations from its business and has not yet realized significant revenues from operations and it is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

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

     During the fiscal year ended June 30, 2005, the Company's efforts were primarily directed toward, conducting sales and marketing operations of various large screen display products offered by the Company, acquiring rights to proprietary and patented Light Emitting Diode (LED) display technologies, exploring potential new business opportunities relating to the Company's proprietary fiber optic and LED display technologies, continuing to seek additional sources of capital for operations, and finalizing the settlement agreements and disposition of the theater operations.

     Effective February 28, 2005, the Company entered into a definitive Technology License Agreement with the Company's Executive Vice President of Sales and Marketing, John Temple (the "Employee") and certain entities controlled by him irrevocably granting the Company an exclusive worldwide, perpetual and irrevocable license for all of their prior inventions, trade secrets and intellectual property of, concerning, or related to the technology known as the "PMV" and the "UltraNet" Light Emitting Diode (LED) display technologies, including but not limited to all patents, patent applications, trademarks, copyrights, know how and any other confidential or proprietary information (the "Licensed Technology"). As compensation, the Company agreed to pay a royalty equal to four percent (4%) of the gross revenues received for sales of products utilizing the Licensed Technology (the "Royalty"), except that the Company has the right to set off against any payment of the Royalty any funds expended by Company in development, engineering, legal, marketing and other costs of the products and/or technologies from which the Royalty is derived prior to being obligated to pay any Royalty to Employee. Royalty payments are perpetual, without regard to Mr. Temple's employment with the Company.

     On December 1, 2004, the Company entered into an Executive Employment Agreement with Mr. Temple, appointing him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis, subject to a probationary period through February 28, 2005 and providing that Mr. Temple would cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. Mr. Temple's employment could permit the Company to expand the principal business of the Company to include the consulting, sales and marketing of a variety of large screen display technologies including, plasma, LCD, projection, fiber optic and LED for out of home advertising and large screen display signage applications.

     The Company's efforts have been primarily focused on proprietary product development and the building of a sales organization aimed at positioning the Company as the technical video solutions provider for the out-of-home advertising industry. Management believes substantial market opportunity exists for the Company through a combined effort of selling its proprietary fiber optic and LED display products in conjunction with also selling the typical commodity type display products such as LCD, Plasma, Projection and high resolution LED to the out-of-home advertising markets.

     The Company's sales organization utilizes a consultative approach toward creating and specifying the best video display solutions for its customers. The Company's sales ability is further enhanced by the Company's ability to exclusively offer its proprietary fiber optic and LED products to its customers as well as any other display technology which best matches the customers display application.

     During the fiscal year ended June 30, 2005, the Company acted as consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. During this period, the Company continued its sales and marketing efforts for its proprietary fiber optic and LED technologies. As a result of these efforts, the Company raised additional capital for operations and for the cost of building prototypes of its proprietary fiber optic and LED large screen display technologies to facilitate future sales and marketing demonstration.

     There can be no assurance that the Company will be successful in generating enough revenue from sales to sustain the Company's operating expenses or, in the absence of such revenue, raising additional capital to fund operating losses, finding and exploiting new business opportunities or marketing its proprietary fiber optic and LED technologies. Moreover, even if the Company is able to generate sales orders for its proprietary fiber optic and LED technologies, there is no assurance that the Company would be able to raise sufficient capital to enable it to build the products and fill such orders. If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such a liquidation.

Management
----------

     Matthew W. Shankle is the Company's President and manages its day-to-day operations. John W. Temple is the Company's Executive Vice President of Sales and Marketing and currently manages an outside sales force to sell electronic displays manufactured by other vendors. Messrs. DeGeorge, Shankle and Temple comprise the Board of Directors of the Company.

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

Results of Operations
---------------------

     For the fiscal year ended June 30, 2005, the Company reported net losses of ($759,863), or ($.03) per share, compared to a net loss of ($598,039), or ($.03)
per share, for fiscal 2004. The increase in net loss for the fiscal year ended

June 30, 2005 from 2004 is primarily due to: (1) an increase in interest expense of approximately $299,000; (2) a decrease of approximately $32,000 in negotiated settlements of accounts payable; (3) cost of consulting revenues of approximately $42,000, partially off-set by (4) consulting revenues of approximately $22,000 in 2005, (5) a decrease in general and administrative costs of approximately $96,000 and (6) losses of approximately $94,000 associated with the discontinued theater operations in 2004.

     The Company reported consulting revenue of $22,019 for the fiscal year ended June 30, 2005 in connection with the sale of $267,526 in screen systems as a result of the employment of Mr. Temple. There was no such consulting revenue reported for the fiscal year ended June 30, 2004. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $172 and $629, and settlement income of $81,875 and $114,179 for the fiscal years ended June 30, 2005 and 2004, respectively.

     The Company reported cost of consulting revenues of approximately $42,000 for the fiscal year ended June 30, 3005, consisting primarily of 60% of Mr. Temple's employment related expenses. There were no cost of consulting revenues reported for the fiscal year ended June 30, 2004. The Company reported G&A expenses of $406,287 and $502,537 for the fiscal years ended June 30, 2005 and 2004 respectively. Salaries and related expenses decreased approximately $25,000 in 2005 from 2004, including those reported as cost of consulting revenues, as a result of the decrease in staff following the disposition of the theater businesses, partially offset by the employment of Mr. Temple. Legal expense decreased approximately $41,000 due to more complex reporting in 2004 with the inclusion of the theater operations. Audit and related fees decreased by approximately $20,000 due to more complex reporting in 2004 which was offset by contract accounting fees following the decrease in staff. Travel expenses increased approximately $12,000 due to sales efforts in 2005. Other G&A expenses fluctuated only slightly in 2005 from 2004.

     During the fiscal year ended June 30, 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $400,000 to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. The conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance resulting in charges to interest expense totaling $400,000 in the aggregate. Of the $400,000 interest expense related to these notes that was charged in the fourth quarter, $185,000 relates to notes issued during the quarter ended April 30, 2005 and should have been recorded in that period. The effect of recording the interest charge in the third fiscal quarter would have been less than $0.01 per share. Without the affect of these charges, interest expense for the fiscal year ended 2005 would have decreased by approximately $101,000 from the fiscal year ended 2004 as a result of the conversion of the Company's then outstanding debt in 2004. Interest expense decreased from $375,370 for 2003 to $116,684 for 2004 primarily due to the conversion of the Company's debt to equity securities during fiscal 2004.

     The Company reported losses from discontinued operations of $202,278 and a gain on the disposition of discontinued operations of $108,652, resulting in net loss associated with the discontinued theater operations of $93,626 for the fiscal year ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At June 30, 2005, the Company reported negative net worth of $469,371 and negative working capital of $481,288 compared to negative net worth of $37,261 and negative working capital of $43,771 at June 30, 2004. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to:
(1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

     If the Company is able to achieve these goals, the Company's capital requirements will then depend on numerous new factors. The Company's management believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements should be adequate to meet the Company's obligations and commitments, and would enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce the scope of its operations or even liquidate entirely.

     During the fiscal year ended June 30, 2005, the Company received $75,000 from subscriptions for Series D Preferred Stock. Cash flows from financing activities for the fiscal year ended June 30, 2005 consisted of the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $400,000. These cash flows have been used primarily for operating expenses, settlement on the disposition of the theater operations, sales efforts and pursuing development of the Company's proprietary screen products.

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

     At June 30, 2005, the Company reported current assets of $116,577 and a working capital deficit. Current liabilities exceeded current assets by $481,288. At June 30, 2005, current liabilities consisted of: (1) notes to shareholders with accrued interest of $415,463, (2) customer deposits of $24,196, and (3) trade payables and accrued expenses totaling $158,206 which were incurred primarily for business development and operating costs. Subsequent to year end, the Company offered to issue 100,000 shares of Common Stock to a related party vendor in settlement of approximately $91,000 in engineering fees due to a dispute in connection with inadequacies in certain product design and development work performed by a contracted engineering firm.

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended June 30, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Item 8B.      OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of September 25, 2005:

Directors and Officers             Age               Position with ADTI
----------------------             ---               ------------------

Lawrence F. DeGeorge               61                 Director

Matthew W. Shankle                 45                 President and Director

John W. Temple                     50                 Director

Business Experience for Executive Officers and Directors:
---------------------------------------------------------

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

     John W. Temple - Mr. Temple was appointed Vice President of Sales and Marketing effective December 1, 2004 and as a Director effective May 12, 2004. Since 1996 Mr. Temple has been the principle owner and directed the sales and consulting services for Video Display Consultants, Inc. ("VDC"), a privately held company, which sells electronic displays and provides consulting services. From 1992 to 1996, he acted as an independent sales consultant in the international electronic display industry, placing over 50 large screen video display systems in Mexico, the Middle East, Africa, South America, Russia and numerous other countries. From 1987 to 1992, he was employed as a sales agent for Adtronics in the newly emerging, full color electronic display market. Prior to 1992 Mr. Temple was a sales executive for Time-O-Matic and for Great Western Sign, Co. He has over 25 years of successful experience as a sales executive and consultant in the electronic display industry.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Company does not have a separate Audit Committee. The entire Board acts as the Audit Committee. One of the members of the Board, Lawrence F. DeGeorge, would qualify as a "financial expert", as defined by the SEC's rules promulgated under Section 407 of the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS

     The Company has not yet adopted a code of ethics for its principal executive officer and principal financial officer since Messrs. Shankle and Temple are the only executive officers and the only full time employees of the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted. If the Company does adopt a code of ethics in the future, in light of the Company's size, it is likely to apply to all employees rather than only executive officers.

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

     The numbers of late Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

Name of Reporting Person     Late Form 4     Late Form 5     Transactions
------------------------     -----------     -----------     ------------

Lawrence F. DeGeorge                   1                1              2
Gene W. Schneider                      1                1              2


Item 10. EXECUTIVE COMPENSATION

Compensation
------------

     The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company, and each executive officer whose total compensation exceeded $100,000. The Company's Chief Executive Officer was the Company's only executive officer during the fiscal years ended June 30, 2003 and 2004 and the only officer whose total compensation was at least $100,000 for the fiscal year ended June 30, 2005.


                                                SUMMARY COMPENSATION

                             Year Ended                                 Other Annual
        Name                  June 30,          Salary        Bonus     Compensation         Total
------------------           ----------        ----------     -----     ------------       --------

Matthew W. Shankle             2005            $ 110,000       -0-           -0-           $110,000
President and CEO              2004            $ 110,000       -0-           -0-           $110,000
                               2003            $ 110,000       -0-           -0-           $110,000


                                       Aggregated Option/SAR Values at June 30, 2005

                           Number of                                                      Value of
                           Securities                                                    Unexercised
                           underlying                                Options/SARs       in-the-money
                           Unexercised          Options/SARs             Not            options/SARs
Name                      Options/SARs           Exercisable         Exercisable            ($)  (1)
----                      -------------       ----------------     ----------------     -------------

Matthew W. Shankle          500,000                500,000                -0-           $    -0-

(1) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2005 of $.035.

Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 2005, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.

Incentive Plans
---------------

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

     As of June 30, 2005 there were 500,000 options outstanding and exercisable under this Plan at an exercise price of $.1615 per share which expire in 2008.

     This Plan has not been approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are nonqualified options under the Internal Revenue Code.

                      Equity Compensation Plan Information

------------------------------------------------ ----------------------- --------------------- ------------
                                                                                     Number of Securities
                                                                                     Remaining Available
                                            Number of                                for Future Issuance
                                         Securities to be       Weighted Average         Under Equity
                                       Issued Upon Exercise    Exercise Price of      Compensation Plans
                                          of Outstanding          Outstanding       (excluding Securities
                                      Options, Warrants and    Options, Warrants     Reflected in Column
                                              Rights               and Rights                (a))
                 Plan Category                 (a)                    (b)                    (c)
------------------------------------------------------------- --------------------- -----------------------

Equity compensation plans
   approved by security holders               - 0 -                  - 0 -                  - 0 -
------------------------------------------------------------- --------------------- -----------------------
Equity compensation plans not
   approved by security holders              500,000(1)              $.1615               2,000,000
------------------------------------------------------------- --------------------- -----------------------
                      Total                  500,000                 $.1615               2,000,000
------------------------------------------------------------- --------------------- -----------------------

(1) Non Qualified Stock Option Agreement dated September 18, 1998 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997. The Company granted the Optionee the right and option to purchase up to an aggregate amount of 500,000 shares of its Common Stock, vesting one quarter each year for four years, exercisable at $.1615 per share, and expiring January 29, 2008.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of September 16, 2005, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. The voting securities of the Company consist of
(i) Common Stock which is entitled to one vote per share, and (ii) Series D Preferred Stock which is entitled to one vote per share. As of September 16, 2005, the Company had outstanding 25,618,177 shares of Common Stock. Unless otherwise stated, all shares are owned directly by the reporting person. For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common or Series D Preferred Stock outstanding on such date plus the aggregate amount of Common Stock which could be issued upon the exercise of options within 60 days of such date.


                                             Amount and                         Amount and             Total Amount      Total
                                             nature of                          nature of              and nature of     Percent
Name and address of           Title of       Beneficial    Percent   Title of   Beneficial   Percent    Beneficial     Beneficial
Beneficial owners              Class         Ownership    of Class    Class     Ownership    of Class    Ownership       Ownership
------------------            --------       ---------    --------   -------    ---------    --------    ---------      ----------

William W. Becker             Common          2,070,647      8.08%   Preferred        0        0.00%      2,070,647         8.08%
Box 143                       $.001 Par
Grand Cayman Island           ("Common")
British West Indies

Lawrence F. DeGeorge (1)       Common         4,182,509     16.33%   Preferred  24,721,557(2) 46.25%     28,904,066 (2)    57.42%
Phillips Point, East Tower
777 South Flagler Drive
Suite 800
West Palm Beach, FL 33401

Bruce H. Etkin                Common          3,589,434     14.01%   Preferred           0     0.00%      3,589,434        14.01%
1512 Larimer St., No. 325
Denver, CO 80202

G. Schneider Holdings, Co.    Common          5,462,379     21.32%   Preferred           0     0.00%      5,462,379        21.32%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Gene W. Schneider             Common (3)      5,462,379     21.32%   Preferred  24,730,539(4) 46.27%     30,192,918 (4)    59.97%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Louise H. Schneider           Common (5)      5,462,379     21.32%   Preferred           0     0.00%      5,462,379        21.32%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Mark L. Schneider             Common (6)      8,235,784     32.15%   Preferred           0     0.00%      8,235,784        32.15%
4643 S. Ulster, Suite 1300
Denver, CO 80237

Carla G. Shankle              Common (7)      5,462,379     21.32%   Preferred           0     0.00%      5,462,379        21.32%
7334 South Alton Way
Building 14, Suite F
Englewood, CO 80112

Matthew W. Shankle (1)        Common (8)        500,000      1.91%   Preferred           0     0.00%        500,000         1.91%
7334 South Alton Way
Building 14, Suite F
Englewood,  CO 80112

John W. Temple (1)            Common                  0      0.00%   Preferred     110,095     0.22%        110,095          .43%
33704 J Place
Ocean Park, WA  98640

Tina M. Wildes                Common (9)      5,462,379     21.32%   Preferred           0     0.00%      5,462,379        21.32%
4643 S. Ulster, Suite 1300
Denver, CO 80237


All executive officers and    Common (10)     4,682,509     17.93%   Preferred  24,831,652(11)50.10%     36,228,272 (2)    57.93%
directors as a group persons
(3 persons)

(1)  Officer or director

(2) Includes convertible, redeemable promissory notes convertible into 14,221,557 shares of Series D Stock.

(3) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(4) Includes convertible, redeemable promissory notes convertible into 9,730,539 shares of Series D Stock.

(5) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(6) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the Executive Committee.

(7) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(8) Comprised of 500,000 options to purchase Common Stock at $0.1615 per share, which options expire in 2008.

(9) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(10) Includes 500,000 options to purchase Common Stock.


Changes in Control

     The Company knows of no arrangement or events, the occurrence of which may result in a change in control, other than the consummation of a reorganization.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At June 30, 2005, the Company had revolving, convertible, redeemable promissory notes totaling $400,000 issued to a director and a shareholder, and payables totaling $93,085 due to entities with which officers or directors are affiliated.

     On November 30, 2003, the Company reorganized itself. See Item 1. BUSINESS, Reorganization of Capital Structures, for a description of the various classes of Preferred Stock which were issued. Those transactions included persons who were shareholders owning 5% or more of the Company's Common Stock at the time of the transactions: Messrs. DeGeorge (also a Director), G. Schneider, G. Schneider Holdings Co., M. Schneider, Etkin and Becker, or who became shareholders owning 5% or more of the Company's Common Stock by virtue of purchasing shares of the Series D Preferred Stock which is convertible into the Company's Common Stock, Messrs. Jarchow (also a Director at that time) and Colichman. The shares of the various classes converted, purchased or convertible was as follows:


---------------------------------------------------------- -------------- -------------- -------------

          Name                                   Series C      Series D       Series E       Series F
---------------------------------------------------------- -------------- -------------- -------------
Larry F. DeGeorge                                       0     30,000,000      1,008,985     1,943,901
---------------------------------------------------------- -------------- -------------- -------------
Gene W. Schneider                                       0     15,000,000              0     1,799,170
---------------------------------------------------------- -------------- -------------- -------------
G. Schneider Holdings Co.                         520,420              0              0             0
---------------------------------------------------------- -------------- -------------- -------------
Mark L. Schneider                                       0              0              0       673,305
---------------------------------------------------------- -------------- -------------- -------------
Stephen P. Jarchow                                      0      7,500,000              0             0
---------------------------------------------------------- -------------- -------------- -------------
Paul Colichman                                          0      7,500,000              0             0
---------------------------------------------------------- -------------- -------------- -------------
Bruce H. Etkin                                    341,978              0              0       116,650
---------------------------------------------------------- -------------- -------------- -------------
William W. Becker                                 197,278              0              0             0
---------------------------------------------------------- -------------- -------------- -------------

     As a result of these transactions, there was a significant effect on beneficial ownership of the Company.

     In October 2004, all of the Preferred Series D shares acquired by Messrs. Jarchow and Colichman were returned to the Company pursuant to settlement agreements whereby the Company returned its ownership interests in the theater operations back to the original owners. See the Company's Form 8-K dated October 12, 2004 for a summary of these transactions and copies of the settlement agreements.

     In January 2005, after the return of the theater operations, 19,500,000 of the Preferred Series D shares subscribed to by Mr. DeGeorge were canceled pursuant to a settlement agreement between Mr. DeGeorge and the Company. See the Company's Form 8-K dated January 11, 2005 for a summary of these transactions and a copy of the settlement agreement.

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

3.6 Certificates of Designation for Preferred Stock (incorporated by reference, Form 8-K dated December 10, 2004).

Exhibit No.
-----------

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

10.10 Settlement Agreement and Release (Investment) by and between Stephen Jarchow, Paul Colichman, the Company, Gene Schneider and Lawrence DeGeorge dated effective July 1, 2004 (incorporated by reference, Form 8-K dated October 12, 2004).

10.11 Settlement Agreement and Release (Theaters) by and between Regent Entertainment Partnership, L.P., Regent Theaters LLC, Regent Releasing LLC and the Company dated effective July 1, 2004 (incorporated by reference, Form 8-K dated October 12, 2004).

10.12 Executive Employment Agreement with John W. Temple dated December 1, 2004 (incorporated by reference, Form 8-K dated December 10, 2004).

10.13 Settlement Agreement with Lawrence F. DeGeorge dated January 11, 2005 (incorporated by reference, Form 8-K dated January 11, 2005).

10.14 Form of Revolving 10% Convertible, Redeemable Promissory Note (incorporated by reference, Form 8-K dated January 11, 2005).

*31 Certificate of President, Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32 Certificate of President, Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed with this report

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to Hein & Associates LLP
----------------------------------

     For the fiscal years ended June 30, 2005 and June 30, 2004, Hein & Associates LLP provided services in the following categories and amounts:

                                          Fiscal Year Ended
                                 June 30, 2005             June 30, 2004
                                 ------------              --------------

        Audit Fees (1)             $ 25,000                  $ 24,000
        Audit-Related Fees (2)     $      -                  $ 24,346
        Tax Fees (3)               $  2,500                  $  2,500
        All Other Fees             $      -                  $      -

(1) Audit fees consist of fees for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports.

(2) Audit-related fees are fees principally for the audit of the Company's acquisition of the theater businesses.

(3) Tax fees consist of fees for the preparation of federal and State income tax returns.

     There were not any non-audit services rendered to the Company by Hein & Associates in fiscal 2005 and 2004 other than those shown above. While the Board acting as the Audit Committee has not established formal policies and procedures concerning pre-approval of audit and non-audit services, the Company's executive officer has been directed by the Board that all audit and non-audit services must be approved in advance by the Board. The establishment of any such formal policies or procedures in the future is subject to the approval of the Board.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle                                 Date:  October 13, 2005
------------------------------------                          ----------------
By:      Matthew W. Shankle
         President, Chief Executive, Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lawrence F. DeGeorge                               Date:   October 13, 2005
------------------------------------                           ----------------
By:      Lawrence F. DeGeorge
         Director

/s/ Matthew W. Shankle                                 Date:   October 13, 2005
------------------------------------                           ----------------
By:      Matthew W. Shankle
         Director

/s/ John W. Temple                                     Date:   October 13, 2005
------------------------------------                           ----------------
By:      John W. Temple
         Director

                       Advance Display Technologies, Inc.
                          (A Development Stage Company)

                              Financial Statements
                             June 30, 2005 and 2004

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm.....................F-2

Balance Sheet - June 30, 2005...............................................F-3

Statements of Operations - For the Years Ended June 30, 2005 and 2004,
    and Cumulative from Inception (March 15, 1995) through June 30, 2005....F-4

Statement of Changes in Stockholders' Equity (Deficit) - For the
    Period from Inception (March 15, 1995) through June 30, 2005............F-5

Statements of Cash Flows - For the Years Ended June 30, 2005 and 2004,
    and Cumulative from Inception (March 15, 1995) through June 30, 2005....F-9

Notes to the Financial Statements..........................................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2005 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2005 and 2004 and for the period from inception (March 15, 1995) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 and for the period from inception (March 15, 1995) to June 30, 2005 in conformity with U. S. generally accepted accounting principles.

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




HEIN & ASSOCIATES LLP

Denver, Colorado
September 9, 2005

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $     41,602
    Trade accounts receivable                                             3,474
    Vendor deposits                                                      66,062
    Other current assets                                                  5,439
                                                                   ------------
         Total current assets                                           116,577

PROPERTY AND EQUIPMENT, net                                              14,124
                                                                   ------------

TOTAL ASSETS                                                       $    130,701
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable:
         Trade                                                     $     22,386
         Related party                                                   93,085
    Customer deposits                                                    24,196
    Revolving, convertible, redeemable promissory
       notes to related parties                                         400,000
    Accrued interest payable to related parties                          15,463
    Other accrued liabilities                                            42,735
                                                                   ------------
         Total current liabilities                                      597,865

LONG-TERM CAPITAL LEASE OBLIGATIONS:                                      2,207
                                                                   ------------

         Total liabilities                                              600,072

COMMITMENT AND CONTINGENCY (Notes 1 and 4)

STOCKHOLDERS' DEFICIT:
     Preferred Series D stock, $.001 par value,
       60,000,000 shares authorized, 29,500,000
       shares issued and outstanding at June 30, 2005
       (liquidation preference of  $ 491,667)                            29,500
     Preferred Series E stock, $.001 par value,
       1,008,985 shares authorized, 1,008,985 shares
       issued and outstanding at June 30, 2005
       (liquidation preference of $1,008,895).                            1,009
     Preferred Series F stock, $.001 par value,
       4,549,015 shares authorized, 4,549,015 shares
       issued and outstanding at June 30, 2005
       (liquidation preference of $4,549,015).                            4,549

    Common Stock, $.001 par value, 100,000,000 shares
       authorized, 25,618,177 shares
       issued and outstanding                                            25,619
    Additional paid-in capital                                       11,201,712
    Deferred compensation                                              (232,247)
    Deficit accumulated during the development stage                (11,499,513)
                                                                   ------------
         Total stockholders' deficit                                   (469,371)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    130,701
                                                                   ============

              See accompanying notes to these financial statements.


                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF OPERATIONS

                                                                                                 CUMULATIVE
                                                                                               FROM INCEPTION
                                                                                               (MARCH 15, 1995)
                                                               FOR THE YEARS ENDED                  THROUGH
                                                                    JUNE 30,                        JUNE 30,
                                                      ----------------------------------       ----------------
                                                          2005                   2004                 2005
                                                      ------------          ------------          ------------

CONSULTING REVENUE                                    $     22,019          $       --            $     52,219

OTHER INCOME:
    Related party interest income                             --                    --                 162,761
    Other interest income                                      172                   629                 8,795
    Settlement income                                       81,875               114,179               377,062
    Other                                                     --                    --                     550
                                                      ------------          ------------          ------------
         Total revenue and other income                    104,066               114,808               601,387

COSTS AND EXPENSES:
    Cost of consulting revenues                             42,179                  --                  42,179
    General and administrative                             406,287               502,537             4,611,583
    Research and development                                  --                    --               3,946,662
    Impairment of intangible assets                           --                    --                 451,492
    Interest expense - related party                       415,463               116,684             3,284,143
                                                      ------------          ------------          ------------
         Total costs and expenses                          863,929               619,221            12,336,059
                                                      ------------          ------------          ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
EXTRAORDINARY GAIN                                        (759,863)             (504,413)          (11,734,672)
                                                      ------------          ------------          ------------

Loss From Discontinued Operations                             --                (202,278)             (202,278)
Gain on Disposal of Discontinued Operations                   --                 108,652               108,652
                                                      ------------          ------------          ------------

LOSS BEFORE EXTRAORDINARY GAIN                            (759,863)             (598,039)          (11,828,298)
                                                      ------------          ------------          ------------

EXTRAORDINARY GAIN DUE TO FORGIVENESS OF DEBT                 --                    --                 328,785
                                                      ------------          ------------          ------------

NET LOSS                                              $   (759,863)         $   (598,039)         $(11,499,513)

ACCRUED PREFERRED SERIES E DIVIDEND                        (50,448)              (29,428)              (79,876)
                                                      ------------          ------------          ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            $   (810,311)         $   (627,467)         $(11,579,389)
                                                      ============          ============          ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED):        $       (.03)         $       (.03)
                                                      ============          ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING     25,618,177            24,849,883
                                                      ============          ============

                                           See accompanying notes to these financial statements
                                                                 F-4



                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2005


                                                                  Preferred Stock
                             -----------------------------------------------------------------------------------------    Preferred
                                    Series C              Series D               Series E                 Series F     Subscriptions
                               Shares     Amount     Shares      Amount      Shares      Amount      Shares     Amount    Receivable
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------
BALANCE, March 15, 1995
  (Inception)                     --     $    --         --     $    --          --     $    --          --    $    --     $    --
  Capital contributions           --          --         --          --          --          --          --         --          --
  Net loss                        --          --         --          --          --          --          --         --          --
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------

BALANCE, June 30, 1995            --          --         --          --          --          --          --         --          --
  Capital contributions           --          --         --          --          --          --          --         --          --
  Net loss                        --          --         --          --          --          --          --         --          --
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------

BALANCE, June 30, 1996            --          --         --          --          --          --          --         --          --
  Conversion of debt to
    common stock and
    issuance of preferred
    stock pursuant to
    Acquisition of Display
    Group, LLC and
    Display Optics, Ltd.     1,843,902       1,844       --          --          --          --          --         --          --
  Net loss                        --          --         --          --          --          --          --         --          --
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------

BALANCE, June 30, 1997       1,843,902       1,844       --          --          --          --          --         --          --
  Debt convertible at
    below market                  --          --         --          --          --          --          --         --          --
  Conversion of debt to
    common stock                  --          --         --          --          --          --          --         --          --
  Retirement of shares
    in settlement                 --          --         --          --          --          --          --         --          --
  Employee stock options
     issued for services          --          --         --          --          --          --          --         --          --
  Net loss
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------

BALANCE, June 30, 1998       1,843,902       1,844       --          --          --          --          --         --          --
  Retirement of shares
     in settlement                --          --         --          --          --          --          --         --          --
  Net loss                        --          --         --          --          --          --          --         --          --
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------

BALANCE, June 30, 1999       1,843,902       1,844       --          --          --          --          --         --          --
  Debt convertible
     at below market              --          --         --          --          --          --          --         --          --
  Net loss                        --          --         --          --          --          --          --         --          --
                             ---------   ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------

BALANCE, June 30, 2000       1,843,902       1,844       --          --          --          --          --         --          --


                                        See accompanying notes to these financial statements




                                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                         (A Development Stage Company)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2005

                                                                 (Continued)


                                       Common Stock             Additional     Deferred
                                 --------------------------      Paid-In        Merger    Accumulated       Deferred
                                   Shares         Amount         Capital        Costs        Deficit      Compensation     Total
                                 -----------    -----------    -----------   -----------   -----------    ------------  -----------
BALANCE, March 15, 1995
 (Inception)                            --      $      --      $      --     $      --     $      --      $      --     $      --

  Capital contributions              697,095            697         90,971          --            --             --          91,668
  Net loss                              --             --             --            --            (286)          --            (286)
                                 -----------    -----------    -----------   -----------   -----------    -----------   -----------

BALANCE, June 30, 1995               697,095            697         90,971          --            (286)          --          91,382
  Capital contributions               87,141             87         11,372          --            --             --          11,459
  Net loss                              --             --             --            --         (24,430)          --         (24,430)
                                 -----------    -----------    -----------   -----------   -----------    -----------   -----------

BALANCE, June 30, 1996               784,236            784        102,343          --         (24,716)          --          78,411
  Conversion of debt to common
    stock and issuance of
    preferred stock pursuant
    to acquisition of
    Display Group, LLC and
    Display Optics, Ltd.          20,559,687         20,560      2,351,160          --            --             --       2,373,564
  Net loss                              --             --             --            --      (2,718,839)          --      (2,718,839)
                                 -----------    -----------    -----------   -----------   -----------    -----------   -----------

BALANCE, June 30, 1997            21,343,923         21,344      2,453,503          --      (2,743,555)          --        (266,864)
  Debt convertible at below
    market                              --             --        1,013,933          --            --             --       1,013,933
  Conversion of debt to common
    stock                          4,182,509          4,183        545,817          --            --             --         550,000
  Retirement of shares in
    settlement                      (350,000)          (350)           350          --            --             --            --
  Employee stock options issue
    for services                        --             --          214,125          --            --             --         214,125
  Net loss                              --             --             --            --      (2,971,929)          --      (2,971,929)
                                 -----------    -----------    -----------   -----------   -----------    -----------   -----------

BALANCE, June 30, 1998            25,176,432         25,177      4,227,728          --      (5,715,484)          --      (1,460,735)
  Retirement of shares in
    settlement                    (1,402,157)        (1,402)         1,402          --            --             --            --
  Net loss                              --             --             --            --        (582,813)          --        (582,813)
                                 -----------    -----------    -----------   -----------   -----------    -----------   -----------

BALANCE, June 30, 1999            23,774,275         23,775      4,229,130          --      (6,298,297)          --      (2,043,548)
  Debt convertible at below
    market                              --             --          139,640          --            --             --         139,640
  Net loss                              --             --             --            --        (916,368)          --        (916,368)
                                 -----------    -----------    -----------   -----------   -----------    -----------   -----------

BALANCE, June 30, 2000            23,774,275         23,775      4,368,770          --      (7,214,665)          --      (2,820,276)


                                         See accompanying notes to these financial statements.



                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2005

                                                  (Continued)

                                                                Preferred Stock
                                          ---------------------------------------------------------
                                                    Series C                       Series D
                                          --------------------------     --------------------------
                                             Shares        Amount          Shares        Amount
                                          -----------    -----------    -----------    ------------

BALANCE, June 30, 2000                      1,843,902          1,844           --             --
  Warrants issuedfor prepaid services            --             --             --             --
  Net loss                                       --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCE, June 30, 2001                      1,843,902          1,844           --             --
  Amortization of
   deferred merger costs                         --             --             --             --
  Net loss                                       --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCE, June 30, 2002                      1,843,902          1,844           --             --
  Net loss                                       --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCE, June 30, 2003                      1,843,902          1,844           --             --
  Conversion of preferred stock            (1,843,902)        (1,844)          --             --
  Conversion of debt to preferred stock          --             --       60,000,000         60,000
  Conversion of debt to preferred stock          --             --             --             --
  Conversion of debt to preferred stock          --             --             --             --
  Preferred Subscriptions
   Receivable                                    --             --             --             --
  Net loss                                       --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCE, June 30, 2004                           --             --       60,000,000         60,000
  Cancellation of
   subscriptions receivable                      --             --      (19,500,000)       (19,500)
  Acquisition of Series D
   Preferred stock                               --             --      (15,000,000)       (15,000)
  Issuance of Series D
   Preferred stock for deferred                  --             --        4,000,000          4,000
   compensation
  Deferred compensation
   related to issuance                           --             --             --             --
   of Series D Preferred stock
  Debt convertible at below market
  Net loss                                       --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCE, June 30, 2005                           --      $      --       29,500,000    $    29,500
                                          -----------    -----------    -----------    -----------

                             See accompanying notes to these financial statements




                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2005

                                                  (Continued)

                                                           Preferred Stock
                                          ----------------------------------------------------
                                                  Series E                    Series F            Preferred
                                          -------------------------   ------------------------  Subscriptions
                                            Share        Amount          Shares      Amount       Receivable

BALANCE, June 30, 2000                           --            --            --            --            --
  Warrants issuedfor prepaid services            --            --            --            --            --
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2001                           --            --            --            --            --
  Amortization of
   deferred merger costs                         --            --            --            --            --
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2002                           --            --            --            --            --
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2003                           --            --            --            --            --
  Conversion of preferred stock                  --            --            --            --            --
  Conversion of debt to preferred stock          --            --            --            --            --
  Conversion of debt to preferred stock     1,008,985         1,009          --            --            --
  Conversion of debt to preferred stock          --            --       4,549,015         4,549          --
  Preferred Subscriptions
   Receivable                                    --            --            --            --        (325,000)
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2004                      1,008,985         1,009     4,549,015         4,549      (325,000)
  Cancellation of
   subscriptions receivable                      --            --            --            --         325,000
  Acquisition of Series D
   Preferred stock                               --            --            --            --            --
  Issuance of Series D
   Preferred stock for deferred                  --            --            --            --            --
   compensation
  Deferred compensation
   related to issuance                           --            --            --            --
   of Series D Preferred stock
  Debt convertible at below market
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2005                      1,008,985   $     1,009     4,549,015   $     4,549   $      --
                                          -----------   -----------   -----------   -----------   -----------


                                  See accompanying notes to these financial statements.

                                                          F-7 (Continued)



                                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2005

                                                                 (Continued)


                                  Common Stock          Additional        Deferred
                             ----------------------      Paid-In           Merger        Deferred     Accumulated
                                Shares     Amount        Capital           Costs       Compensation      Deficit            Total
                             ----------   ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2000       23,774,275       23,775      4,368,770            --              --        (7,214,665)     (2,820,276)
  Warrants issued for
   prepaid services                --           --           75,000         (75,000)           --              --              --
  Net loss                         --           --             --              --              --          (974,468)       (974,468)
                            -----------   ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2001       23,774,275       23,775      4,443,770         (75,000)           --        (8,189,133)     (3,794,744)
  Amortization of deferred
   merger costs                    --           --             --            75,000            --              --            75,000
  Net loss                         --           --             --              --              --        (1,062,736)     (1,062,736)
                            -----------   ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2002       23,774,275       23,775      4,443,770            --              --        (9,251,869)     (4,782,480)
  Net loss                         --           --             --              --              --          (889,742)       (889,742)
                            -----------   ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2003       23,774,275       23,775      4,443,770            --              --       (10,141,611)     (5,672,222)
  Conversion of preferred
   stock                      1,843,902        1,844           --              --              --              --              --
  Conversion of debt to
   preferred stock                 --           --          940,000            --              --              --         1,000,000
  Conversion of debt to
   preferred stock                 --           --        1,007,976            --              --              --         1,008,985
  Conversion of debt to
   preferred stock                 --           --        4,544,466            --              --              --         4,549,015
  Preferred Subscriptions
   Receivable                      --           --             --              --              --              --          (325,000)
  Net loss                         --           --             --              --              --          (598,039)       (598,039)
                            -----------   ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2004       25,618,177       25,619     10,936,212            --              --       (10,739,650)        (37,261)
  Cancellation of
   subscriptions
   receivable                      --           --         (305,500)           --              --              --              --
  Acquisition of Series D
   Preferred stock                 --           --          (60,000)           --              --              --           (75,000)
  Issuance of Series D
   Preferred stock for
   deferred compensation           --           --          231,000            --          (235,000)           --              --
  Amortization of
   deferred compensation           --           --             --              --             2,753            --             2,753
  Debt convertible at
   below market                    --           --          400,000            --              --              --           400,000
  Net loss                         --           --             --              --              --          (759,863)       (759,863)
                            -----------   ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2005       25,618,177   $   25,619   $ 11,201,712    $       --      $   (232,247)   $(11,499,513)   $   (469,371)
                            ===========   ==========   ============    ============    ============    ============    ============


                                            See accompanying notes to these financial statements.




                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                                   STATEMENTS OF CASH FLOWS

                                                                                                                CUMULATIVE
                                                                                                                   FROM
                                                                                                                INCEPTION
                                                                            FOR THE YEARS ENDED              (MARCH 15, 1995)
                                                                                   JUNE 30,                      THROUGH
                                                                      -------------------------------            JUNE 30,
                                                                           2005               2004                 2005
                                                                      ------------        ------------        -------------

Net loss                                                              $   (759,863)       $   (598,039)       $(11,499,513)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from discontinued operations                                         --               202,278             202,278
    Gain on disposition of discontinued operations                            --              (108,652)           (108,652)
    Gain on debt forgiven                                                     --                  --              (328,785)
    Acquired research and development expense                                 --                  --             2,536,494
    Impairment of intangibles                                                 --                  --               451,492
    Depreciation and amortization of property and equipment                  7,068               5,229             291,872
    Amortization of deferred merger costs                                     --                  --                75,000
    Stock and stock option compensation expense                              2,753                --               216,878
    Interest expense related to debt discount                              400,000                --             1,553,573
    Loss on sale of property and equipment                                    --                  --                 5,445
    (Increase) decrease in:
         Trade accounts receivable                                          (3,474)               --                (3,474)
         Inventory                                                            --                  --                 6,048
         Vendor deposits                                                   (66,062)               --               (66,062)
         Other current assets                                               74,431               9,411             (61,924)
    Increase (decrease) in:
         Accounts payable                                                  (70,448)           (293,296)            (95,220)
         Accrued interest payable to stockholders                           15,463             116,684           1,657,618
         Customer deposits                                                  24,196                --                24,196
         Other accrued liabilities                                         (73,090)             (4,099)           (136,131)
                                                                      ------------        ------------        ------------
           Net cash used in operating activities                          (449,026)           (670,484)         (5,278,867)
                                                                      ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                     (7,979)               (581)           (133,628)
    Proceeds from sale of property and equipment                              --                  --                17,030
    Advances to affiliates                                                    --                  --              (932,925)
    Purchase of note receivable and security interest                         --                  --              (225,000)
    Cash received in acquisition                                              --                  --               303,812
                                                                      ------------        ------------        ------------
           Net cash used in investing activities                            (7,979)               (581)           (970,711)
                                                                      ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                                     --               600,000             703,127
    Proceeds from notes payable to stockholders                            400,000             160,000           5,289,754
    Proceeds from line-of-credit                                              --                  --               299,505
    Principal payments on leased equipment                                  (1,206)               --                (1,206)
                                                                      ------------        ------------        ------------
           Net cash flows provided by financing activities                 398,794             760,000           6,291,180
                                                                      ------------        ------------        ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (58,211)             88,935              41,602
CASH AND CASH EQUIVALENTS, Beginning of period                              99,813              10,878                --
                                                                      ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, End of period                              $     41,602        $     99,813        $     41,602
                                                                      ============        ============        ============

                                       See accompanying notes to these financial statements.



                                                      ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)

                                                          STATEMENTS OF CASH FLOWS
                                                               (Continued)

                                                                                                               CUMULATIVE
                                                                                                                   FROM
                                                                                                                 INCEPTION
                                                                                    FOR THE YEARS ENDED       (MARCH 15, 1995)
                                                                                          JUNE 30,                 THROUGH
                                                                                ----------------------------       JUNE 30,
                                                                                      2005          2004            2005
                                                                                ---------------   -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                               $          --     $      --      $    26,570
                                                                                ===============   ===========    ===========
    Non-cash transactions:
         Issuance of common stock for acquisition of Display Group,
             LLC and Display Optics, Ltd. and conversion of
             convertible debt                                                   $          --     $      --      $ 2,199,026
                                                                                ===============   ===========    ===========
         Conversion of notes payable stockholders to common stock               $          --     $      --      $   550,000
                                                                                ===============   ===========    ===========
         Conversion of interest payable on notes to notes payable               $          --     $      --      $    12,354
                                                                                ===============   ===========    ===========
         Retirement of shares in settlement                                     $          --     $      --      $     1,402
                                                                                ===============   ===========    ===========
         Extinguishment of debt                                                 $          --     $      --      $   328,785
                                                                                ===============   ===========    ===========
         Acquired membership interest in Regent Theaters, LLC and
             Regent Releasing, LLC                                              $          --     $    50,000    $    50,000
                                                                                ===============   ===========    ===========
         Conversion of Preferred Series C stock to common stock                 $          --     $     1,844    $     1,844
                                                                                ===============   ===========    ===========
               Subscriptions for Preferred Series D stock                       $          --     $   400,000    $   400,000
                                                                                ===============   ===========    ===========
         Cancellation of Subscriptions for Preferred Series D stock             $      (325,000)  $      --      $  (325,000)
                                                                                ===============   ===========    ===========
         Conversion of demand notes and accrued interest to
         Preferred Series E stock                                               $          --     $ 1,008,985    $ 1,008,985
                                                                                ===============   ===========    ===========
         Conversion of convertible, redeemable Promissory notes,
         demand notes and accrued interest to Preferred
         Series F stock                                                         $          --     $ 4,549,015    $ 4,549,015
                                                                                ===============   ===========    ===========
         Acquisition of 15,000,000 shares of Preferred Series D stock           $        75,000   $      --      $    75,000
                                                                                ===============   ===========    ===========
         Equipment acquired under capital lease                                 $         6,703   $      --      $     6,703
                                                                                ===============   ===========    ===========
         Issuance of 4,000,000 shares of Preferred Series D stock
             for deferred compensation                                          $       235,000   $      --      $   235,000
                                                                                ===============   ===========    ===========

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

     Development Stage Company/Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $481,288 as of June 30, 2005. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

     Acquisition and Disposition - On November 30, 2003, the Company acquired all of the membership interests in Regent Theaters, L.L.C. ("Theaters") and Regent Releasing, L.L.C. ("Releasing") from Regent Entertainment Partnership, L.P. of Dallas, Texas. The Company then shifted its primary focus to these newly acquired Theaters and Releasing operations. However, the Company continued its historical business of developing and producing fiber optic display screen systems. Two theaters leased and operated by Theaters formed the base of the Company's planned national chain of specialty motion picture theaters. Effective May 12, 2004, the Company re-assigned its ownership interests in Theaters and Releasing back to the original owners. (See Note 8)

     Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 15 days of completion of installation of the system. Payments on trade receivables are applied to the earliest unpaid invoices related to the specific job. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Vendor Deposits - Purchase terms generally require a deposit from the Company prior to processing our purchase order. Vendor deposits are applied to a specific invoice and the expense and remaining payable are recorded upon shipment from the vendor.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2005 and June 30, 2004 was $7,068 and $5,229, respectively.

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

     Customer Deposits - Sales terms generally require a deposit from our customer prior to processing their purchase order. Customer deposits are applied to a specific invoice and the revenue and remaining receivable are recorded upon shipment of the product to our customer.

     Revenue Recognition - Consulting Revenue is recorded when goods are shipped from the supplier to the customer for orders on which we provided consulting services. Notice of defects or incomplete shipments are directed to the supplier for resolution. Sales revenue will be recorded when goods are shipped by us or another supplier to the customer.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

     Stock-Based Compensation - As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share (EPS) disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. As there were no options granted during fiscal 2005 or 2004 the pro forma net loss and net loss per share are equal to those reported in the financial statements.

     Loss Per Share - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2005 and 2004 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2005 and 2004 was anti-dilutive. Diluted EPS does not include the 29,500,000 Preferred Series D stock that are convertible into 29,500,000 common shares, warrants representing 500,000 common shares or options representing 500,000 common shares because they would have been anti-dilutive.

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

     Impact of Recently Issued Accounting Pronouncements - In March 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" (" FIN 47"). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Adoption is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

     In May 2005, the FASB issued Statement of Financial Accounting Standard
     (SFAS) No. 154, Accounting Changes and Error Corrections (FAS 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods' financial statements. The Statement does not change the transition provisions of any existing

                      ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

     accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's financial position, results of operation or cash flows.


2. PROPERTY AND EQUIPMENT:
   -----------------------

     Property and equipment consist of the following at June 30, 2005

        Equipment                                                   $   21,643
        Office furniture and equipment                                  28,751
        Capitalized software                                             4,246
                                                                    ----------
                                                                        54,640
        Less accumulated depreciation and amortization                 (40,516)
                                                                    ----------

                 Property and equipment, net                        $   14,124
                                                                    ==========


3. NOTES PAYABLE - RELATED PARTIES:
   --------------------------------

     During the fiscal year ended June 30, 2005, the Company issued revolving, convertible, redeemable promissory notes in the amounts of $237,500 to a director and shareholder, and $162,500 to a shareholder for cash. The Notes are convertible into shares of the Company's Series D Convertible Preferred Stock at $.0167 per share. The Series D is convertible into the Company's Common Stock at the same price per share. Interest expense associated with these notes totaled $15,463 for the fiscal year ended June 30, 2005. In addition, the conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance resulting in charges to interest expense totaling $400,000 in the aggregate. Of the $400,000 interest expense related to these notes that was recorded in the fourth quarter, $185,000 relates to notes issued during the fiscal quarter ended April 30, 2005 and should have been recorded in that period. The effect of recording the interest charge in the third fiscal quarter would have been less than $0.01 per share.


4. COMMITMENT:
   -----------

     Office Lease - The Company leases office and warehouse facilities on a month to month basis. Total rental expense was $21,250 and $20,739 for the years ended June 30, 2005 and 2004, respectively.

     The Company's current monthly rent payments are approximately $1,293, plus operating expenses of $483 per month.

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

     A summary of stock option activity is as follows:

                                                    2005                            2004
                                         --------------------------      --------------------------
                                                          Weighted                        Weighted
                                                          Average                          Average
                                            Number        Exercise        Number         Exercise
                                          of Shares        Price         of Shares         Price
                                         -----------    -----------     -----------      ----------

 Outstanding, beginning of year              500,000      $.16              500,000         $.16

        Granted                                    -      $   -                  -          $   -
        Canceled                                   -      $   -                  -          $   -
                                         -----------                    -----------

 Outstanding, end of year                    500,000      $.16              500,000         $.16
                                         ===========                    ===========


     At June 30, 2005, all of these options were exercisable (at a weighted average exercise price of $.16) and will expire in 2008 if not previously exercised.

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

     Series D Preferred. During the fiscal year ended June 30, 2004, the Company obtained subscriptions for $1,000,000 in new capital by issuing a new voting, convertible, participating series of the Company's preferred stock (the "Series D Preferred") to certain affiliates of the Company. The proceeds were to be used to develop and expand the Company's former theater operations. The Company issued 60,000,000 shares of Series D Preferred at a price of approximately $0.0167 per share, for aggregate consideration of $1,000,000, on November 30, 2003, coincident with the acquisition of Regent Theaters, L.L.C. and Regent Releasing, L.L.C. from Regent Entertainment Partnership, L.P. Effective May 12, 2004, the Company re-assigned the membership interests of Regent Theaters, L.L.C. and Regent Releasing, L.L.C. back to Regent Entertainment. As a result, the Company cancelled $325,000 of subscriptions to purchase 19,500,000 of the Series D Preferred shares by a shareholder, and reacquired 15,000,000 shares from two principals of Regent Entertainment.

     Pursuant to the Executive Employment Agreement between the Company and its Executive Vice President of Sales and Marketing ("Employee"), the Company issued a total of 4,000,000 shares of Series D Preferred stock to employee for deferred compensation of $235,000. As of June 30, 2005, Employee had earned compensation of $2,753, or 110,095 shares resulting in total deferred compensation of $232,247, or 3,889,905 shares at June 30, 2005.

     The Company had 29,500,000 shares of Series D Preferred stock outstanding at June 30, 2005.

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

     Series E Preferred. The Company had 1,008,985 shares Series E Preferred stock outstanding at June 30, 2005. The Series E Preferred has no voting rights except for those required by law.

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

     Series F Preferred. The Company had 4,549,015 shares of Series F Preferred stock outstanding at June 30, 2005. Like the Series E Preferred, the Series F Preferred has no voting rights except as required by law, has no conversion rights, and is redeemable by the Company at a stated value at any time beginning three years from the date of issuance. Unlike the Series E Preferred, however, the Series F Preferred has no rights to dividends. Furthermore, the Series F Preferred is junior to the Series D Preferred and Series E Preferred, but senior to the Company's Common Stock, on liquidation.

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

7. INCOME TAXES:
   -------------

     A long-term deferred tax asset totaling approximately $5,400,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance. This valuation allowance decreased by approximately $632,000 during 2005 primarily as a result of the decrease in net operating loss carryforward.

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

                      ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

     A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:

                                                                                  2005             2004
                                                                            -------------------------------

     Computed expected tax benefit                                          $      133,000   $      204,000
     (Increase) decrease in tax benefit (expense) resulting from:
           Expiration of NOL                                                      (730,000)        (669,000)
           (Increase) reduction in valuation allowance related to net operating loss carryforwards and change in temporary
             differences                                                           632,000          465,000
           Other                                                                   (35,000)               -
                                                                            --------------   --------------

                                                                            $            -   $            -
                                                                            ==============   ==============

     As of June 30, 2005, the Company has accumulated net operating loss carryforwards of approximately $14,500,000 for income tax purposes subject to reduction or limitation of use as a result of limitations relating to a 50% change in ownership in prior years. These amounts expire periodically through 2025 if not utilized sooner.

8. DISCONTINUED OPERATIONS:
   ------------------------

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

     Effective May 12, 2004 the Company reassigned the Theater and Releasing entities back to Regent Entertainment.

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

9. RELATED PARTY TRANSACTIONS:
   ---------------------------
        At June 30, 2005, the Company had payables totaling $93,085 due to related entities (mainly an officer family member) of the Company. Subsequent to the fiscal year ended June 30, 2005, the Company offered to issue 100,000 shares of common stock in settlement of $91,117 of these payables. Also see Note 3 for additional related party transactions.