Form 10QSB
period 2005-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2005-11-15
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

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

                                YES X    NO
                                   ---     ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO X
                                   ---     ---


As of November 13, 2005, 25,618,177 shares of Common Stock, $.001 par value per share were outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets (unaudited) -
             September 30, 2005 and June 30, 2005..............................1

         Statements of Operations (unaudited)
             Three months ended September 30, 2005 and 2004 and for the period from March 15, 1995, inception, to September 30, 2005......2

         Statements of Cash Flows (unaudited)
             Three months ended September 30, 2005 and 2004 and for the period from March 15, 1995, inception, to September 30, 2005......3

         Notes to Financial Statements (unaudited).............................5

Item 2.  Management's Discussion and Analysis or Plan of Operations.........6-10

Item 3.  Controls and Procedures..............................................10


                          PART II. OTHER INFORMATION

Item 6.  Exhibits.............................................................11

             Signatures.......................................................12


                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                      (A Development Stage Company)
                                             BALANCE SHEETS
                                              (Unaudited)
                                                                                September 30,     June 30,
                                                                                    2005            2005
                                                                                ------------    ------------
                                                  ASSETS
                                                  ------
CURRENT ASSETS:
     Cash                                                                       $       --      $     41,602
     Trade accounts receivable                                                       137,117           3,474
     Vendor deposits                                                                  53,845          66,062
     Other current assets                                                             14,990           5,439
                                                                                ------------    ------------
         Total current assets                                                        205,952         116,577

PROPERTY AND EQUIPMENT, NET                                                           19,901          14,124
                                                                                ------------    ------------

         TOTAL ASSETS                                                           $    225,853    $    130,701
                                                                                ============    ============

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   -------------------------------------

CURRENT LIABILITIES:
     Accounts payable
         Trade                                                                  $    145,443    $     22,386
         Related party                                                               100,188          93,085
     Customer deposits                                                                13,333          24,196
     Revolving, convertible, redeemable promissory notes
       to related parties                                                            500,000         400,000
     Accrued interest to related parties                                              27,824          15,463
     Other accrued liabilities                                                        45,777          42,735
                                                                                ------------    ------------
         Total current liabilities                                                   832,565         597,865

LONG-TERM CAPITAL LEASE OBLIGATIONS:                                                   8,130           2,207
                                                                                ------------    ------------
         Total liabilities                                                           840,695         600,072

SHAREHOLDERS' DEFICIT:
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized,
         31,000,000 and 29,500,000 shares issued and
         outstanding, respectively (liquidation preference of $516,667)               31,000          29,500
     Preferred Series E stock, $.001 par value, 1,008,985 shares authorized,
         1,008,985 shares issued and outstanding (liquidation
         preference of $1,008,985)                                                     1,009           1,009
     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized,
         4,549,015 shares issued and outstanding (liquidation
         preference of $4,549,015)                                                     4,549           4,549
     Common stock, $.001 par value, 100,000,000 shares authorized,
         25,618,177 issued and outstanding                                            25,619          25,619
     Additional paid-in capital                                                   11,353,212      11,201,712
     Deferred compensation                                                          (281,675)       (232,247)
     Deficit accumulated during the development stage                            (11,748,556)    (11,499,513)
                                                                                ------------    ------------
         Total Shareholders' Deficit                                                (614,842)       (469,371)
                                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     $    225,853    $    130,701
                                                                                ============    ============


                        (See accompanying notes to unaudited financial statements)


                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                  (A Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                                                      March 15, 1995
                                                            Three Months Ended     (Inception) Through
                                                               September 30,           September 30,
                                                           2005            2004            2005
                                                       ------------    ------------    ------------

                                                       $     28,573    $       --      $     80,792
CONSULTING REVENUE

OTHER INCOME:
    Related party interest income                              --              --           162,761
    Other interest income                                        59              35           8,854
    Settlement Income                                          --              --           377,062
    Other                                                      --              --               550
                                                       ------------    ------------    ------------
         Total revenue and other income                      28,632              35         630,019

COSTS AND EXPENSES:
    Cost of consulting revenue                               19,398            --            61,577
    General and administrative                               85,307          97,767       4,696,890
    Research and development                                 60,609            --         4,007,271
    Impairment of intangible assets                            --              --           451,492
    Interest expense - related party                        112,361            --         3,396,504
                                                       ------------    ------------    ------------
         Total costs and expenses                           277,675          97,767      12,613,734
                                                       ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
EXTRAORDINARY GAIN                                     $   (249,043)   $    (97,732)   $(11,983,715)

Loss from discontinued operations                              --              --          (202,278)
Gain on disposal of discontinued operations                    --              --           108,652
                                                       ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                         $   (249,043)   $    (97,732)   $(12,077,341)

Extraordinary gain due to forgiveness of debt                  --              --           328,785
                                                       ------------    ------------    ------------

NET LOSS                                               $   (249,043)   $    (97,732)   $(11,748,556)

ACCRUED PREFERRED SERIES E DIVIDEND                         (12,612)        (12,612)        (92,488)
                                                       ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS             $   (261,655)   $   (110,344)   $(11,841,044)
                                                       ============    ============    ============


NET LOSS PER COMMON SHARE  (BASIC AND DILUTIVE):       $       (.01)   $       --
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     25,618,177      25,618,177
                                                       ============    ============


                    (See accompanying notes to unaudited financial statements)


                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                   (A Development Stage Company)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                                       March 15, 1995
                                                                                        (Inception)
                                                             Three Months Ended           Through
                                                                September 30,           September 30,
                                                            2005            2004            2005
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (Loss)                                    $   (249,043)   $    (97,732)   $(11,748,556)
Adjustments to reconcile net (loss) to net cash used
  in operating activities:
   Loss from discontinued operations                            --              --           202,278
   Gain on disposition of discontinued operations               --              --          (108,652)
   Gain on debt forgiven                                        --              --          (328,785)
   Acquired research and development expense                    --              --         2,536,494
   Impairment of intangible asset                               --              --           451,492
   Depreciation and amortization                               2,304           1,272         294,176
   Amortization of deferred merger costs                        --              --            75,000
   Stock and stock option compensation expense                 3,572            --           220,450
   Interest expense related to debt discount                 100,000            --         1,653,573
   Loss on disposal of property and equipment                   --              --             5,445
(Increase) decrease in:
   Trade accounts receivable                                (133,643)           --          (137,117)
   Inventory                                                    --              --             6,048
   Vendor deposits                                            12,217            --           (53,845)
   Other current assets                                       (9,551)        (15,417)        (71,475)
(Decrease) increase in:
   Accounts payable                                          130,160          23,512          34,940
   Accrued interest payable to shareholders                   12,361            --         1,669,979
   Customer deposits                                         (10,863)           --            13,333
   Other accrued liabilities                                   1,908          (1,060)       (134,223)
                                                        ------------    ------------    ------------
     Net cash used in operating activities                  (140,578)        (89,425)     (5,419,445)
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                          (181)           --          (133,809)
   Proceeds from sale of property and equipment                 --              --            17,030
   Advances to affiliates                                       --              --          (932,925)
   Purchase of notes receivable and security interest           --              --          (225,000)
   Cash received in acquisition                                 --              --           303,812
                                                        ------------    ------------    ------------
     Net cash used in investing activities                      (181)           --          (970,892)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Capital contributions                                        --              --           703,127
   Proceeds from notes payable to shareholders               100,000            --         5,389,754
   Proceeds from line-of-credit                                 --              --           299,505
   Principal payments on leased equipment                       (843)           --            (2,049)
                                                        ------------    ------------    ------------
     Net cash provided by financing activities                99,157            --         6,390,337
                                                        ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                  (41,602)        (89,425)           --
CASH AND CASH EQUIVALENTS, Beginning of Period                41,602          99,813            --
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, End of Period                $       --      $     10,388    $       --
                                                        ============    ============    ============


                    (See accompanying notes to unaudited financial statements)




                                                                                             March 15, 1995
                                                                      Three Months Ended       (Inception)
                                                                         September 30,           Through
                                                                  --------------------------  September 30,
                                                                      2005           2004          2005
                                                                  ------------   -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
   Interest                                                       $       --     $      --     $    26,570
                                                                  ============   ===========   ===========
 Non-cash transactions:
   Issuance of common stock for acquisition of Display Group,
    LLC and Display Optics, Ltd. and conversion of
    convertible debt                                              $       --     $      --     $ 2,199,026
                                                                  ============   ===========   ===========
   Conversion of notes payable stockholders to common stock       $       --     $      --     $   550,000
                                                                  ============   ===========   ===========
   Conversion of interest payable on notes to notes payable       $       --     $      --     $    12,354
                                                                  ============   ===========   ===========
   Retirement of shares in settlement                             $       --     $      --     $     1,402
                                                                  ============   ===========   ===========
   Extinguishment of debt                                         $       --     $      --     $   328,785
                                                                  ============   ===========   ===========
   Conversion of Preferred Series C stock to common stock         $       --     $      --     $     1,844
                                                                  ============   ===========   ===========
   Subscriptions for Preferred Series D stock                     $       --     $      --     $   400,000
                                                                  ============   ===========   ===========
   Cancellation of Subscriptions for Preferred Series D stock     $       --     $  (325,000)  $  (325,000)
                                                                  ============   ===========   ===========
   Conversion of demand notes and accrued interest to
    Preferred Series E stock                                      $       --     $      --     $ 1,008,985
                                                                  ============   ===========   ===========
   Conversion of convertible, redeemable Promissory notes,
    demand notes and accrued interest to Preferred Series F
    stock                                                         $       --     $      --     $ 4,549,015
                                                                  ============   ===========   ===========
   Acquisition of 15,000,000 shares of Preferred Series D
    stock                                                         $       --     $    75,000   $    75,000
                                                                  ============   ===========   ===========
   Equipment acquired under capital lease                         $      7,900   $      --     $    14,603
                                                                  ============   ===========   ===========
   Issuance of  shares of Preferred Series D stock for
    deferred compensation                                         $     53,000   $      --     $   288,000
                                                                  ============   ===========   ===========






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

     These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2005 as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2.

     Subsequent to the quarter ended September 30, 2005, the Company issued two 10% revolving, convertible, redeemable promissory notes: one in the amount of $120,000 to a director and one in the amount of $80,000 to a shareholder. The Notes are unsecured, due on demand and are convertible into shares of the Company's Series D Convertible Preferred Stock at $.0167 per share. The Series D is convertible into the Company's Common Stock at the same price per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements". Such forward-looking statements include, without limitation; statements regarding Advance Display Technologies, Inc.'s ("ADTI" or the "Company") anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2005.

General
-------

     The Opinion Letter from an Independent Registered Public Accounting firm included in the Financial Statement Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 includes a qualification regarding the Company's ability to continue as a going concern because the Company is in the development stage, it has not yet commenced significant operations from its business and has not yet realized significant revenues from operations and it is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

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

     During the fiscal quarter ended September 30, 2005, the Company's efforts were primarily directed toward: (1) building prototypes for the Company's proprietary fiber optic and LED technologies; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities relating to the Company's proprietary fiber optic and LED display technologies; and, (4) continuing to seek additional sources of capital for operations.

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

     On December 1, 2004, the Company entered into an Executive Employment Agreement with Mr. Temple, appointing him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis providing that Mr. Temple would cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. Mr. Temple's employment could permit the Company to expand the principal business of the Company to include consulting, sales and marketing of a variety of large screen display technologies including, plasma, LCD, projection, fiber optic and LED for out-of-home advertising and large screen display signage applications.

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

     During the fiscal quarter ended September 30, 2005, the Company acted as consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. During this period, the Company continued its sales and marketing efforts for its proprietary fiber optic and LED technologies. As a result of these and prior similar efforts, the Company raised additional capital for operations and for the cost of building prototypes of its proprietary fiber optic and LED large screen display technologies to facilitate future sales and marketing demonstrations.

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

Results of Operations
---------------------

     For the fiscal quarter ended September 30, 2005, the Company reported net losses of ($249,043), or ($.01) per share, compared to a net loss of ($97,732), or ($.004) per share, for the fiscal quarter ended September 30, 2004. The increase in net loss for the fiscal quarter ended September 30, 2005 from 2004 is primarily due to: (1) an increase in interest expense of approximately $112,000; (2) cost of consulting revenues of approximately $19,000; and (3) an increase in research and development costs of approximately $61,000; partially off-set by: (a) consulting revenue of approximately $29,000 in 2005 versus none in the prior year period; and (b) a decrease in general and administrative costs of approximately $12,000.

     The Company reported consulting revenue of $28,573 for the fiscal quarter ended September 30, 2005 in connection with the sale of $258,439 in screen systems as a result of the employment of Mr. Temple. There was no such consulting revenue reported for the fiscal quarter ended September 30, 2004. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $59 and $35 for the fiscal quarters ended September 30, 2005 and 2004, respectively.

     The Company reported cost of consulting revenues of $19,398 for the fiscal quarter ended September 30, 3005, consisting primarily of 60% of Mr. Temple's employment related expenses. There were no cost of consulting revenues reported for the fiscal quarter ended September 30, 2004. The Company reported G&A expenses of $85,307 and $97,767 for the fiscal quarters ended September 30, 2005 and 2004, respectively. This decrease is primarily attributable to a decrease in travel expense due to an intense focus on building the prototypes. Total salaries and related expenses increased approximately $44,000 in 2005 from 2004 primarily as a result of the employment of Mr. Temple. However, approximately $18,000 of these total costs were allocated to cost of consulting fees, and approximately $27,000 of these total costs were allocated to research and development costs associated with building several prototypes.

     During the fiscal quarter ended September 30, 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $100,000 to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. The conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance resulting in charges to interest expense totaling $100,000 in the aggregate. While interest expense for the quarter ended September 30, 2005 was approximately $112,000 higher than the same period in the prior year, without the effect of the interest charges from the issuance of the convertible notes, interest expense for the quarter only would have increased by approximately $12,000 from the quarter ended September 30, 2004. This part of the increase was attributable to the conversion of the Company's then outstanding debt in 2004 and new debt issued during the quarter ended September 30, 2005.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2005, the Company reported negative net worth of $614,842 and negative working capital of $626,613 compared to negative net worth of $469,371 and negative working capital of $481,288 at September 30, 2004. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of this fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

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

     Cash flows from financing activities for the fiscal quarter ended September 30, 2005 consisted of the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $100,000. These cash flows have been used primarily for operating expenses, building the prototypes for the Company's proprietary fiber optic and LED screen technologies, sales efforts and pursuing further development of the Company's proprietary screen products.

     There were no cash flows from financing activities for the fiscal quarter ended September 30, 2004.

     At September 30, 2005, the Company reported current assets of $205,952 and a working capital deficit. Current liabilities exceeded current assets by $626,613. At June 30, 2005, current liabilities consisted of: (1) notes to shareholders with accrued interest of $527,824, (2) customer deposits of $13,333, and (3) trade payables and accrued expenses totaling $291,408 which were incurred primarily for business development and operating costs. Included in vendor deposits is a 40% down payment on the LED prototype which is not yet complete. The Company expects to pay an additional $63,504 to the vendor when completed, most likely during the quarter ending December 31, 2005. During the fiscal quarter ended September 30, 2005, the Company offered to issue 100,000 shares of Common Stock to a related party vendor in settlement of a claim for approximately $91,000 in engineering fees which the Company had disputed on account of certain inadequacies in product design and development work performed by the vendor. On November 8, 2005, the vendor accepted the offer and executed a Settlement Agreement and Release of Claims in connection therewith.

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended September 30, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS
----------------

     Exhibit No.    Description
     -----------    -----------

        10.1 Form of Revolving 10% Convertible, Redeemable Promissory Note (incorporated by reference, Form 8-K dated January 11,
                    2005).

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

                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                              (Registrant)




Date: November 14, 2005                       /s/ Matthew W. Shankle
                                              ----------------------------------
                                              Matthew W. Shankle
                                              President, Chief Executive and
                                              Financial Officer