Form 10QSB
period 2005-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2006-02-21
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2005

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

                               YES [ ]      NO [X]

As of February 13, 2006, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets
             December 31, 2005 (unaudited) and June 30, 2005...................1

         Statements of Operations (unaudited)
             Three and six months ended December 31, 2005 and 2004.............2

         Statements of Cash Flows (unaudited)
             Three and six months ended December 31, 2005 and 2004...........3-4

         Notes to Financial Statements (unaudited).............................5

Item 2.  Management's Discussion and Analysis or Plan of Operations..........6-9

             General.........................................................6-7
             Results of Operations...........................................7-8
             Liquidity and Resources.........................................8-9
             Forward Looking Statements.....................................9-10

Item 3.  Controls and Procedures..............................................10



                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................10

Item 6.  Exhibits.............................................................10

         Signatures...........................................................11


                                           PART 1. FINANCIAL INFORMATION
Item 1.
                                         ADVANCE DISPLAY TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                                     December 31,      June 30,
                                                                                         2005            2005
                                                                                     ------------    ------------
                                                                                      (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                                            $     16,679    $     41,602
     Trade accounts receivable                                                             18,001           3,474
     Vendor deposits                                                                         --            66,062
     Other current assets                                                                  16,748           5,439
                                                                                     ------------    ------------
         Total current assets                                                              51,428         116,577

PROPERTY AND EQUIPMENT, NET                                                                91,663          14,124
                                                                                     ------------    ------------

TOTAL ASSETS                                                                         $    143,091    $    130,701
                                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                      ---------------------------------------
CURRENT LIABILITIES:
     Accounts payable
         Trade                                                                       $     80,659    $     22,386
         Related party                                                                      9,384          93,085
     Customer deposits                                                                       --            24,196
     Revolving, convertible, redeemable promissory notes payable-related party            700,000         400,000
     Accrued interest-related parties                                                      44,991          15,463
     Other accrued liabilities                                                             49,576          42,735
                                                                                     ------------    ------------
         Total current liabilities                                                        884,610         597,865

LONG-TERM CAPITAL LEASE OBLIGATION LESS CURRENT MATURITIES:                                 6,895           2,207
                                                                                     ------------    ------------

         Total liabilities                                                                891,505         600,072
                                                                                     ------------    ------------

SHAREHOLDERS' (DEFICIT):
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized,
         25,780,322 and 29,500,000 shares issued and outstanding at December 31,
         2005 and June 30, 2005, respectively (liquidation preference of $430,531)         25,780          29,500
     Preferred Series E stock, $.001 par value, cumulative 5% dividend, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation
         preference of $ 1,113,995)                                                         1,009           1,009
     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized,
         4,549,015 shares issued and outstanding (liquidation preference of
         $ 4,549,015)                                                                       4,549           4,549
     Common stock, $.001 par value, 100,000,000 shares authorized, 26,078,177
         and 25,618,177 issued and outstanding, respectively                               26,079          25,619
     Additional paid-in capital                                                        11,304,505      11,201,712
     Deferred compensation                                                                   --          (232,247)
     (Deficit) accumulated during the development stage                               (12,110,336)    (11,499,513)
                                                                                     ------------    ------------
         Total Shareholders' (Deficit)                                                   (748,414)       (469,371)
                                                                                     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                        $    143,091    $    130,701
                                                                                     ============    ============


                            (See accompanying notes to unaudited financial statements)


                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                   STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                                                                    Cumulative
                                                                                                                  From Inception
                                                        Three Months Ended               Six Months Ended           (March 15,
                                                           December 31,                    December 31,           1995) Through
                                                   ----------------------------    ----------------------------    December 31,
                                                       2005            2004            2005            2004            2005
                                                   ------------    ------------    ------------    ------------    ------------

CONSULTING REVENUE                                 $      5,472    $      1,070    $     34,045    $      1,070    $     86,264

OTHER INCOME:
     Related party interest income                         --              --              --              --           162,761
     Other interest income                                  108              23             166              58           8,962
     Settlement income                                   86,117            --            86,117            --           463,179
     Other                                                 --              --              --              --               550
                                                   ------------    ------------    ------------    ------------    ------------
          Total revenue and other income                 91,697           1,093         120,328           1,128         721,716


COSTS AND EXPENSES:
     Cost of consulting revenue                          19,639           5,625          39,036           5,625          81,216
     General and administrative                         187,358         108,987         272,614         206,754       4,884,248
     Research and development                            29,313            --            89,973            --         4,036,584
     Impairment of intangible asset                        --              --              --              --           451,492
     Interest expense - related parties                 217,167           1,492         329,528           1,492       3,613,671
                                                   ------------    ------------    ------------    ------------    ------------

          Total costs and expenses                      453,477         116,104         731,151         213,871      13,067,211
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE  DISCONTINUED
  OPERATIONS AND EXTRAORDINARY GAIN                $   (361,780)   $   (115,011)   $   (610,823)   $   (212,743)   $(12,345,495)
                                                   ------------    ------------    ------------    ------------    ------------

Loss from discontinued operations                          --              --              --              --          (202,278)
Gain on disposal of discontinued operations                --              --              --              --           108,652
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                     $   (361,780)   $   (115,011)   $   (610,823)   $   (212,743)   $(12,439,121)
                                                   ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
   EXTINGUISHMENT OF DEBT                                  --              --              --              --           328,785
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                                           $   (361,780)   $   (115,011)   $   (610,823)   $   (212,743)   $(12,110,336)
                                                   ============    ============    ============    ============    ============

   ACCRUED PERFERRED SERIES E DIVIDEND                  (12,612)        (12,612)        (25,224)        (25,224)       (105,100)
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $   (374,392)   $   (127,623)   $   (636,047)   $   (237,967)   $(12,215,436)
                                                   ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTIVE):    $       (.01)   $       --      $       (.03)   $       (.01)
                                                   ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                             25,675,786      25,618,177      25,646,981      25,618,177
                                                   ============    ============    ============    ============


                                  (See accompanying notes to unaudited financial statements)


                                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           From
                                                                                                                        Inception
                                                            Three Months Ended              Six Months Ended           (March 15,
                                                               December 31,                    December 31,           1995) Through
                                                       ----------------------------    ----------------------------    December 31,
                                                           2005            2004            2005            2004            2005
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (Loss)                                           $   (361,780)   $   (115,011)   $   (610,823)   $   (212,743)   $(12,110,336)
Adjustments to reconcile net (loss) to net
 Cash used in operating activities:
  Loss from discontinued operations                            --              --              --              --           202,278
  Gain on disposition of discontinued operations               --              --              --              --          (108,652)
  Gain on debt forgiven                                        --              --              --              --          (328,785)
  Acquired research and development expense                    --              --              --              --         2,536,494
  Impairment of intangible asset                               --              --              --              --           451,492
  Depreciation and amortization                               4,748           1,272           7,052           2,544         298,924
  Amortization of deferred merger costs                        --              --              --              --            75,000
  Stock and stock option compensation expense                12,409             134          15,981             134         232,859
  Interest expense related to debt discount                 200,000            --           300,000            --         1,853,573
  Loss on disposal of property and equipment                   --              --              --              --             5,445
(Increase) decrease in:
  Trade accounts receivable                                 119,116          (7,847)        (14,527)         (7,847)        (18,001)
  Inventory                                                    --              --              --              --             6,048
  Vendor deposits                                            53,845            --            66,062            --              --
  Other current assets                                       (1,758)         74,788         (11,309)         59,371         (73,233)
(Decrease)  increase in:
  Accounts payable                                         (150,589)         16,574         (20,429)         40,086        (115,649)
  Interest payable to shareholders                           17,167           1,492          29,528           1,492       1,687,146
  Customer deposits                                         (13,333)           --           (24,196)           --              --
  Other accrued liabilities                                   3,597         (70,772)          5,505         (71,832)       (130,626)
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash used in operating activities                (116,578)        (99,370)       (257,156)       (188,795)     (5,536,023)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchases of property and equipment                       (76,510)           --           (76,691)           --          (210,319)
  Proceeds from sale of property and equipment                 --              --              --              --            17,030
  Advances to affiliates                                       --              --              --              --          (932,925)
  Purchase of notes receivable and security interest           --              --              --              --          (225,000)
  Cash received in acquisition                                 --              --              --              --           303,812
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash used in investing activities                 (76,510)           --           (76,691)           --        (1,047,402)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Capital contributions                                        --              --              --              --           703,127
  Proceeds from exercise of options                          10,800            --            10,800            --            10,800
  Proceeds from notes payable to shareholders               200,000         127,500         300,000         127,500       5,589,754
  Proceeds from line of credit                                 --              --              --              --           299,505
  Principal payments on leased equipment                     (1,033)           --            (1,876)           --            (3,082)
                                                       ------------    ------------    ------------    ------------    ------------
      Net cash provided by financing activities             209,767         127,500         308,924         127,500       6,600,104
                                                       ------------    ------------    ------------    ------------    ------------

Increase (decrease) in cash                                  16,679          28,130         (24,923)        (61,295)         16,679
Cash & cash equivalent at beginning of period                  --            10,388          41,602          99,813            --
                                                       ------------    ------------    ------------    ------------    ------------
Cash & cash equivalent at end of period                $     16,679    $     38,518    $     16,679    $     38,518    $     16,679
                                                       ============    ============    ============    ============    ============


                                    (See accompanying notes to unaudited financial statements)


                                          ADVANCE DISPLAY TECHNOLOGIES, INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                              Cumulative
                                                                                                                 From
                                                                                                               Inception
                                                        Three Months Ended            Six Months Ended         (March 15,
                                                           December 31,                  December 31,        1995) Through
                                                    --------------------------   --------------------------   December 31,
                                                        2005           2004          2005           2004          2005
                                                    -----------    -----------   -----------    -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Interest                                          $      --      $      --     $      --      $      --     $    26,570
                                                    ===========    ===========   ===========    ===========   ===========
Non-cash transactions:
Issuance of common stock for acquisition of
   Display Group, LLC and Display Optics, Ltd.
   And conversion of convertible debt               $      --      $      --     $      --      $      --     $ 2,199,026
                                                    ===========    ===========   ===========    ===========   ===========
Conversion of notes payable to stockholders to
   common stock                                     $      --      $      --     $      --      $      --     $   550,000
                                                    ===========    ===========   ===========    ===========   ===========
Conversion of interest payable on notes to notes
   payable                                          $      --      $      --     $      --      $      --     $    12,354
                                                    ===========    ===========   ===========    ===========   ===========
Retirement of shares in settlement                  $      --      $      --     $      --      $      --     $     1,402
                                                    ===========    ===========   ===========    ===========   ===========
Extinguishment of debt                              $      --      $      --     $      --      $      --     $   328,785
                                                    ===========    ===========   ===========    ===========   ===========
Conversion of Preferred Series C stock to
   to common stock                                  $      --      $      --     $      --      $      --     $     1,844
                                                    ===========    ===========   ===========    ===========   ===========
Subscriptions for Preferred Series D stock          $      --      $      --     $      --      $      --     $   400,000
                                                    ===========    ===========   ===========    ===========   ===========
Cancellation of Subscriptions for Preferred
   Series D stock                                   $      --      $      --     $      --      $  (325,000)  $  (325,000)
                                                    ===========    ===========   ===========    ===========   ===========
Conversion of demand notes and accrued
   Interest to Preferred Series E stock             $      --      $      --     $      --      $      --     $ 1,008,985
                                                    ===========    ===========   ===========    ===========   ===========
Conversion of convertible, redeemable
   Promissory notes, demand notes and accrued
   interest to Preferred Series F stock             $      --      $      --     $      --      $      --     $ 4,549,015
                                                    ===========    ===========   ===========    ===========   ===========
Acquisition of 15,000,000 shares of Preferred
   Series D stock                                   $      --      $      --     $      --      $    75,000   $    75,000
                                                    ===========    ===========   ===========    ===========   ===========
Equipment acquired under capital lease              $     7,900    $      --     $     7,900    $      --     $    14,603
                                                    ===========    ===========   ===========    ===========   ===========
Issuance of shares of Common Stock for debt         $     5,000    $      --     $     5,000    $      --     $     5,000
                                                    ===========    ===========   ===========    ===========   ===========
Issuance of shares of Preferred Series D stock
   for deferred compensation                        $    16,500    $    25,000   $    69,500    $    25,000   $   304,500
                                                    ===========    ===========   ===========    ===========   ===========

Cancellation of unearned Preferred Series D stock   $  (297,491)   $      --     $  (297,491)   $      --     $  (297,491)
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

Note 1. - Interim Financial Statements
--------------------------------------

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

     These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the fiscal year ended June 30, 2005 as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2. - Revolving, Convertible, Redeemable Promissory Notes Payable and 10% Demand Note - Related Party
-----------------------------------------------------------------------------

     During the quarter and six months ended December 31, 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $200,000 and $300,000 to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. Because the conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $200,000 and $300,000 for the quarter and six-month periods, for their issuance. Subsequent to December 31, 2005, the Company issued an additional revolving, convertible, redeemable promissory note with the same terms in the amount of $40,000 to a shareholder, and issued a 10% Demand note in the amount of $100,000 to a director.

Note 3. - Shareholders' Equity
------------------------------

Preferred Series D Stock
------------------------

     Pursuant to an employment agreement between the Company and an officer of the Company, the Company issued 6,000,000 shares of Series D Preferred shares from December 2004 through October 2005, subject to reduction based on net sales revenues generated by the officer for the Company through December 31, 2005 as described in the Agreement. Effective December 31, 2005 the officer had earned 280,322 of the Series D Preferred shares and the remaining 5,719,678 shares were returned to authorized, unissued Series D Preferred shares.

Common Stock
------------

     Also pursuant to the same employment agreement, the officer was granted options to purchase 1,680,000 shares of common stock effective October 20, 2005 at an exercise price of $.03 per share. Of the options granted, 360,000 vested October 20, 2005, and 120,000 vest on the first day of each quarter thereafter beginning January 1, 2006 until fully vested. The grant of these options resulted in a charge to compensation expense of $11,725 for the quarter. On December 31, 2005 and January 1, 2006, the officer exercised 360,000 and 120,000 of these options, for $10,800 and $3,600, respectively.

     During the quarter ended September 30, 2005, the Company offered to issue 100,000 shares of Common Stock to a related party vendor in settlement of a claim for approximately $91,000 in engineering fees which the Company had disputed on account of certain inadequacies in product design and development work performed by the vendor. On November 8, 2005, the vendor accepted the offer and executed a Settlement Agreement and Release of Claims in connection therewith. The Company reported a gain on the settlement of approximately $86,000.

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

     The Company had previously entered into an Executive Employment Agreement with Mr. Temple, effective December 1, 2004, appointing him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis, providing that Mr. Temple would cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. Mr. Temple's employment could permit the Company to expand the principal business of the Company to include consulting, sales and marketing of a variety of large screen display technologies including, plasma, LCD, projection, fiber optic and LED for out-of-home advertising and large screen display signage applications.

     During the first six months of fiscal 2006, the Company's efforts have been primarily directed toward: (1) building and showcasing prototypes for the Company's proprietary fiber optic and LED technologies; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities relating to the Company's proprietary fiber optic and LED display technologies; and (4) continuing to seek additional sources of capital for operations.

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

     During the six months ended December 30, 2005, the Company acted as consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. During this period, the Company continued its sales and marketing efforts for its proprietary fiber optic and LED technologies. As a result of these and prior similar efforts, the Company has raised additional capital for operations and for the cost of building prototypes of its proprietary fiber optic and LED large screen display technologies to facilitate future sales and marketing demonstrations.

     There can be no assurance that the Company will be successful in generating enough revenue from sales to sustain the Company's operating expenses or, in the absence of such revenue, raising additional capital to fund operating losses, finding and exploiting new business opportunities or marketing its proprietary fiber optic and LED technologies. Even if the Company generates a substantial amount of new sales orders, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders. If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

Results of Operations
---------------------

     For the fiscal quarter and six months ended December 31, 2005, the Company reported net losses of ($361,780) and ($610,823), or ($.01) and ($.03) loss per share, respectively, compared to net losses of ($115,011) and ($212,743), or ($.00) and ($.01) loss per share for the same fiscal periods ended December 31, 2004. The increase in net loss for the fiscal quarter and six months ended December 31, 2005 from 2004 is primarily due to: (1) an increase in cost of consulting revenues of approximately $14,000 and $33,000; (2) an increase in general and administrative expenses of approximately $78,000 and $66,000; (3) an increase in research and development costs of approximately $29,000 and $90,000; and (4) an increase in interest expense of approximately $216,000 and $328,000, respectively. These increases were partially offset by: (1) an increase in consulting revenue of approximately $4,000 and $33,000 in 2005 over the same periods in the prior year; and (2) settlement income totaling approximately $86,000 for the quarter and six months ended December 31, 2005.

     The Company reported consulting revenue of $5,472 and $33,045 for the quarter and six month periods ended December 31, 2005 in connection with the sale of $34,528 and $264,394, respectively, in screen systems as a result of the employment of Mr. Temple. The Company reported $1,070 in consulting revenue in connection with the sale of $10,556 in screen system sales for the quarter and six-month periods ended December 31, 2004. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $108 and $166 for the quarter and six months ended December 31, 2005, respectively, compared to $23 and $58 for the same periods in 2004.

     The Company reported cost of consulting revenues of $19,639 and $39,036 for the quarter and six months ended December 31, 2005, compared to $5,625 for the same periods in 2004. These costs consist primarily of an allocation of Mr. Temple's employment expenses related to these revenues.

     The Company reported G&A expenses of $187,358 and $272,614 for the quarter and six months ended December 31, 2005, respectively, compared to $108,987 and $206,754 for the same periods in 2004. These increases are primarily attributable to an increase in travel and associated costs in connection with completing and showcasing the UltraNet Screen and the FiberVision Screen prototypes. Total salaries and related expenses for the six-month period increased approximately $79,000 in 2005 from 2004 primarily as a result of the employment of Mr. Temple for six months in 2005 and one month in 2004 and hiring an office manager in November 2005. Approximately $37,000 of these costs were allocated to cost of consulting fees, and $44,000 were allocated to research and development costs associated with building the prototypes.

     During the quarter and six months ended December 31, 2005, the Company completed two prototypes for demonstration. The UltraNet prototype was assembled by a third party sign manufacturer, supervised by the Company, and the FiberVision Screen prototype was assembled internally. Approximately $29,000 and $90,000 was expended on these efforts for the quarter and six months ended December 31, 2005.

     During the quarter and six months ended December 31, 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $200,000 and $300,000 to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. Because the conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $200,000 and $300,000 for the quarter and six-month periods, for their issuance. While interest expense for the quarter and six months ended December 31, 2005 was approximately $216,000 and $328,000 higher, respectively, than the same periods in the prior year, the increases are substantially less if the $200,000 and $300,000 imputed interest charges for the new issuance are excluded from interest expense. This part of the increase was attributable to the conversion of the Company's then outstanding debt in 2004 and new debt issued during the quarter and six months ended December 31, 2005.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At December 31, 2005, the Company reported negative net worth of $784,414 and negative working capital of $833,182 compared to negative net worth of $469,371 and negative working capital of $481,288 at June 30, 2005. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the third quarter of this fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

     If the Company is able to achieve these goals in the short term, the Company's capital requirements thereafter will then depend on numerous new factors. The Company's management believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements should be adequate to meet the Company's obligations and commitments, and would enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce the scope of its operations or even liquidate entirely.

     Cash flows from financing activities for the six months ended December 31, 2005 consisted of proceeds from the exercise of stock options totaling $10,800 and the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $300,000, partially offset by principal payments on leased equipment of $1,876. These cash flows have been used primarily for operating expenses, building and showcasing the prototypes of the Company's proprietary fiber optic and LED screen technologies, sales efforts and pursuing further development of the Company's proprietary screen products.

     Cash flows from financing activities for the six months ended December 31, 2004 consisted of the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $127,500. These funds were used primarily for general operating expenses.

     At December 31, 2005, the Company reported current assets of $51,428 and a working capital deficit. Current liabilities exceeded current assets by $833,182. At December 31, 2005, current liabilities consisted of: (1) notes to shareholders with accrued interest of $744,991, and (2) trade payables and accrued expenses totaling $139,619 which were incurred primarily for business development, completing and showcasing the two prototypes and operating costs. During the quarter ended September 30, 2005, the Company offered to issue 100,000 shares of Common Stock to a related party vendor in settlement of a claim for approximately $91,000 in engineering fees which the Company had disputed on account of certain inadequacies in product design and development work performed by the vendor. On November 8, 2005, the vendor accepted the offer and executed a Settlement Agreement and Release of Claims in connection therewith. Subsequent to December 31, 2005, the Company issued an additional revolving, convertible, redeemable promissory note with the same terms in the amount of $40,000 to a shareholder, and issued a 10% Demand note in the amount of $100,000 to a director.

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

     Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company's Form 10-KSB for the fiscal year ended June 30, 2005 or other subsequent reports filed with the Securities and Exchange Commission.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

     During the quarter, the Company issued 360,000 shares of its Common Stock to an executive officer, John W. Temple, pursuant to the exercise of 360,000 stock options at $.03 per share. The offer and sale of the Common Stock were exempt from registration under the Act as a private offering to an "accredited investor" under Sections 4(2) and 4(6) of the Act Rules 505 and 506 of Regulation D thereunder.


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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended December 31, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.


                           PART II. OTHER INFORMATION

Item 6. EXHIBITS
----------------

     (a) Exhibits

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

                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (Registrant)




      Date: February 21, 2006                /s/ Matthew W. Shankle
                                             -----------------------------------
                                             Matthew W. Shankle
                                             President, Chief Executive and
                                             Financial Officer