Form 10QSB
period 2006-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2006-05-12
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

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


As of May 10, 2006, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets
             March 31, 2006 (unaudited) and June 30, 2005......................1

         Statements of Operations (unaudited)
             Three and nine months ended March 31, 2006 and 2005...............2

         Statements of Cash Flows (unaudited)
             Nine months ended March 31, 2006 and 2005.......................3-4

         Notes to Financial Statements (unaudited)...........................5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations.........6-10

             General.........................................................6-7
             Results of Operations...........................................7-8
             Liquidity and Capital Resources.................................8-9
             Forward Looking Statements.....................................9-10

Item 3.  Controls and Procedures..............................................10



                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds...........11

Item 6.  Exhibits.............................................................11

         Signatures...........................................................12


                                        PART 1. FINANCIAL INFORMATION
Item 1.
                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                                               BALANCE SHEETS

                                                                                     March 31,        June 30,
                                                                                        2006            2005
                                                                                    ------------    ------------
                                                                                     (Unaudited)
                                       ASSETS
                                       ------
CURRENT ASSETS:
     Cash                                                                           $     79,265    $     41,602
     Trade accounts receivable, net                                                       17,184           3,474
     Vendor deposits                                                                        --            66,062
     Other current assets                                                                 18,185           5,439
                                                                                    ------------    ------------
         Total current assets                                                            114,634         116,577

PROPERTY AND EQUIPMENT, NET                                                               89,857          14,124
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $    204,491    $    130,701
                                                                                    ============    ============

                       LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                       ---------------------------------------
CURRENT LIABILITIES:
     Accounts payable
         Trade                                                                      $     89,800    $     22,386
         Related party                                                                    27,381          93,085
     Customer deposits                                                                      --            24,196
     Revolving, convertible, redeemable promissory notes payable-related party           740,000         400,000
     Demand notes payable-related party                                                  200,000            --
     Accrued interest-related parties                                                     64,652          15,463
     Other accrued liabilities                                                            49,323          42,735
                                                                                    ------------    ------------
         Total current liabilities                                                     1,171,156         597,865

LONG-TERM CAPITAL LEASE OBLIGATION LESS CURRENT MATURITIES:                                6,280           2,207
                                                                                    ------------    ------------

         Total liabilities                                                             1,177,436         600,072
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized,
         25,780,322 and 29,500,000 shares issued and outstanding, respectively
         (liquidation preference of $430,531)                                             25,780          29,500
     Preferred Series E stock, $.001 par value, cumulative 5% dividend,1,008,985 shares authorized, 1,008,985 shares issued and outstanding, respectively
         (liquidation preference of $1,126,697)                                            1,009           1,009
     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized,
         4,549,015 shares issued and outstanding (liquidation preference
         of $4,549,015)                                                                    4,549           4,549
     Common stock, $.001 par value, 100,000,000 shares authorized, 26,198,177 and
         25,618,177 issued and outstanding, respectively                                  26,199          25,619
     Additional paid-in capital
                                                                                      11,351,894      11,201,712
     Deferred compensation                                                                  --          (232,247)
     (Deficit) accumulated during the development stage                              (12,382,376)    (11,499,513)
                                                                                    ------------    ------------
         Total Shareholders' (Deficit)                                                  (972,945)       (469,371)
                                                                                    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                       $    204,491    $    130,701
                                                                                    ============    ============


                         (See accompanying notes to unaudited financial statements)


                                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                                                                    Cumulative
                                                                                                                  From Inception
                                                                                                                    (March 15,
                                                        Three Months Ended              Nine Months Ended          1995) Through
                                                             March 31,                       March 31,               March 31,
                                                   ----------------------------    ----------------------------    ------------
                                                       2006            2005            2006            2005            2006
                                                   ------------    ------------    ------------    ------------    ------------

CONSULTING REVENUE                                 $      6,750    $      1,232    $     40,795    $      2,302    $     93,014

OTHER INCOME:
        Related party interest income                      --              --              --              --           162,761
        Other interest income                                 4              21             170              79           8,966
        Settlement income                                  --              --            86,117            --           463,179
        Other                                              --              --              --              --               550
                                                   ------------    ------------    ------------    ------------    ------------
          Total revenue and other income                  6,754           1,253         127,082           2,381         728,470


COSTS AND EXPENSES:
        Cost of consulting revenue                       13,341          15,352          52,377          20,977          94,557
        General and administrative                      169,632         109,369         442,246         316,123       5,053,880
        Research and development                         36,160            --           126,133            --         4,072,744
        Impairment of intangible asset                     --              --              --              --           451,492
        Interest expense - related parties               59,661           4,289         389,189           5,781       3,673,332
                                                   ------------    ------------    ------------    ------------    ------------

          Total costs and expenses                      278,794         129,010       1,009,945         342,881      13,346,005
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY GAIN                $   (272,040)   $   (127,757)   $   (882,863)   $   (340,500)   $(12,617,535)
                                                   ------------    ------------    ------------    ------------    ------------

Loss from discontinued operations                          --              --              --              --          (202,278)
Gain on disposal of discontinued operations                --              --              --              --           108,652
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                     $   (272,040)   $   (127,757)   $   (882,863)   $   (340,500)   $(12,711,161)
                                                   ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO
   EXTINGUISHMENT OF DEBT                                  --              --              --              --           328,785
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                                           $   (272,040)   $   (127,757)   $   (882,863)   $   (340,500)   $(12,382,376)
                                                   ============    ============    ============    ============    ============

   ACCRUED PERFERRED SERIES E DIVIDEND                  (12,612)        (12,612)        (37,836)        (37,836)       (117,712)
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $   (284,652)   $   (140,369)   $   (920,699)   $   (378,336)   $(12,500,088)
                                                   ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE  (BASIC AND DILUTIVE):   $       (.01)   $       --      $       (.03)   $       (.01)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                             26,196,844      25,618,177      25,827,593      25,618,177
                                                   ============    ============    ============    ============


                                 (See accompanying notes to unaudited financial statements)


                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                                        Cumulative
                                                                                      From Inception
                                                                                        (March 15,
                                                            Nine Months Ended         1995) Through
                                                                 March 31,               March 31,
                                                       ----------------------------    ------------
                                                           2006            2005            2006
                                                       ------------    ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (Loss)                                           $   (882,863)   $   (340,500)   $(12,382,376)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Loss from discontinued operations                            --              --           202,278
  Gain on disposition of discontinued operations               --              --          (108,652)
  Gain on debt forgiven                                        --              --          (328,785)
  Acquired research and development expense                    --              --         2,536,494
  Impairment of intangible asset                               --              --           451,492
  Depreciation and amortization                               9,375           3,861         301,247
  Amortization of deferred merger costs                        --              --            75,000
  Stock and stock option compensation expense                19,889             288         236,767
  Interest expense related to debt discount                 340,000            --         1,893,573
  Loss on disposal of property and equipment                   --              --             5,445
(Increase) decrease in:
  Trade accounts receivable                                 (13,710)         (6,598)        (17,184)
  Inventory                                                    --              --             6,048
  Vendor deposits                                            66,062        (121,116)           --
  Other current assets                                      (12,746)         59,583         (74,670)
(Decrease)  increase in:
  Accounts payable                                            6,710          56,335         (88,510)
  Interest payable to shareholders                           49,189           5,781       1,706,807
  Customer deposits                                         (24,196)        130,223            --
  Other accrued liabilities                                   5,717         (68,912)       (130,414)
                                                       ------------    ------------    ------------
      Net cash used in operating activities                (436,573)       (281,055)     (5,715,440)
                                                       ------------    ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchases of property and equipment                       (77,208)           --          (210,836)
  Proceeds from sale of property and equipment                 --              --            17,030
  Advances to affiliates                                       --              --          (932,925)
  Purchase of notes receivable and security interest           --              --          (225,000)
  Cash received in acquisition                                 --              --           303,812
                                                       ------------    ------------    ------------
      Net cash used in investing activities                 (77,208)           --        (1,047,919)
                                                       ------------    ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Capital contributions                                        --              --           703,127
  Proceeds from exercise of options                          14,400            --            14,400
  Proceeds from notes payable to shareholders               540,000         185,000       5,829,754
  Proceeds from line of credit                                 --              --           299,505
  Principal payments on leased equipment                     (2,956)           (470)         (4,162)
                                                       ------------    ------------    ------------
      Net cash provided by financing activities             551,444         184,530       6,842,624
                                                       ------------    ------------    ------------

Increase (decrease) in cash                                  37,663         (96,525)         79,265
Cash & cash equivalent at beginning of period                41,602          99,813            --
                                                       ------------    ------------    ------------
Cash & cash equivalent at end of period                $     79,265    $      3,288    $     79,265
                                                       ============    ============    ============


                     (See accompanying notes to unaudited financial statements)


                             ADVANCE DISPLAY TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                                 Cumulative
                                                                               From Inception
                                                                                 (March 15,
                                                         Nine Months Ended      1995) Through
                                                             March 31,            March 31,
                                                    --------------------------   -----------
                                                        2006           2005          2006
                                                    -----------    -----------   -----------

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
                INFORMATION
Cash paid for:
  Interest                                          $      --      $      --     $    26,570
                                                    ===========    ===========   ===========
Non-cash transactions:
Issuance of common stock for acquisition of
   Display Group, LLC and Display Optics, Ltd.
   and conversion of convertible debt               $      --      $      --     $ 2,199,026
                                                    ===========    ===========   ===========
Conversion of notes payable to stockholders to
   common stock                                     $      --      $      --     $   550,000
                                                    ===========    ===========   ===========
Conversion of interest payable on notes to notes
   payable                                          $      --      $      --     $    12,354
                                                    ===========    ===========   ===========
Retirement of shares in settlement                  $      --      $      --     $     1,402
                                                    ===========    ===========   ===========
Extinguishment of debt                              $      --      $      --     $   328,785
                                                    ===========    ===========   ===========
Conversion of Preferred Series C stock to
   to common stock                                  $      --      $      --     $     1,844
                                                    ===========    ===========   ===========
Subscriptions for Preferred Series D stock          $      --      $      --     $   400,000
                                                    ===========    ===========   ===========
Cancellation of Subscriptions for Preferred
   Series D stock                                   $      --      $  (325,000)  $  (325,000)
                                                    ===========    ===========   ===========
Conversion of demand notes and accrued
   interest to Preferred Series E stock             $      --      $      --     $ 1,008,985
                                                    ===========    ===========   ===========
Conversion of convertible, redeemable
   promissory notes, demand notes and accrued
   interest to Preferred Series F stock             $      --      $      --     $ 4,549,015
                                                    ===========    ===========   ===========
Acquisition of 15,000,000 shares of Preferred
   Series D stock                                   $      --      $    75,000   $    75,000
                                                    ===========    ===========   ===========
Equipment acquired under capital lease              $     7,900    $      --     $    14,603
                                                    ===========    ===========   ===========
Issuance of shares of Common Stock for debt         $     5,000    $      --     $     5,000
                                                    ===========    ===========   ===========
Issuance of shares of Preferred Series D stock
   for deferred compensation                        $    69,500    $   150,000   $   304,500
                                                    ===========    ===========   ===========
Cancellation of unearned Preferred Series D stock   $  (297,491)   $      --     $  (297,491)
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

Note 2. - Revolving, Convertible, Redeemable Promissory Notes Payable and 10% Demand Notes - Related Party
-----------------------------------------------------------------------------

     During the quarter and nine months ended March 31, 2006, the Company issued revolving, convertible, redeemable promissory notes totaling $40,000 and $340,000, respectively, to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. Because the conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $40,000 and $340,000 for the quarter and nine-month periods, for their issuance. In addition, during the quarter ended March 31, 2006, the Company issued 10% demand notes totaling $200,000 to these same individuals. Subsequent to the fiscal quarter ended March 31, 2006, the Company issued a 10% demand note totaling $100,000 to the director.

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

Common Stock
------------

     Also pursuant to the same employment agreement, the officer was granted options to purchase 1,680,000 shares of common stock effective October 20, 2005 at an exercise price of $.03 per share. Of the options granted, 360,000 vested October 20, 2005, and 120,000 vest on the first day of each quarter thereafter beginning January 1, 2006 until fully vested. The grant of these options resulted in a charge to compensation expense of $3,908 and $15,633 for the quarter and nine months ended March 31, 2006. On December 31, 2005 and January 1, 2006, the officer exercised 360,000 and 120,000 of these options for $10,800 and $3,600, respectively.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

General
-------

     The Opinion Letter from an Independent Registered Public Accounting firm included in the Financial Statement Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 includes a qualification regarding the Company's ability to continue as a going concern because the Company is in the development stage, it has not yet commenced significant operations from its business and has not yet realized significant revenues from operations and the Company is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

     Effective February 28, 2005, the Company entered into a definitive Technology License Agreement with one of the Company's executives, John Temple (the "Employee") and certain entities controlled by him irrevocably granting the Company an exclusive worldwide, perpetual and irrevocable license for all of their prior inventions, trade secrets and intellectual property of, concerning, or related to the technology known as the "PMV" and the "UltraNet" Light Emitting Diode (LED) display technologies, including but not limited to all patents, patent applications, trademarks, copyrights, know how and any other confidential or proprietary information (the "Licensed Technology"). As compensation, the Company agreed to pay a royalty equal to four percent (4%) of the gross revenues received for sales of products utilizing the Licensed Technology (the "Royalty"), except that the Company has the right to set off against any payment of the Royalty any funds expended by Company in development, engineering, legal, marketing and other costs of the products and/or technologies from which the Royalty is derived prior to being obligated to pay any Royalty to Employee. Royalty payments are perpetual, without regard to Mr. Temple's employment with the Company.

     Prior to the Technology License Agreement, the Company had entered into an Executive Employment Agreement with Mr. Temple, effective December 1, 2004, and at that time, appointed him as Executive Vice President of Sales and Marketing for a three year term and thereafter on a month to month basis, providing that Mr. Temple would cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide.

     During the first nine months of fiscal 2006, the Company's efforts have been primarily directed toward: (1) building and showcasing prototypes for the Company's proprietary fiber optic and LED technologies; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company's proprietary display technologies; and (4) continuing to seek additional sources of capital for operations.

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

     The Company's sales organization utilizes a consultative approach toward creating and specifying the best video display solutions for its customers. The Company's sales ability is further enhanced by the Company's ability to exclusively offer its proprietary fiber optic and LED products to its customers as well as any other display technology which best matches the customer's display application.

     During the nine months ended March 31, 2006, the Company acted as consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. During this period, the Company continued its product development and sales and marketing efforts for its proprietary fiber optic and LED technologies. As a result of these and prior similar efforts, the Company has raised additional capital for operations for the cost of building prototypes of its proprietary fiber optic and LED large screen display technologies, to develop production capacity for its LED large screen display technologies and to facilitate sales and marketing demonstrations.

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

Results of Operations
---------------------

     For the fiscal quarter and nine months ended March 31, 2006, the Company reported net losses of ($272,040) and ($882,863), or ($.01) and ($.03) loss per share, respectively, compared to net losses of ($127,757) and ($340,500), or ($.00) and ($.01) loss per share for the same fiscal periods ended March 31, 2005. The increase in net loss for the fiscal quarter and nine months ended March 31, 2006 from 2005 is primarily due to: (1) an increase in cost of consulting revenues of approximately $31,000 for the nine-month period; (2) an increase in general and administrative expenses of approximately $60,000 and $126,000; (3) an increase in research and development costs of approximately $36,000 and $126,000; and (4) an increase in interest expense of approximately $55,000 and $383,000, respectively. These increases were partially offset by:
(1) an increase in consulting revenue of approximately $6,000 and $38,000 in 2006 over the same periods in the prior year; and (2) settlement income totaling approximately $86,000 for the nine months ended March 31, 2006.

     The Company reported consulting revenue of $6,750 and $40,795 for the quarter and nine month periods ended March 31, 2006 in connection with the sale of $45,000 and $343,439, respectively, in screen systems as a result of the employment of Mr. Temple. The Company reported $1,232 and $2,302 in consulting revenue in connection with the sale of $12,488 and $25,890 in screen system sales for the quarter and nine-month periods ended March 31, 2005. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $4 and $170 for the quarter and nine months ended March 31, 2006, respectively, compared to $21 and $79 for the same periods in 2005.

     The Company reported cost of consulting revenues of $13,341 and $52,377 for the quarter and nine months ended March 31, 2006, compared to $15,352 and $20,977 for the same periods in 2005. These costs consist primarily of an allocation of Mr. Temple's employment expenses related to these revenues.

     The Company reported G&A expenses of $169,632 and $442,246 for the quarter and nine months ended March 31, 2006, respectively, compared to $109,369 and $316,123 for the same periods in 2005. These increases are primarily attributable to an increase in travel and associated costs in connection with completing and showcasing the UltraNet Screen and the FiberVision Screen prototypes. Total salaries and related expenses for the nine-month period increased approximately $114,000 in 2006 from 2005 primarily as a result of the employment of Mr. Temple for nine months in 2006 compared to four months in 2005 and hiring an office manager in November 2005. Approximately $50,000 of total salaries and related expenses were allocated to cost of consulting fees, and $80,000 were allocated to research and development costs associated with building the prototypes. Professional fees increased for the nine months ended March 31, 2006 from 2005 primarily due to engaging an entity to provide financial and related services as the Company proceeds with its sales and marketing efforts. Also during the nine months ended March 31, 2006, the Company expended approximately $83,000 to showcase the prototypes.

     During the quarter and nine months ended March 31, 2006, the Company completed two prototypes for demonstration. The UltraNet prototype was assembled by a third party sign manufacturer, supervised by the Company, and the FiberVision Screen prototype was assembled internally. The Company incurred $36,160 and $126,133 in expenses on these efforts for the quarter and nine months ended March 31, 2006.

     During the quarter and nine months ended March 31, 2006, the Company issued revolving, convertible, redeemable promissory notes totaling $40,000 and $340,000 to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. Because the conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $40,000 and $340,000 for the quarter and nine-month periods, for their issuance. While interest expense for the quarter and nine months ended March 31, 2006 was approximately $55,000 and $383,000 higher, respectively, than the same periods in the prior year, the increases are substantially less if the $40,000 and $340,000 imputed interest charges for the new issuance are excluded from interest expense. The remaining part of the increase was attributable to the conversion of the Company's then outstanding debt in 2005 and new debt issued during the quarter and nine months ended March 31, 2006.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At March 31, 2006, the Company reported negative net worth of $972,945 and negative working capital of $1,056,522 compared to negative net worth of $469,371 and negative working capital of $481,288 at June 30, 2005. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the first quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

     If the Company is able to achieve these goals in the short term, the Company's capital requirements thereafter will then depend on numerous new factors. The Company's management believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements, should be adequate to meet the Company's obligations and commitments, and should enable the Company to continue to conduct its operations in accordance with its current business plan. Offerings of securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce the scope of its operations or even liquidate entirely.

     Cash flows from financing activities for the nine months ended March 31, 2006 consisted of: 1) proceeds from the exercise of stock options totaling $14,400; 2) the issuance of 10% revolving, convertible, redeemable promissory notes to a director and a shareholder totaling $340,000; and 3) the issuance of 10% demand notes to a director and a shareholder totaling $200,000. These were partially offset by principal payments on leased equipment of $2,956. These cash flows have been used primarily for operating expenses, building and showcasing the prototypes of the Company's proprietary fiber optic and LED screen technologies, sales efforts and pursuing further development of the Company's proprietary screen products and production capacity.

     Cash flows from financing activities for the nine months ended March 31, 2005 consisted of the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $185,000, partially offset by principal payments on lease equipment of $470. These funds were used primarily for general operating expenses.

     At March 31, 2006, the Company reported current assets of $114,634 and a working capital deficit. Current liabilities exceeded current assets by $1,056,522. At March 31, 2006 current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,004,652, and (2) trade payables and accrued expenses totaling $166,504 which were incurred primarily for business development, completing and showcasing the two prototypes and operating costs. During the quarter ended September 30, 2005, the Company offered to issue 100,000 shares of Common Stock to a related party vendor in settlement of a claim for approximately $91,000 in engineering fees which the Company had disputed on account of certain inadequacies in product design and development work performed by the vendor. On November 8, 2005, the vendor accepted the offer and executed a Settlement Agreement and Release of Claims in connection therewith.

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended March 31, 2006, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

     During the quarter, the Company issued 120,000 shares of its Common Stock to an executive officer, John W. Temple, pursuant to the exercise of 120,000 stock options at $.03 per share. The offer and sale of the Common Stock were exempt from registration under the Act as a private offering to an "accredited investor" under Sections 4(2) and 4(6) of the Act Rules 505 and 506 of Regulation D thereunder.


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

                                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                                        (Registrant)




      Date: May 12, 2006                /s/ Matthew W. Shankle
                                        ----------------------------------------
                                        Matthew W. Shankle
                                        President, Chief Executive and Financial
                                        Officer