Form 10KSB
period 2006-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2006-09-28
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

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

     The issuer's reported consulting revenue for the fiscal year ended June 30, 2006 was $38,795.

The aggregate market value of the 7,639,803 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 15, 2006 was $954,975. As of September 15, 2006, the registrant had outstanding 26,198,177 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     BUSINESS...........................................................1

Item 2.     DESCRIPTION OF PROPERTY............................................6

Item 3.     LEGAL PROCEEDINGS..................................................6

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS................................................6

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION...........................................7

Item 7.     FINANCIAL STATEMENTS..............................................11

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................11

Item 8A.    CONTROLS AND PROCEDURES...........................................12

Item 8B.    OTHER INFORMATION.................................................13

                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
            OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT......................................................13

Item 10.    EXECUTIVE COMPENSATION............................................14

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................17

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................19

Item 13.    EXHIBITS..........................................................20

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES............................22

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

PART I

Item 1. BUSINESS

Introduction
------------

     Advance Display Technologies, Inc. ("ADTI" or the "Company") is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983. ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and since December 2004 ADTI has also engaged in the business of the technological development and manufacture of proprietary Light Emitting Diode
(LED) display screen systems (the "Screen Business").

     ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million. Since that date, ADTI's Common Stock has been split such that each 50 shares previously outstanding are now equal to one share. Other than a brief venture into the motion picture releasing and theater operations business in the second half of fiscal 2004, which business has been discontinued, ADTI has not received material revenues from the sale of its products or otherwise. The Company's activities since inception have been primarily focused on research and development of its core technologies, manufacturing processes, and raising operating capital. The Common Stock of ADTI is currently traded over the counter and is quoted on the OTC Bulletin Board under the symbol "ADTI". Historically, trading in the Company's Common Stock has been extremely limited, although trading volume increased during fiscal 2006.

Product and Technologies
------------------------

     Since inception, ADTI has developed large screen fiber optic displays (the "Screen") and their associated manufacturing processes for various industries and applications. The Screen may utilize a variety of projection light sources that project images into the Screen's matrix bundle of collated optical fibers that in turn, transmit, magnify, and display the correlative image segments onto the viewable face of the Screen. The Company's FiberVision(TM) screen is essentially a high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.

     In the fiscal year ended June 30, 2005, the Company acquired the rights for two proprietary Light Emitting Diode (LED) technologies trade named PMV(TM) and UltraNet(TM). These LED technologies are specifically designed for very large format out-of-home advertising displays, generally in excess of 14ft. x 48ft. Various features of these technologies are the subject of patents and patents pending on file in the United States Patent and Trade Office, various patent offices around the world and through the Patent Cooperation Treaty covering most of the world's industrialized nations.

     While the Company's fiber optic Screen business has been commercially unsuccessful since its inception, management believes that the Company's new focus on specifically developing and channeling its new stable of proprietary display products to the out-of-home advertising industry could create commercial opportunities for all of the Company's display screen technologies.

Current Developments
--------------------

     The Report of the Company's Independent Registered Public Accounting firm on the Company's Financial Statements included in Part II, Item 7 of this report contains a qualification regarding the Company's ability to continue as a going concern. Because the Company is in the development stage, it has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

     Effective February 28, 2005, the Company entered into a definitive Technology License Agreement with one of the Company's executives, John Temple and certain entities controlled by him granting the Company an exclusive worldwide, perpetual and irrevocable license for all of their prior inventions, trade secrets and intellectual property of, concerning, or related to the PMV(TM) and the UltraNet(TM) Light Emitting Diode (LED) display technologies, including but not limited to all patents, patent applications, trademarks, copyrights, know how and any other confidential or proprietary information (the "Licensed Technology"). As compensation, the Company agreed to pay Mr. Temple a royalty equal to four percent (4%) of the gross revenues received for sales of products utilizing the Licensed Technology (the "Royalty"), except that the Company has the right to set off against any payment of the Royalty any funds expended by the Company in the development, engineering, legal, marketing and other costs of the products and/or technologies from which the Royalty is derived prior to being obligated to pay any Royalty to him. Royalty payments are perpetual, without regard to Mr. Temple's employment with the Company.

     Prior to the Technology License Agreement, the Company had appointed Mr. Temple Executive Vice President of Sales and Marketing and entered into an Executive Employment Agreement with him, effective December 1, 2004, for a three-year term and thereafter on a month to month basis. Under the Agreement, Mr. Temple also agreed to cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. In December of 2005, Mr. Temple's title was changed to Vice President of Technical Sales.

     During fiscal 2006, the Company's efforts have been primarily directed toward: (1) building and showcasing prototypes for the Company's proprietary fiber optic and LED technologies; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company's proprietary display technologies; (4) proprietary product development; (5) hiring two full time in-house sales people to continue building a sales organization in order to position the Company as a first choice provider for technical video solutions for the out-of-home advertising industry; and (6) continuing to seek additional sources of capital for operations.

     Management believes that substantial market opportunity exists for the Company through a combined effort of selling its proprietary fiber optic and LED display products in conjunction with sales of nonproprietary display products, such as LCD, plasma, projection and high resolution LED, to the out-of-home advertising markets.

     In its sales efforts, the Company utilizes a consultative approach toward creating and specifying the best video display solutions for its customers. The Company believes that its sales potential is enhanced by the Company's ability to exclusively offer its proprietary fiber optic and LED products to customers in addition to other display technologies which best matches the customer's display application.

     During fiscal 2006, the Company acted as consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. The Company continued its product development and sales and marketing efforts for its proprietary fiber optic and LED technologies. At least partially because of these and prior similar efforts, the Company raised additional capital for operations, including particularly the cost of building prototypes of its proprietary fiber optic and LED large screen display technologies, developing production capacity for its LED large screen display technologies and facilitating sales and marketing demonstrations.

     There is no assurance that the Company will be successful in generating enough revenue from sales to sustain the Company's operating expenses or, in the absence of such revenue, raising sufficient capital to fund operating losses, or in marketing its proprietary fiber optic and LED technologies. Even if the Company generates a substantial amount of new sales orders, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders. If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

Research and Development
------------------------

     Although manufacturing has not been material to the Company's operations to date, during fiscal 2002, the Company successfully designed, implemented and demonstrated a prototype machine to study a new proprietary manufacturing process for its fiber optic screen technology. Because of a lack of funding to support these studies in fiscal 2003 and 2004, the Company was unable to complete the project, and therefore suspended its efforts to further develop a commercially viable manufacturing process for its fiber optic screen technology. During this period of time, however, the Company continued efforts to refine the design of a viable manufacturing process.

     During fiscal 2005, the Company reinitiated the manufacturing development program to facilitate commercial assembly of its fiber optic screen products. The Company developed some proprietary manufacturing processes that it believes may be commercially viable. In fiscal 2006, the Company utilized similar processes to build two large format prototypes measuring 4ft. x 6ft., of its fiber optic screen technology. It should be noted, however, that this proprietary manufacturing process has not yet been tested in a commercial manufacturing assembly environment.

     In December of 2005, the Company's fiber optic screen prototype was shown to potential customers to demonstrate the FiberVision(TM) product's capability of running full motion video in direct sunlight environments.

     During fiscal 2006, the Company also continued its product development efforts for its UltraNet(TM) LED screen technology. The Company, in conjunction with an established LED screen manufacturer, completed a prototype of the

UltraNet(TM) LED display. In December 2005, the Company demonstrated the UltraNet(TM) LED screen prototype to potential customers in the signage and advertising industries.

     Subsequent to the fiscal year ended June 30, 2006, the Company made substantial design improvements to the original UltraNet(TM) LED prototype design making it better able to withstand adverse climactic conditions, more easily readable in differing ambient light conditions, and more cost effective to manufacture. The Company is currently in the process of manufacturing a 15ft. x 27ft. UltraNet(TM) LED sales demonstration display in conjunction with an established LED screen manufacturer. During fiscal 2006, the Company incurred $222,842 in expenses on these research and development efforts.

Marketing and Competition
-------------------------

     The Company's proprietary FiberVision(TM) fiber optic and UltraNet(TM) LED Screen technologies target three out-of-home advertising market segments that management believes are currently under-served by competing technologies such as Bulb Matrix, Light Emitting Diode (LED), Plasma Panels and various Projection Technologies. These three out of home advertising market segments are very large roadside billboards, mass transit hubs, and street furniture. Management believes the Company's proprietary display technologies offer the out-of-home advertising industry substantial advantages over existing display technologies manufactured by its competitors in these market segments.

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

Proprietary Rights
------------------

     As noted above, during fiscal 2005, the Company resumed its manufacturing and development program aimed at facilitating commercial assembly of fiber screen products. At that time, the Company also refocused its efforts on the development of its FiberVision(TM) fiber optic screen technology and the acquisition of additional intellectual property for the UltraNet(TM) LED and PMV(TM) LED technologies.

     The Company's FiberVision(TM) fiber optic Screen, its UltraNet(TM) LED and its PMV(TM) LED technologies are all based on its proprietary fiber optic display, LED screen designs, and optical image projection technologies either developed or acquired by the Company.

     The Company's first patent for the FiberVision(TM) screen and method of manufacture was filed in February 1984 and issued in March 1987. The Company was subsequently granted or assigned five additional patents covering the product design and method of manufacture for the Screen. One of the additional patents considered by management to be nonessential to the Company's intellectual property position has expired.

     At the end of fiscal 2000, the Company determined that it did not expect to generate significant future revenues from the use of intellectual property contained in patents issued prior to June 30, 1999 and therefore, wrote off all capitalized costs associated with these patents.

     In fiscal 2001, the Company pursued the development of the large screen video display market through substantial improvements in the Screen's overall design and manufacturing technologies. The Company placed major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry. These efforts helped the Company obtain a United States patent titled "Fiber Optic Display System with Enhanced Light Efficiency" allowing a total of 64 claims. This patent is currently being maintained by the Company.

     In fiscal 2002, the Company developed proprietary manufacturing process technologies through its assembly automation development program for fiber optic screens. In light of the Company's limited operating capital at that time, the Company did not file for patents covering this technology and continues to hold these intellectual property assets as trade secrets.

     During fiscal 2003 and 2004, the Company focused its business development efforts toward completing a financing and a reorganization of its capital structure. As a result, further development of the Company's intellectual property and maintenance of the Company's patent portfolio were extremely limited.

     During fiscal 2005, after the disposal of its theater operations, the Company was reorganized and recapitalized to focus on product and intellectual property development for its FiberVision(TM) fiber optic screen, as well as the newly acquired UltraNet(TM) LED and PMV(TM) LED display technologies. As a result, the Company now relies on a combination of patents, trademarks, copyrights, trade secrets, licensing and contract laws to protect its trade secrets and other proprietary information.

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

     Although the Company believes it has the ability to raise additional capital and complete the product and market development for its proprietary FiberVision(TM), UltraNet(TM) and PMV(TM) display technologies, there can be no assurance that it will do so. If the Company is unsuccessful, the Company may be forced to discontinue operations and liquidate its assets.

Employees
---------

     As of September 15, 2006, the Company employed five full-time employees, who coordinated sales and marketing efforts, directed business and product development efforts and conducted administrative functions. The Company may employ additional staff as required and as working capital permits. The Company also retains various consultants on a contract basis as needed for management, financial, engineering, legal and accounting services.

Item 2. DESCRIPTION OF PROPERTY

     The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Suite F, Centennial, Colorado 80112. The current facility has a total of 1,411 square feet at a current base rental of $1,293 per month plus operating expenses of $483 per month (increasing to $504 per month October 1, 2006). Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area. The Company currently leases the facility on an annual basis. As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business operations and products.

Item 3. LEGAL PROCEEDINGS

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table shows the range of high and low bids for ADTI's Common Stock for the last two fiscal years. Since completion of its public offering in 1986, ADTI's securities have traded over the counter and the Common Stock is currently quoted on the OTC Bulletin Board maintained by the NASD (the "OTCBB") and in the Pink Sheets maintained by various NASD members. Historically, trading in the Common Stock of ADTI has been extremely limited, although trading volume increased during fiscal 2006. The quotations represent prices between dealers as shown on the OTCBB, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

    Fiscal Quarter Ended                       High               Low
    --------------------                       ----               ---

          2005
          ----
    September 30, 2004                        $0.030             $0.025
    December 31, 2004                           .040               .025
    March 31, 2005                              .180               .040
    June 30, 2005                               .070               .030


          2006
          ----
    September 30, 2005                        $0.040             $0.033
    December 31, 2005                           .850               .033
    March 31, 2006                              .470               .110
    June 30, 2006                               .140               .075

     As of September 15, 2006, there were approximately 1,750 record holders of ADTI's Common Stock, excluding those held in street name. No dividends have been paid with respect to ADTI's Common Stock and ADTI has no present plans to pay dividends on its Common Stock in the foreseeable future.



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements". (See page ii of this report.)

General
-------

     The Report of the Company's Independent Registered Public Accounting firm on the Company's Financial Statements included in Part II, Item 7 of this report contains a qualification regarding the Company's ability to continue as a going concern. Because the Company is in the development stage, it has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

     Effective February 28, 2005, the Company entered into a definitive Technology License Agreement with one of the Company's executives, John W. Temple and certain entities controlled by him granting the Company an exclusive worldwide, perpetual and irrevocable license for all of their prior inventions, trade secrets and intellectual property of, concerning, or related to the technology known as the "PMV(TM)" and the "UltraNet(TM)" Light Emitting Diode
(LED) display technologies, including but not limited to all patents, patent applications, trademarks, copyrights, know how and any other confidential or proprietary information (the "Licensed Technology"). As compensation, the Company agreed to pay Mr. Temple a royalty equal to four percent (4%) of the gross revenues received for sales of products utilizing the Licensed Technology (the "Royalty"), except that the Company has the right to set off against any payment of the Royalty any funds expended by the Company in development, engineering, legal, marketing and other costs of the products and/or technologies from which the Royalty is derived prior to being obligated to pay any Royalty to him. Royalty payments are perpetual, without regard to Mr. Temple's employment with the Company.

     Shortly before the Technology License Agreement, the Company had appointed Mr. Temple Executive Vice President of Sales and Marketing and entered into an Executive Employment Agreement with him., effective December 1, 2004, for a three-year term and thereafter on a month to month basis. Under the Agreement, Mr. Temple also agreed to cause all pending or future business previously conducted by him to inure to the benefit of the Company. Mr. Temple had previously provided technical services, marketing services, business consulting services and sales of large screen electronic displays for and to various clients worldwide. In December of 2005, Mr. Temple's title was changed to Vice President of Technical Sales.

     During fiscal 2006, the Company's efforts have been primarily directed toward: (1) building and showcasing prototypes for the Company's proprietary fiber optic and LED technologies; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company's proprietary display technologies; (4) proprietary product development; (5) hiring two full time in-house sales people to continue building a sales organization in order to position the Company as the a choice provider for technical video solutions for the out-of-home advertising industry; and (6) continuing to seek additional sources of capital for operations.

     Management believes that substantial market opportunity exists for the Company through a combined effort of selling its proprietary fiber optic and LED display products in conjunction with sales of nonproprietary display products, such as LCD, plasma, projection and high resolution LED, to the out-of-home advertising markets.

     In its sales efforts, the Company utilizes a consultative approach toward creating and specifying the best video display solutions for its customers. The Company believes that its sales potential is enhanced by the Company's ability to exclusively offer its proprietary fiber optic and LED products to its customers in addition to other display technology which best matches the customer's display application.

     During fiscal 2006, the Company acted as consulting sales agent for the sale of some large screen display products to customers and realized modest consulting revenues from such sales. During this period, the Company continued its product development and sales and marketing efforts for its proprietary fiber optic and LED technologies. At least partially because of these and prior similar efforts, the Company raised additional capital for operations, including particularly the cost of building prototypes of its proprietary FiberVision(TM) fiber optic and LED large screen display technologies, developing production capacity for its LED large screen display technologies and facilitating sales and marketing demonstrations.

     There is no assurance that the Company will be successful in generating sufficient revenue from product sales to sustain the Company's operating expenses or, in the absence of such revenue, raising sufficient capital to fund operating losses, or in marketing its proprietary fiber optic and LED technologies. Even if the Company generates a substantial amount of new sales orders, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders. If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

Management
----------

     Matthew W. Shankle is the Company's President and CEO responsible for managing its day-to-day operations. John W. Temple is the Company's Vice President of Technical Sales and Mr. James D. Holliman III is the Company's Vice President of In-House Sales. Messrs. DeGeorge, Shankle and Temple comprise the Board of Directors of the Company.

     There can be no assurance that the Company will be successful in achieving profitable operations. If the Company fails to do so, it may be forced to immediately discontinue its operations, liquidate its assets and terminate some or all of its employees. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in such liquidation, especially the holders of Common Stock, who would have the lowest priority in any such liquidation.

Results of Operations
---------------------

     For the fiscal year ended June 30, 2006, the Company reported net losses of ($1,181,777), or ($.05) per share, compared to net losses of ($759,863), or ($.03) per share, for fiscal 2005. The increase in net loss for the fiscal year ended June 30, 2006 from 2005 is primarily due to: (1) an increase in general and administrative costs of approximately $210,000; and (2) an increase in research and development costs of approximately $223,000 partially off-set by
(3) a decrease in net loss on consulting of approximately $7,000.

     The Company reported consulting revenue of $38,795 for the fiscal year ended June 30, 2006 in connection with the sale of $300,644 in screen systems as a result of the employment of Mr. Temple. This compares to consulting revenue of $22,019 in connection with the sale of $267,526 in screen systems in 2005. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $278 and $172, and settlement income of $86,117 and $81,875 for the fiscal years ended June 30, 2006 and 2005, respectively.

     The Company reported cost of consulting revenues of $51,469 and $42,179 for the fiscal years ended June 30, 2006 and 2005, respectfully, which consisted primarily of an allocation of a portion of Mr. Temple's employment expenses for time related to these revenues. The Company reported G&A expenses of $616,428 and $406,287 for the fiscal years ended June 30, 2006 and 2005, respectively. Total salaries and related expenses for the year increased approximately $146,000 in 2006 from 2005 primarily as a result of the employment of Mr. Temple for twelve months in 2006 compared to seven months in 2005, and an increase in administrative and sales staffing during 2006. Approximately $49,000 of total salaries and related expenses were allocated to cost of consulting fees, and $135,000 were allocated to research and development costs associated with building the prototypes. Professional fees increased in 2006 from 2005 by approximately $57,000 primarily due to (1) an increase in accounting and administrative services relating to the Company's increased activities, (2) engaging an entity to provide financial and related services as the Company proceeds with its sales and marketing efforts, and (3) an increase in legal costs associated with the Company's intellectual property. Travel expenses increased approximately $30,000 in 2006 from 2005 due to oversight of the UltraNet(TM) screen development and prototype, and business development efforts. Also during the fiscal year ended June 30, 2006, the Company expended approximately $95,000 to showcase the prototypes and participate in a trade show.

     During the fiscal year ended June 30, 2006, the Company completed two different product prototypes for demonstration. The UltraNet(TM) LED prototype was assembled by a contract manufacturer, supervised by the Company, and the FiberVision(TM) Screen prototype was assembled internally. The Company incurred approximately $223,000 in expenses on these efforts and continued research and development on the Company's products for the fiscal year ended June 30, 2006.

     During fiscal 2006 and 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $340,000 and $400,000, respectively, to a director and a shareholder in order to fund its research and development activities and administrative operations. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. Because the conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance, the Company recorded charges to interest expense totaling $340,000 and $400,000 in the aggregate for 2006 and 2005, respectively. Of the $400,000 interest expense related to these notes that was charged in the fourth quarter of fiscal 2005, $185,000 relates to notes issued during the quarter ended March 31, 2005 and should have been recorded in that period. The effect of recording the interest charge in the third quarter of fiscal 2005 would have been less than $0.01 per share. Without the effect of these charges, interest expense for the fiscal year ended 2006 would have increased by approximately $61,000 from the fiscal year ended 2005 due to the increase in total debt outstanding.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At June 30, 2006, the Company reported negative net worth of $1,267,951 and negative working capital of $1,310,720. The Company continues to require additional capital for administrative expenses and business development efforts. While there can be no assurance of continued investor funding, management believes the current core investors will continue to fund the Company's operations on an as needed basis through the second quarter of the next fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

     If the Company is able to achieve these goals, the Company's capital requirements will thereafter depend on a number of new factors. The Company's management presently believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements should then be adequate to meet the Company's obligations and enable the Company to continue to conduct its operations in accordance with its current business plan. Sales of equity securities by the Company, if successful, may have a significant dilutive effect on the Company's shareholders. If the Company's future anticipated financial resources prove to be inadequate, however, it may be required to reduce the scope of its operations or even liquidate entirely.

     Cash flows from financing activities for the fiscal year ended June 30, 2006 consisted of: (1) proceeds from the exercise of stock options totaling $14,400; (2) the issuance of 10% revolving, convertible, redeemable promissory notes to a director and a shareholder totaling $340,000; and (3) the issuance of 10% demand notes to a director and a shareholder totaling $500,000. These were partially offset by principal payments on leased equipment of $4,086. These cash flows have been used primarily for operating expenses, building and showcasing the prototypes of the Company's proprietary FiberVision(TM) fiber optic and UltraNet(TM) LED screen technologies, sales efforts and pursuing further development of the Company's proprietary screen products and production capacity.

     During fiscal 2005, the Company received $75,000 from subscriptions receivable for Series D Preferred Stock. Cash flows from financing activities for the fiscal year ended June 30, 2005 consisted of the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $400,000, partially offset by principal payments on leased equipment of $1,206. These cash flows have been used primarily for operating expenses, settlement on the disposition of the theater operations, sales efforts and pursuing development of the Company's proprietary screen products.

     At June 30, 2006, the Company reported current assets of $141,967 and a working capital deficit. Current liabilities exceeded current assets by $1,310,720. At June 30, 2006, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,331,691, and (2) trade payables and accrued expenses totaling $120,996 which were incurred primarily for business development and operating costs. During fiscal 2006, the Company issued 100,000 shares of Common Stock to a related party vendor in settlement of approximately $91,000 in disputed engineering fees due to a dispute in connection with inadequacies in certain product design and development work performed by a contracted engineering firm.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective January 30, 2006, the firm of Hein + Associates LLP ("Hein"), the Company's independent accountant during the period from August 17, 1995 to January 30, 2006, has declined to stand for re-appointment as the Company's independent accountants due to Hein's staffing requirements necessitated by Sarbanes-Oxley reporting requirements of its client base. Hein had audited our financial statements beginning with the year ended June 30, 1995 through the fiscal year ended June 30, 2005.

     In connection with the audit of our financial statements as of June 30, 2005 and 2004, and through the date of this Report, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Hein, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. In addition, during the Company's two most recent fiscal years and subsequent interim periods, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred.

     Except as noted in the following sentence, the audit report of Hein on our financial statements as of June 30, 2005 and June 30, 2004, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty audit scope, or accounting principles. However, as disclosed in our Form 10-KSB for our fiscal year ended June 30, 2005, Hein in its audit report dated September 9, 2005 included an explanatory paragraph regarding Advance

Display Technologies, Inc.'s ability to continue as a going concern. For the fiscal year ended June 30, 2005, the audit report included the following statement:

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

     Hein was provided with a copy of a Form 8-K dated January 30, 2006 prior to the Company's filing it with the Securities and Exchange Commission ("SEC") and was asked to furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Hein's letter, dated February 3, 2006, is filed as Exhibit 16.1 to that Form 8-K.

     In addition, effective January 30, 2006, we retained AJ. Robbins, PC, Certified Public Accountants ("Robbins"), to audit our financial statements for the year ended June 30, 2006 and have included their audit report with this Form 10-KSB for our year ended June 30, 2006. This change in independent accountants was approved by our Board of Directors acting as the Company's Audit Committee. During the years ended June 30, 2005 and 2004, and through the date of this Report, neither the Company nor anyone acting on its behalf consulted with Robbins regarding any of the matters or events set forth in Item 304(a)(2)(i) or
(ii) of Regulation S-B.

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended June 30, 2006, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Item 8B. OTHER INFORMATION

     None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information as to each director and executive officer of ADTI as of September 15, 2006:

Directors and Officers          Age            Position with ADTI
----------------------          ---            ------------------

Lawrence F. DeGeorge             62            Director

Matthew W. Shankle               46            President and Director

John W. Temple                   51            Director

Business Experience for Executive Officers and Directors:
---------------------------------------------------------

     Lawrence F. DeGeorge - Mr. DeGeorge was appointed a Director effective September 2, 1998. Since 1991, Mr. DeGeorge has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc., and DeGeorge Holding, Ltd. From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991. Mr. DeGeorge served as a director of UnitedGlobalCom, Inc., a provider of multi-channel television services, from June 1997 until 1999. Since May 1998, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services, and currently serves as Chairman of its Board of Directors.

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

     John W. Temple - Mr. Temple was appointed Vice President of Sales and Marketing effective December 1, 2004 and as a Director effective May 12, 2004. In December of 2005, Mr. Temple's title was changed to Vice President of Technical Sales. From 1996 to December 2004, Mr. Temple had been the principal owner and operator of Video Display Consultants, Inc. ("VDC"), a privately held company that sold electronic displays and provided related consulting services. From 1992 to 1996, he acted as an independent sales consultant in the international electronic display industry, placing over 50 large screen video display systems in Mexico, the Middle East, Africa, South America, Russia and numerous other countries. From 1987 to 1992, he was employed as a sales agent for Adtronics in the then emerging, full color electronic display market. Prior to 1992 Mr. Temple was a sales executive for Time-O-Matic and for Great Western Sign, Co. He has over 27 years of experience as a sales executive and consultant in the electronic display industry.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Company does not have a separate Audit Committee. The entire Board acts as the Audit Committee. One of the members of the Board, Lawrence F. DeGeorge, would qualify as a "financial expert", as defined by the SEC's rules promulgated under Section 407 of the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS

     The Company has not yet adopted a code of ethics for its principal executive officer and principal financial officer since Mr. Shankle is the only executive officer of the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted. If the Company does adopt a code of ethics in the future, in light of the Company's size, it is likely to apply to all employees rather than only executive officers.

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

     The numbers of late Form 4 and 5 reports, and the number of late transactions reported are as follows:

     Name of Reporting Person     Late Forms 4 or 5          Transactions
     ------------------------     -----------------          ------------

     Lawrence F. DeGeorge                 2                        2
     Gene W. Schneider                    3                        3
     John W. Temple                       2                        6


Item 10. EXECUTIVE COMPENSATION

     Compensation

     The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company, and each executive officer whose total compensation exceeded $100,000. The Company's Chief Executive Officer was the Company's only executive officer during the fiscal year ended June 30, 2004 and the only officer whose total compensation was at least $100,000 for the fiscal year ended June 30, 2005.

                              SUMMARY COMPENSATION

                     Year Ended                          Other Annual
      Name             June 30,      Salary     Bonus    Compensation    Total
      ----             --------      ------     -----    ------------    -----

Matthew W. Shankle      2006(1)     $ 131,154    -0-         -0-        $131,154
President and CEO       2005        $ 110,000    -0-         -0-        $110,000
                        2004        $ 110,000    -0-         -0-        $110,000

John W. Temple          2006        $ 100,000    -0-      $19,541(2)    $119,541

(1)  Includes wages of $21,154 accrued in prior years.

(2) Includes vested option to purchase 600,000 shares of the Company's common stock out of the option to purchase 1,680,000 shares of common stock granted on October 20, 2005.

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


                Option/SAR Grants in the fiscal year ended June 30, 2006

                         Individual Grants                                   Grant Date Value
----------------------------------------------------------------             ----------------
                                   % of Total
                  Number of       Options/SARS
                 Securities        Granted to
                 Under-lying      Employees in      Exercise or
                Options/SARS   Fiscal Year Ended    Base Price    Expiration    Grant Date
    Name           Granted       June 30, 2006        ($/Sh)         Date     Present Value $
    ----           -------       -------------        ------         ----     ---------------
John W. Temple    1,680,000           100%             $.03       10/20/2015     $54,715(1)




                  Aggregated Option/SAR Exercises in the Fiscal Year Ended June 30, 2006 and
                                      Option/SAR Values at June 30, 2006

                        Shares                  Number of Securities Underlying         Value of Unexercised
                       Acquired      Value        Unexercised Options/SARS at       In-the-Money Options/SARs at
      Name            on Exercise   Realized             June 30, 2006                    June 30, 2006(2)
      ----            -----------   --------    -------------------------------     ------------------------------
                                                Exercisable     Non-Exercisable     Exercisable    Non-Exercisable
                                                -----------     ---------------     -----------    ---------------

Matthew W. Shankle        -0-         -0-         500,000            -0-               $0                $0

John W. Temple          480,000     $14,400       120,000         1,080,000          $13,200          $118,800

----------
(1)  The fair value of the 1,680,000 options granted during the fiscal year ended June 30, 2006 was estimated to be $54,715 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.46%; dividend yields of 0%;
     volatility factors of the expected market price of the Company's common shares of 151%; and a weighted average expected life of the option of 10 years.

(2) Based on the last sale price of the Company's Common Stock prior to the fiscal year ended June 30, 2006 of $.14.

     As of June 30, 2006 there were 500,000 options outstanding and exercisable at an exercise price of $.1615 per share that expire in 2008, and 1,200,000 options outstanding, of which 120,000 were exercisable, at an exercise price of $.03 per share and expiring in 2015.

     This Plan was not approved by the shareholders of the Company following adoption by the Board of Directors. Accordingly, all of the options issued thereunder are nonqualified options under the Internal Revenue Code.


                                   Equity Compensation Plan Information

                                         Number of                                 Number of Securities
                                     Securities to be      Weighted Average       Remaining Available for
                                   Issued Upon Exercise    Exercise Price of       Future Issuance Under
                                      of Outstanding          Outstanding        Equity Compensation Plans
                                  Options, Warrants and    Options, Warrants       (excluding Securities
                                          Rights               and Rights        Reflected in Column (a))
Plan Category                               (a)                   (b)                      (c)
----------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders            - 0 -                 - 0 -                    - 0 -

Equity compensation plans not
   approved by security holders       1,700,000(1)(2)       $.03 to $.1615               320,000

                Total                   1,700,000           $.03 to $.1615               320,000

----------
(1)  Non Qualified Stock Option Agreement dated September 18, 1998 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997. The
     Company granted the Optionee the right and option to purchase up to an aggregate amount of 500,000 shares of its Common Stock, vesting one quarter each year for four years, exercisable at $.1615 per share, and expiring
     January 29, 2008.

(2) Non Qualified Stock Option Agreement dated October 20, 2005 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997. The
     Company granted the Optionee the right and option to purchase up to an aggregate amount of 1,680,000 shares of its Common Stock, vesting 360,000 on October 20, 2005 and 120,000 on the first day of each quarter thereafter beginning January 1, 2006, exercisable at $.03 per share, and expiring
     October 20, 2015.

Compensation of Directors
-------------------------

     During the fiscal year ended June 30, 2006, no fees were paid to directors for attendance at meetings of the Board of Directors. However, members are reimbursed for expenses to attend the meetings.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

     The following table sets forth as of September 15, 2006, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. The voting securities of the Company consist of
(i) Common Stock that is entitled to one vote per share, and (ii) Series D
Preferred Stock that is entitled to one vote per share. As of September 15, 2006, the Company had outstanding 26,198,177 shares of Common Stock and 25,780,322 shares of Series D Preferred Stock. Unless otherwise stated, all shares are owned directly by the reporting person. For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common or Series D Preferred Stock outstanding on such date plus the aggregate amount of Common Stock which could be issued upon the exercise of options within 60 days of such date plus the aggregate amount of Series D Preferred Stock that could be issued upon conversion of the outstanding convertible, redeemable promissory notes.

                                             Amount and                            Amount and             Total Amount      Total
                                             nature of                             nature of              and nature of    Percent
Name and address of          Title of        Beneficial  Percent    Title of       Beneficial   Percent    Beneficial     Beneficial
Beneficial owners              Class         Ownership   of Class     Class        Ownership    of Class   Ownership      Ownership
-----------------              -----         ---------   --------     -----        ---------    --------   ---------      ---------

William W. Becker              Common        2,070,647     7.90%    Preferred              0      0.00%     2,070,647         3.98%
Box 143                       $.001 Par
Grand Cayman Island          ("Common")
British West Indies

Lawrence F. DeGeorge (1)       Common        4,182,509    15.96%    Preferred     34,901,198(2)  69.55%     39,083,707(2)    51.17%
140 Intracostal Pointe Drive
Suite 410
Jupiter, FL 33477

Bruce H. Etkin                 Common        3,589,434    13.70%    Preferred              0      0.00%      3,589,434        6.91%
1512 Larimer St., No. 325
Denver, CO 80202

G. Schneider Holdings, Co.     Common        5,462,379    20.85%    Preferred              0      0.00%      5,462,379       10.51%
12300 Liberty Boulevard
Englewood, CO 80112

Gene W. Schneider              Common (3)    5,462,379    20.85%    Preferred     34,910,180(4)  76.41%     40,372,559(3,4)  56.16%
12300 Liberty Boulevard
Englewood, CO 80112

Louise H. Schneider            Common (5)    5,462,379    20.85%     Preferred             0      0.00%      5,462,379(5)    10.51%
12300 Liberty Boulevard
Englewood, CO 80112

Mark L. Schneider              Common (6)    8,235,784    31.44%      Preferred            0      0.00%      8,235,784(6)    15.84%
12300 Liberty Boulevard
Englewood, CO 80112

Carla G. Shankle               Common (7)    5,462,379    20.85%     Preferred             0      0.00%      5,462,379(7)    10.51%
7334 South Alton Way
Building 14, Suite F
Centennial, CO 80112

Matthew W. Shankle (1)         Common (8)      500,000     1.87%      Preferred            0      0.00%        500,000(8)     0.95%
7334 South Alton Way
Building 14, Suite F
Centennial, CO 80112

John W. Temple (1)             Common (9)      840,000     3.16%      Preferred      280,322      1.09%      1,120,322(9)     2.14%
2253 East Fairfield Street
Mesa, AZ 85213

Tina M. Wildes                 Common (10)   5,462,379    20.85%      Preferred            0      0.00%      5,462,379(10)   10.51%
12300 Liberty Boulevard
Englewood, CO 80112


All executive officers and     Common (11)   5,522,509    20.41%      Preferred   35,181,520(2)  70.11%     40,704,029(2,11) 52.70%
directors as a group persons
 (3 persons)

                                       18

(1)  Officer or director

(2) Includes convertible, redeemable promissory notes convertible into 24,401,198 shares of Series D Stock.

(3) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(4) Includes convertible, redeemable promissory notes convertible into 19,910,180 shares of Series D Stock.

(5) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(6) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the Executive Committee.

(7) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(8) Includes options to purchase 500,000 shares of Common Stock at $0.1615 per share, which options expire in 2008.

(9) Includes options to purchase 360,000 shares of Common Stock at $.03 per share, which options expire in 2015.

(10) Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(11) Includes 860,000 options to purchase Common Stock.


Changes in Control

     The Company knows of no arrangement or events, the occurrence of which may result in a change in control.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At June 30, 2006 the Company had revolving, convertible, redeemable promissory notes totaling $740,000, 10% demand notes totaling $500,000 and accrued interest of $91,691due to a director and a shareholder, and payables totaling $19,324 due to related parties.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

     At June 30, 2005, the Company had payables totaling $93,085 due to related entities (mainly affiliated with an officer family member) of the Company. During the fiscal year ended June 30, 2006, the Company issued 100,000 shares of common stock in settlement of $91,117 of these payables.

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

10.12 Executive Employment Agreement with John W. Temple dated December 1, 2004 (incorporated by reference, Form 8-K dated December 10, 2004).

10.13 Settlement Agreement with Lawrence F. DeGeorge dated January 11, 2005 (incorporated by reference, Form 8-K dated January 11, 2005).

10.14 Form of Revolving 10% Convertible, Redeemable Promissory Note (incorporated by reference, Form 8-K dated January 11, 2005).

10.15 Settlement Agreement and Release of Claims with Cybotics Systems, Cache Media, Inc. and Stephen J. Shankle dated November 8, 2005 (incorporated by reference, Form 8-K dated November 8, 2005).

*31 Certificate of President, Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32 Certificate of President, Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  FILED WITH THIS REPORT

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to AJ. Robbins, PC
----------------------------

     For the fiscal year ended June 30, 2006, AJ. Robbins, PC provided services in the following categories and amounts:

                             Fiscal Year Ended
                               June 30, 2006
                             -----------------
     Audit Fees (1)              $ 22,500
     Tax Fees (2)                $      -
     All Other Fees              $      -


     (1) Audit fees consist of fees for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports.

     (2) Tax fees consist of fees for the preparation of federal and State income tax returns.

Fees paid to Hein & Associates, LLP
-----------------------------------

     For the fiscal years ended June 30, 2006 and June 30, 2005, Hein & Associates, LLP provided services in the following categories and amounts:

                                          Fiscal Year Ended
                                June 30, 2006            June 30, 2005
                                -------------            -------------
     Audit Fees (1)                $ 24,148                 $ 25,000
     Tax Fees (2)                  $  2,800                 $  2,500
     All Other Fees                $      -                 $      -

     (1) Audit fees consist of fees for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports

     (2) Tax fees consist of fees for the preparation of federal and State income tax returns.

     There were not any non-audit services rendered to the Company by AJ. Robbins in fiscal 2006 or by Hein & Associates in fiscal 2006 and 2005 other than those shown above. While the Board acting as the Audit Committee has not established formal policies and procedures concerning pre-approval of audit and non-audit services, the Company's executive officer has been directed by the Board that all audit and non-audit services must be approved in advance by the Board. The establishment of any such formal policies or procedures in the future is subject to the approval of the Board.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle                             Date:  September 28, 2006
------------------------------------               -------------------------
By: Matthew W. Shankle
    President, Chief Executive, Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lawrence F. DeGeorge                           Date:  September 28, 2006
------------------------------------               -------------------------
By: Lawrence F. DeGeorge
    Director

/s/ Matthew W. Shankle                             Date:  September 28, 2006
------------------------------------               -------------------------
By: Matthew W. Shankle
    Director

/s/ John W. Temple                                 Date:  September 28, 2006
------------------------------------               -------------------------
By: John W. Temple
    Director

                       Advance Display Technologies, Inc.
                          (A Development Stage Company)

                              Financial Statements
                             June 30, 2006 and 2005

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firms....................F-2

Balance Sheet - June 30, 2006................................................F-4

Statements of Operations - For the Years Ended June 30, 2006 and 2005,
  and Cumulative from Inception (March 15, 1995) through June 30, 2006.......F-5

Statement of Changes in Stockholders' Equity (Deficit) - For the
  Period from Inception (March 15, 1995) through June 30, 2006...............F-6

Statements of Cash Flows - For the Years Ended June 30, 2006 and 2005,
  and Cumulative from Inception (March 15, 1995) through June 30, 2006......F-12

Notes to the Financial Statements...........................................F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2006 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended June 30, 2006 and for the period from inception (March 15, 1995) to June 30, 2006, except we did not audit the Company's financial statements for the period from inception (March 15, 1995) to June 30, 2005 which were audited by other auditors, whose report dated September 9, 2005 on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

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




AJ. ROBBINS, PC

Denver, Colorado
August 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2005 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended June 30, 2005 and for the period from inception (March 15, 1995) to June 30, 2005 (which is not presented). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005 and for the period from inception (March 15, 1995) to June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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




HEIN & ASSOCIATES LLP

Denver, Colorado
September 9, 2005


                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                     (A Development Stage Company)

                                             BALANCE SHEET
                                             JUNE 30, 2006

                                                ASSETS

CURRENT ASSETS:
    Cash                                                                                   $    130,248
    Other current assets                                                                         11,719
                                                                                           ------------
         Total current assets                                                                   141,967

PROPERTY AND EQUIPMENT, net                                                                      48,749
                                                                                           ------------

TOTAL ASSETS                                                                               $    190,716
                                                                                           ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable:
         Trade                                                                             $     72,530
         Related party                                                                           19,324
    Revolving, convertible, redeemable promissory notes to related parties                      740,000
    Demand notes to related parties                                                             500,000
    Accrued interest payable to related parties                                                  91,691
    Other accrued liabilities                                                                    29,142
                                                                                           ------------
         Total current liabilities                                                            1,452,687

LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES:                                     5,980
                                                                                           ------------

         Total liabilities                                                                    1,458,667

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized, 25,780,322
         shares issued and outstanding (liquidation preference of $429,672)                      25,780
     Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985
         shares issued and outstanding (liquidation preference of $1,008,895)                     1,009
     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015
         shares issued and outstanding (liquidation preference of $4,549,015)                     4,549
    Common Stock, $.001 par value, 100,000,000 shares authorized, 26,198,177 shares
         issued and outstanding                                                                  26,199
    Additional paid-in capital                                                               11,355,802
    Deficit accumulated during the development stage                                        (12,681,290)
                                                                                           ------------
         Total stockholders' deficit                                                         (1,267,951)
                                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $    190,716
                                                                                           ============


                         See accompanying notes to these financial statements.


                                 ADVANCE DISPLAY TECHNOLOGIES, INC.
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS

                                                                                       CUMULATIVE
                                                                                     FROM INCEPTION
                                                                                    (MARCH 15, 1995)
                                                           FOR THE YEARS ENDED          THROUGH
                                                                 JUNE 30,               JUNE 30,
                                                      ----------------------------    ------------
                                                          2006            2005            2006
                                                      ------------    ------------    ------------

CONSULTING REVENUE                                    $     38,795    $     22,019    $     91,014

OTHER INCOME:
    Related party interest income                             --              --           162,761
    Other interest income                                      278             172           9,073
    Settlement income                                       86,117          81,875         463,179
    Other                                                     --              --               550
                                                      ------------    ------------    ------------
         Total revenue and other income                    125,190         104,066         726,577

COSTS AND EXPENSES:
    Cost of consulting revenues                             51,469          42,179          93,648
    General and administrative                             616,428         406,287       5,228,011
    Research and development                               222,842            --         4,169,504
    Impairment of intangible assets                           --              --           451,492
    Interest expense - related party                       416,228         415,463       3,700,371
                                                      ------------    ------------    ------------
         Total costs and expenses                        1,306,967         863,929      13,643,026
                                                      ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
EXTRAORDINARY GAIN                                      (1,181,777)       (759,863)    (12,916,449)
                                                      ------------    ------------    ------------

Loss From Discontinued Operations                             --              --          (202,278)
Gain on Disposal of Discontinued Operations                   --              --           108,652
                                                      ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                          (1,181,777)       (759,863)    (13,010,075)
                                                      ------------    ------------    ------------

EXTRAORDINARY GAIN DUE TO FORGIVENESS OF DEBT                 --              --           328,785
                                                      ------------    ------------    ------------

NET LOSS                                              $ (1,181,777)   $   (759,863)   $(12,681,290)

ACCRUED PREFERRED SERIES E DIVIDEND                        (50,448)        (50,448)       (130,324)
                                                      ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            $ (1,232,225)   $   (810,311)   $(12,811,614)
                                                      ============    ============    ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED):        $       (.05)   $       (.03)
                                                      ============    ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING     25,919,985      25,618,177
                                                      ============    ============




                                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006


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





                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

                                                        (Continued)


                                       Common Stock             Additional     Deferred
                                 --------------------------      Paid-In        Merger    Accumulated
                                   Shares         Amount         Capital        Costs        Deficit           Total
                                 -----------    -----------    -----------   -----------   -----------      -----------
BALANCE, March 15, 1995
 (Inception)                            --      $      --      $      --     $      --     $      --        $      --
  Capital contributions              697,095            697         90,971          --            --             91,668
  Net loss                              --             --             --            --            (286)            (286)
                                 -----------    -----------    -----------   -----------   -----------      -----------

BALANCE, June 30, 1995               697,095            697         90,971          --            (286)          91,382
  Capital contributions               87,141             87         11,372          --            --             11,459
  Net loss                              --             --             --            --         (24,430)         (24,430)
                                 -----------    -----------    -----------   -----------   -----------      -----------

BALANCE, June 30, 1996               784,236            784        102,343          --         (24,716)          78,411
  Conversion of debt to common
    stock and issuance of
    preferred stock pursuant
    to acquisition of
    Display Group, LLC and
    Display Optics, Ltd.          20,559,687         20,560      2,351,160          --            --          2,373,564
  Net loss                              --             --             --            --      (2,718,839)      (2,718,839)
                                 -----------    -----------    -----------   -----------   -----------      -----------

BALANCE, June 30, 1997            21,343,923         21,344      2,453,503          --      (2,743,555)        (266,864)
  Debt convertible at below
    market                              --             --        1,013,933          --            --          1,013,933
  Conversion of debt to common
    stock                          4,182,509          4,183        545,817          --            --            550,000
  Retirement of shares in
    settlement                      (350,000)          (350)           350          --            --               --
  Employee stock options issue
    for services                        --             --          214,125          --            --            214,125
  Net loss                              --             --             --            --      (2,971,929)      (2,971,929)
                                 -----------    -----------    -----------   -----------   -----------      -----------

BALANCE, June 30, 1998            25,176,432         25,177      4,227,728          --      (5,715,484)      (1,460,735)
  Retirement of shares in
    settlement                    (1,402,157)        (1,402)         1,402          --            --               --
  Net loss                              --             --             --            --        (582,813)        (582,813)
                                 -----------    -----------    -----------   -----------   -----------      -----------

BALANCE, June 30, 1999            23,774,275         23,775      4,229,130          --      (6,298,297)      (2,043,548)
  Debt convertible at below
    market                              --             --          139,640          --            --            139,640
  Net loss                              --             --             --            --        (916,368)        (916,368)
                                 -----------    -----------    -----------   -----------   -----------      -----------

BALANCE, June 30, 2000            23,774,275         23,775      4,368,770          --      (7,214,665)      (2,820,276)



                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

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





                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

                                                  (Continued)

                                                           Preferred Stock
                                          ----------------------------------------------------
                                                  Series E                    Series F            Preferred
                                          -------------------------   ------------------------  Subscriptions
                                            Share        Amount          Shares      Amount       Receivable
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2000                           --            --            --            --            --
  Warrants issuedfor prepaid services            --            --            --            --            --
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2001                           --            --            --            --            --
  Amortization of
   deferred merger costs                         --            --            --            --            --
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2002                           --            --            --            --            --
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2003                           --            --            --            --            --
  Conversion of preferred stock                  --            --            --            --            --
  Conversion of debt to preferred stock          --            --            --            --            --
  Conversion of debt to preferred stock     1,008,985         1,009          --            --            --
  Conversion of debt to preferred stock          --            --       4,549,015         4,549          --
  Preferred Subscriptions
   Receivable                                    --            --            --            --        (325,000)
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2004                      1,008,985         1,009     4,549,015         4,549      (325,000)
  Cancellation of
   subscriptions receivable                      --            --            --            --         325,000
  Acquisition of Series D
   Preferred stock                               --            --            --            --            --
  Issuance of Series D
   Preferred stock for deferred                  --            --            --            --            --
   compensation
  Deferred compensation
   related to issuance                           --            --            --            --            --
   of Series D Preferred stock
  Debt convertible at below market
  Net loss                                       --            --            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2005                      1,008,985   $     1,009     4,549,015   $     4,549   $      --
                                          -----------   -----------   -----------   -----------   -----------


                                                          F-8 (Continued)



                                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                       (A Development Stage Company)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

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
                            ===========   ==========   ============    ============    ============    ============    ============




                                ADVANCE DISPLAY TECHNOLOGIES, INC.
                                   (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

                                            (Continued)

                                                                 Preferred Stock
                                             ------------------------------------------------------
                                                     Series C                     Series D
                                             -------------------------   --------------------------
                                               Shares        Amount        Shares         Amount
                                             -----------   -----------   -----------    -----------
BALANCE, June 30, 2005                              --     $      --      29,500,000         29,500
  Issuance of Series D Preferred stock for
    Deferred compensation                           --            --       2,000,000          2,000
  Deferred compensation related to
    issuance of Series D Preferred stock            --            --            --             --
  Debt convertible at below market                  --            --            --             --
  Compensation expense on vested options            --            --            --             --
  Unearned Series D Preferred stock                 --            --      (5,719,678)        (5,720)
  Settlement of debt for common stock               --            --            --             --
  Exercise of stock options                         --            --            --             --
  Net loss                                          --            --            --             --
                                             -----------   -----------   -----------    -----------

BALANCE, June 30, 2006                              --            --      25,780,322         25,780
                                             ===========   ===========   ===========    ===========






                                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                                          (A Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

                                                   (Continued)


                                                               Preferred Stock
                                             -----------------------------------------------------
                                                     Series E                    Series F              Preferred
                                             -------------------------   -------------------------    Subscriptions
                                                Shares       Amount        Shares         Amount       Receivable
                                             -----------   -----------   -----------   -----------     -----------
BALANCE, June 30, 2005                         1,008,985   $     1,009   $ 4,549,015         4,549            --
  Issuance of Series D Preferred stock for
    Deferred compensation                           --            --            --            --              --
  Deferred compensation related to
    issuance of Series D Preferred stock            --            --            --            --              --
  Debt convertible at below market                  --            --            --            --              --
  Compensation expense on vested options            --            --            --            --              --
  Unearned Series D Preferred stock                 --            --            --            --              --
  Settlement of debt for common stock               --            --            --            --              --
  Exercise of stock options                         --            --            --            --              --
  Net loss                                          --            --            --            --              --
                                             -----------   -----------   -----------   -----------     -----------

BALANCE, June 30, 2006                         1,008,985   $     1,009     4,549,015          4,549           --
                                             ===========   ===========   ===========   ===========     ===========


                                                 F-10 (Continued)

                            ADVANCE DISPLAY TECHNOLOGIES, INC.
                               (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

                                        (Continued)


                                                     Common Stock            Additional       Deferred
                                              ---------------------------     Paid-In          Merger
                                                 Shares         Amount        Capital          Costs
                                              ------------   ------------   ------------    ------------
BALANCE, June 30, 2005                          25,618,177         25,619     11,201,712            --
  Issuance of Series D Preferred stock for
    Deferred compensation                             --             --           67,500            --
  Deferred compensation related to issuance
    of Series D Preferred stock                       --             --             --              --
  Debt convertible at below market                    --             --          340,000            --
  Compensation expense on vested options              --             --           19,541            --
  Unearned Series D Preferred stock                   --             --         (291,771)           --
  Settlement of debt for common stock              100,000            100          4,900            --
  Exercise of stock options                        480,000            480         13,920            --
  Net loss                                            --             --             --              --
                                              ------------   ------------   ------------    ------------

BALANCE, June 30, 2006                          26,198,177         26,199     11,355,802            --
                                              ============   ============   ============    ============








                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                             (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2006

                                     (Continued)


                                                Deferred      Accumulated
                                              Compensation      Deficit          Total
                                              ------------    ------------    ------------
BALANCE, June 30, 2005                            (232,247)   $(11,499,513)   $   (469,371)
  Issuance of Series D Preferred stock for
    Deferred compensation                          (69,500)           --              --
  Deferred compensation related to issuance
    of Series D Preferred stock                      4,256            --             4,256
  Debt convertible at below market                    --              --           340,000
  Compensation expense on vested options              --              --            19,541
  Unearned Series D Preferred stock                297,491            --              --
  Settlement of debt for common stock                 --              --             5,000
  Exercise of stock options                           --              --            14,400
  Net loss                                            --        (1,181,777)     (1,181,777)
                                              ------------    ------------    ------------

BALANCE, June 30, 2006                                --      $(12,681,290)   $ (1,267,951)
                                              ============    ============    ============





                                    F-11 (Continued)

                                     ADVANCE DISPLAY TECHNOLOGIES, INC.
                                       (A Development Stage Company)

                                         STATEMENTS OF CASH FLOWS


                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                                                   INCEPTION
                                                                       FOR THE YEARS ENDED      (MARCH 15, 1995)
                                                                             JUNE 30,               THROUGH
                                                                  ----------------------------      JUNE 30,
                                                                      2006            2005            2006
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                          $ (1,181,777)   $   (759,863)   $(12,681,290)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                     --              --           202,278
    (Gain) on disposition of discontinued operations                      --              --          (108,652)
    (Gain) on debt and trade payables forgiven                         (86,117)        (81,875)       (496,777)
    Acquired research and development expense                             --              --         2,536,494
    Impairment of intangibles                                             --              --           451,492
    Depreciation and amortization of property and equipment             14,027           7,068         305,899
    Amortization of deferred merger costs                                 --              --            75,000
    Stock and stock option compensation expense                         23,797           2,753         240,675
    Interest expense related to debt discount                          340,000         400,000       1,893,573
    Loss on sale of property and equipment                                --              --             5,445
    (Increase) decrease in:
         Trade accounts receivable                                       3,474          (3,474)           --
         Inventory                                                        --              --             6,048
         Vendor deposits                                                66,062         (66,062)           --
         Other current assets                                           (6,280)         74,431         (68,204)
    Increase (decrease) in:
         Accounts payable                                               67,500          11,427          54,155
         Accrued interest payable to stockholders                       76,228          15,463       1,733,846
         Customer deposits                                             (24,196)         24,196            --
         Other accrued liabilities                                     (13,633)        (73,090)       (149,764)
                                                                  ------------    ------------    ------------
           Net cash used in operating activities                      (720,915)       (449,026)     (5,999,782)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (40,753)         (7,979)       (174,381)
    Proceeds from sale of property and equipment                          --              --            17,030
    Advances to affiliates                                                --              --          (932,925)
    Purchase of note receivable and security interest                     --              --          (225,000)
    Cash received in acquisition                                          --              --           303,812
                                                                  ------------    ------------    ------------
           Net cash used in investing activities                       (40,753)         (7,979)     (1,011,464)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                                 --              --           703,127
    Proceeds from exercise of options                                   14,400            --            14,400
    Proceeds from notes payable to stockholders                        840,000         400,000       6,129,754
    Proceeds from line-of-credit                                          --              --           299,505
    Principal payments on leased equipment                              (4,086)         (1,206)         (5,292)
                                                                  ------------    ------------    ------------
           Net cash provided by financing activities                   850,314         398,794       7,141,494
                                                                  ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        88,646         (58,211)        130,248
CASH AND CASH EQUIVALENTS, Beginning of period                          41,602          99,813            --
                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, End of period                          $    130,248    $     41,602    $    130,248
                                                                  ============    ============    ============



                                    ADVANCE DISPLAY TECHNOLOGIES, INC.
                                      (A Development Stage Company)

                                        STATEMENTS OF CASH FLOWS
                                              (Continued)

                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                                                      INCEPTION
                                                                           FOR THE YEARS ENDED     (MARCH 15, 1995)
                                                                                 JUNE 30,              THROUGH
                                                                        --------------------------     JUNE 30,
                                                                            2006           2005          2006
                                                                        -----------    -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                       $      --      $      --     $    26,570
                                                                        ===========    ===========   ===========
    Non-cash transactions:
         Issuance of common stock for acquisition of Display Group,
             LLC and Display Optics, Ltd. and conversion of
             convertible debt                                           $      --      $      --     $ 2,199,026
                                                                        ===========    ===========   ===========
         Conversion of notes payable stockholders to common stock       $      --      $      --     $   550,000
                                                                        ===========    ===========   ===========
         Conversion of interest payable on notes to notes payable       $      --      $      --     $    12,354
                                                                        ===========    ===========   ===========
         Retirement of shares in settlement                             $      --      $      --     $     1,402
                                                                        ===========    ===========   ===========
         Extinguishment of debt and trade payables                      $    86,117    $    81,875   $   496,777
                                                                        ===========    ===========   ===========
         Acquired membership interest in Regent Theaters, LLC and
             Regent Releasing, LLC                                      $      --      $      --     $    50,000
                                                                        ===========    ===========   ===========
         Conversion of Preferred Series C stock to common stock         $      --      $      --     $     1,844
                                                                        ===========    ===========   ===========
         Subscriptions for Preferred Series D stock                     $      --      $      --     $   400,000
                                                                        ===========    ===========   ===========
         Cancellation of Subscriptions for Preferred Series D stock     $      --      $  (325,000)  $  (325,000)
                                                                        ===========    ===========   ===========
         Conversion of demand notes and accrued interest to Preferred
             Series E stock                                             $      --      $      --     $ 1,008,985
                                                                        ===========    ===========   ===========
         Conversion of convertible, redeemable Promissory notes,
             demand notes and accrued interest to Preferred
             Series F stock                                             $      --      $      --     $ 4,549,015
                                                                        ===========    ===========   ===========
         Acquisition of 15,000,000 shares of Preferred Series D stock   $      --      $    75,000   $    75,000
                                                                        ===========    ===========   ===========
         Equipment acquired under capital lease                         $     7,900    $     6,703   $    14,603
                                                                        ===========    ===========   ===========
         Issuance of shares of Common Stock for debt                    $     5,000    $      --     $     5,000
                                                                        ===========    ===========   ===========
         Issuance of shares of Preferred Series D stock for
             Deferred compensation                                      $    69,500    $   235,000   $   304,500
                                                                        ===========    ===========   ===========
         Cancellation of unearned Preferred Series D stock              $  (297,491)   $      --     $  (297,491)
                                                                        ===========    ===========   ===========


                                                   F-13

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Organization and Nature of Operations - Advance Display Technologies, Inc. ("ADTI" or the "Company") is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is June 30. ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and since December 2004 ADTI has also engaged in the business of the technological development and manufacturer of certain proprietary Light Emitting Diode
     (LED) display screen systems, (the "Screen Business").

     Going Concern and Plan of Operation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations. Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $1,310,720 as of June 30, 2006. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     During fiscal 2006, the Company continued its product development along with sales and marketing efforts for its proprietary fiber optic and LED technologies. The Company raised additional capital for operations, including particularly the cost of building prototypes of its proprietary FiberVision(TM) fiber optic and UltraNet(TM) LED large screen display technologies, developing production capacity for its LED large screen display technologies and facilitating sales and marketing demonstrations. The FiberVision(TM) screen and UltraNet(TM) LED screen prototypes were demonstrated to potential customers in the signage and advertising industries in December 2005. A production model of the UltraNet(TM) screen is currently being completed and the Company anticipates generating sales orders for the UltraNet(TM) screen products during the second quarter of fiscal 2007. Management believes that the Company's ability to continue as a going concern over the next year will be achieved through revenues from these sales together with continued financing from its core investors.

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

     Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced a loss in such accounts.

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

     Vendor Deposits - Purchase terms generally require a deposit from the Company prior to processing its purchase order. Vendor deposits are applied to a specific invoice and the expense and remaining payable are recorded upon shipment from the vendor.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. Depreciation expense for the years ended June 30, 2006 and June 30, 2005 was $14,027 and $7,068, respectively.

     Income Taxes - Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates that will be in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

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

     Customer Deposits - Sales terms generally require a deposit from customers prior to processing their purchase order. Customer deposits are applied to a specific invoice and the revenue and remaining receivable are recorded upon shipment of the product to the customer.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Revenue Recognition - Consulting revenue is recorded when goods are shipped from the supplier to the customer for orders on which the Company provided consulting services. Notice of defects or incomplete shipments are directed to the supplier for resolution. Sales revenue will be recorded when goods are shipped by the Company or another supplier to the customer.

     Stock-Based Compensation - The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-retrospective method on July 1, 2005. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-retrospective method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of July 1, 2005 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after July 1, 2005. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for the stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

     Primarily as a result of adopting SFAS No. 123R, the Company recognized $23,797 in share-based compensation expense for the year ended June 30, 2006. There were 1,680,000 new employee options granted during the year ended June 30, 2006. The expense recognized of $19,541 relates to the vesting of options issued and $4,256 to Series D Preferred shares issued to an employee during the year ended June 30, 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.001 per share. The fair value of the stock options was estimated using the Black-Scholes option pricing model.

     Loss Per Share - Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2006 and 2005 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2006 and 2005 was anti-dilutive. Diluted EPS does not include the 25,780,322 Preferred Series D stock that are convertible into 25,780,322 common shares or 1,700,000 of options to purchase common shares because they would have been anti-dilutive.

     Comprehensive Loss - Comprehensive loss represents all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

     Impact of Recently Issued Accounting Pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections (FAS 154), which requires the direct effects of voluntary accounting principle changes to be

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     retrospectively applied to prior periods' financial statements. The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's financial position, results of operation or cash flows. In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company's financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following at June 30, 2006

           Equipment                                        $ 55,309
           Office furniture and equipment                     38,741
           Capitalized software                                4,729
                                                            --------
                                                              98,779
           Less accumulated depreciation and amortization    (50,030)
                                                            --------

                    Property and equipment, net             $ 48,749
                                                            ========


3.   NOTES PAYABLE - RELATED PARTIES:
     --------------------------------

     During the fiscal year ended June 30, 2006, the Company issued revolving, convertible, redeemable promissory notes in the amounts of $170,000 to a director and shareholder, and $170,000 to a shareholder for cash. The Notes are convertible into shares of the Company's Series D Convertible Preferred Stock at $.0167 per share. The Series D is convertible into the Company's Common Stock at the same price per share. The conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance resulting in charges to interest expense totaling $340,000 in the aggregate. In addition, the Company issued 10% demand notes in the amounts of $400,000 to the same director and shareholder, and $100,000 to the same shareholder for cash. At June 30, 2006, the Company had total revolving, convertible, redeemable promissory notes outstanding

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     of $740,000 and total 10% demand notes outstanding of $500,000. Interest expense for the fiscal year ended June 30, 2006 relating to these notes was $416,228, including the $340,000 charge described above. Interest payable on these notes totaled $91,691 at June 30, 2006.

4.   LEASE OBLIGATIONS:
     ------------------

     Office Lease - The Company leases office and warehouse facilities pursuant to an annual lease through May 31, 2007. Total rental expense was $21,474 and $21,250 for the years ended June 30, 2006 and 2005, respectively.

     The Company's current monthly rent payments are approximately $1,293, plus operating expenses of $493 per month (increasing to $504 per month effective October 1, 2006). The current minimum lease obligation under this lease is $19,734.

     Equipment Leases - The Company leases equipment under lease obligations, which have been classified as capital leases, expiring beginning January 2007 through 2011. Accordingly, the present value of future minimum lease payments under such leases and corresponding liabilities have been recorded as equipment under capital lease obligations, net of amortization (computed over the estimated useful lives of the assets), and obligations under capital leases, respectively. As of June 30, 2006, the Company has recorded equipment under capital leases valued at $14,603 and corresponding amortization of $10,462.

     The future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments included in other current liabilities as of June 30, 2006 are as follows:

             Year ending June 30, 2007                     $ 4,635
             Year ending June 30, 2008                       2,293
             Year ending June 30, 2009                       2,293
             Year ending June 30, 2010                       2,293
             Year ending June 30, 2011                       1,171
                                                           -------
             Net minimum lease payments                     12,685
             Less amount representing interest               3,375
                                                           -------
             Present value of net minimum lease payments     9,310
             Less current portion                            3,330
                                                           -------

             Long-Term Capital Lease Obligations           $ 5,980
                                                           =======

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Interest expense on capital lease obligations for the years ended June 30, 2006 and 2005 was $1,841 and $467, respectively.

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

     A summary of stock option activity is as follows:

                                                2006                 2005
                                       ---------------------  ------------------
                                                    Weighted            Weighted
                                                    Average             Average
                                         Number     Exercise   Number   Exercise
                                       of Shares     Price    of Shares  Price
                                       ---------     -----    ---------  -----

     Outstanding, beginning of year      500,000    $   .16   500,000   $   .16

            Granted                    1,680,000    $   .03      --     $    --
            Exercised                   (480,000)   $   .03      --     $    --
            Canceled                        --      $    --      --     $    --
                                       ---------    -------   -------   -------

     Outstanding, end of year          1,700,000    $   .07   500,000   $   .16
                                       =========              =======

     Exercisable, end of year            620,000    $   .13   500,000   $   .16
                                       =========              =======


     The weighted average remaining contractual life of compensatory options outstanding is 6.94 years at June 30, 2006.

     The fair value of the 1,680,000 options granted during the fiscal year ended June 30, 2006 was estimated to be $54,715 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.46%; dividend yields of 0%; volatility factors of the expected market price of the Company's common shares of 151%; and a weighted average expected life of the option of 10 years. During the year ended June 30, 2006, 600,000 of the options were vested resulting in compensation expense of $19,541. As of June 30, 2006, 1,080,000 of the options granted are not vested with an estimated remaining value of $35,174 and a weighted average vesting life of 1.25 years.

     At June 30, 2006, 500,000 of these options were exercisable at an exercise price of $.16 and will expire in 2008 if not previously exercised, and 120,000 were exercisable at an exercise price of $.03 and will expire in 2015 if not previously exercised.

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

     Series D Preferred. During the fiscal year ended June 30, 2004, the Company issued 25,500,000 shares of Series D Preferred stock to certain affiliates of the Company for cash.

     Pursuant to an employment agreement between the Company and an officer of the Company, the Company issued 6,000,000 shares of Series D Preferred shares from December 2004 through October 2005, subject to reduction based on net sales revenues generated by the officer for the Company through December 31, 2005 as described in the agreement. Effective December 31, 2005 the officer had earned 280,322 of the Series D Preferred shares and the remaining 5,719,678 shares were returned to authorized, unissued Series D Preferred.

     In connection with the 280,322 Series D Preferred shares that were earned the Company recognized compensation expense of $4,256 and $2,753 for the years ended June 30, 2006 and 2005, respectively; based on the fair value of the shares at the date the shares were earned.

     The Company had 25,780,322 shares of Series D Preferred stock outstanding at June 30, 2006.

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

     Series E Preferred. The Company had 1,008,985 shares Series E Preferred stock outstanding at June 30, 2006. The Series E Preferred has no voting rights except for those required by law.

     The Series E Preferred is entitled to a 5% dividend based on the $1,008,895 purchase price of the Series E Preferred. This is a mandatory dividend, which may not be increased or decreased, and will be automatically cumulated on December 31st of each year even if not declared by the

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     Company's Board of Directors. The Series E Preferred is not convertible into any other series or class of the Company's capital stock. Upon liquidation of the Company, the Series E Preferred is junior to the Series D Preferred (described above), but senior to all of the Company's other capital stock.

     The Company will have the option, but not the obligation, to redeem any or all of the shares of Series E Preferred at any time beginning three years from the date of issuance. The redemption price will be the stated value per share plus accrued but unpaid dividends.

     Series F Preferred. The Company had 4,549,015 shares of Series F Preferred stock outstanding at June 30, 2006. Like the Series E Preferred, the Series F Preferred has no voting rights except as required by law, has no conversion rights, and is redeemable by the Company at a stated value at any time beginning three years from the date of issuance. Unlike the Series E Preferred, however, the Series F Preferred has no rights to dividends. Furthermore, the Series F Preferred is junior to the Series D Preferred and Series E Preferred, but senior to the Company's Common Stock, upon liquidation.

     Common Stock. - On November 8, 2005 the Company issued 100,000 shares of Common Stock to a related party vendor (mainly affiliated with an officer family member) in settlement of a trade payable for $91,117 in engineering fees which the Company had disputed on account of certain inadequacies in product design and development work performed by the vendor. The Company reported a gain on settlement of $86,117.

     Pursuant to an employment agreement with an officer of the Company, as described above, the officer was granted options to purchase 1,680,000 shares of common stock effective October 20, 2005 at an exercise price of $.03 per share. Of the options granted, 360,000 vested October 20, 2005, and 120,000 vest on the first day of each quarter thereafter beginning January 1, 2006 until fully vested. The grant of these options resulted in a charge to compensation expense of $19,541 for the fiscal year ended June 30, 2006. On December 31, 2005 and January 1, 2006, the officer exercised 360,000 and 120,000 of these options for $10,800 and $3,600, respectively.

6.   WARRANTS:
     ---------

     In May 2001, the Company entered into an agreement with an investment banking service company (the "Investment Banker."). The agreement stipulated that the Investment Banker would identify an acceptable merger candidate for the Company. For these services, the Company granted warrants to purchase 500,000 shares of common stock exercisable at $.15 per share, which was the closing price of the Company's common stock on the date of execution of the agreement. The warrants had a weighted average exercise price of $.15 and were exercisable effective at the execution of the agreement (May 2001) and expired in May 2006. Since that time no other warrants have been issued and no warrants have been exercised or forfeited. As of the date of this filing the Company has no outstanding warrants issued.

7.   INCOME TAXES:
     -------------

     A long-term deferred tax asset totaling approximately $4,760,000 is primarily the result of the Company's net operating loss carryforward, which the Company has fully reserved through a valuation allowance as management believes that it is more likely than not that a tax benefit will

                       ADVANCE DISPLAY TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


     not be realized. This valuation allowance decreased by approximately $640,000 during 2006 primarily as a result of the decrease in net operating loss carryforward due to the expiration of net operating losses.

     The Company has had no taxable income under Federal or state laws. Therefore, no provision for income taxes was included in net loss.

     A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:

                                                                           2006         2005
                                                                        ---------    ---------
     Computed expected tax benefit                                      $ 310,000    $ 133,000
     (Increase) decrease in tax benefit (expense) resulting from:
           Expiration of NOL                                             (918,000)    (730,000)
           (Increase) reduction in valuation allowance related to net operating loss carryforwards and change in temporary
             differences                                                  594,000      632,000
             Other                                                        (14,000)     (35,000)
                                                                        ---------    ---------


                                                                        $    --      $    --
                                                                        =========    =========

     As of June 30, 2006 the Company has accumulated net operating loss carryforwards of approximately $12,850,000. However, utilization of these net operating loss carryforwards is significantly dependent on the Company's ability to generate future taxable income which is uncertain. Any future tax benefit may be further limited due to a change in control in the Company's ownership as defined by the Internal Revenue Code, Section 382. Due to these factors, the Company is not currently able to ascertain the amount of tax benefit that will be realized in future periods, if any. These amounts expire periodically through 2026 if not utilized sooner.

8.   SUBSEQUENT EVENTS:
     ------------------

     Subsequent to the fiscal year ended June 30, 2006, the Company issued 10% demand notes totaling $300,000 in the aggregate to a director and shareholder.