Form 10QSB
period 2006-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2006-11-14
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2006

     [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number: 0-15224

                       Advance Display Technologies, Inc.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                       84-0969445
        ----------------------                           ---------------------
       (State of incorporation)                         (IRS Employer ID number)

        7334 South Alton Way, Building 14, Suite F, Centennial, CO 80112
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 267-0111
        ---------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]    NO[   ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES [   ]    NO [ X ]


As of November 13, 2005, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding.

                       ADVANCE DISPLAY TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Balance Sheets -
             September 30, 2006 (unaudited) and June 30, 2006................1

         Statements of Operations (unaudited)
             Three months ended September 30, 2006 and 2005 and for the period from March 15, 1995, inception, to September 30, 2006....2

         Statements of Cash Flows (unaudited)
             Three months ended September 30, 2006 and 2005 and for the period from March 15, 1995, inception, to September 30, 2006....3

         Notes to Financial Statements (unaudited)...........................5

Item 2.  Management's Discussion and Analysis or Plan of Operations........6-9

Item 3.  Controls and Procedures.............................................9


                           PART II. OTHER INFORMATION

Item 6.  Exhibits ..........................................................10

             Signatures.....................................................11

Item 1.

                                           ADVANCE DISPLAY TECHNOLOGIES, INC.
                                             (A Development Stage Company)
                                                   BALANCE SHEETS
                                                    (Unaudited)
                                                                                September 30,        June 30,
                                                                                     2006              2006
                                                                               --------------      ------------
                                                       ASSETS
                                                       ------
CURRENT ASSETS:
     Cash                                                                      $     79,705        $    130,248
     Other current assets                                                            94,454              11,719
                                                                               ------------        ------------
         Total current assets                                                       174,159             141,967

PROPERTY AND EQUIPMENT, NET                                                          90,854              48,749
                                                                               ------------        ------------

         TOTAL ASSETS                                                          $    265,013        $    190,716
                                                                               ============        ============

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                                          -------------------------------------

CURRENT LIABILITIES:
     Accounts payable
         Trade                                                                 $     87,111        $     72,530
         Related party                                                               13,997              19,324
       Revolving, convertible, redeemable promissory notes
           to related parties                                                       740,000             740,000
       Demand notes to related parties                                              800,000             500,000
        Accrued interest payable to related parties                                 127,658              91,691
     Other accrued liabilities                                                       23,880              29,142
                                                                               ------------        ------------
         Total current liabilities                                                1,792,646           1,452,687

LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES:                         5,667               5,980
                                                                               ------------        ------------
         Total liabilities                                                        1,798,313           1,458,667

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred Series D stock, $.001 par value, 60,000,000 shares authorized,
         25,780,322 shares issued and outstanding (liquidation
         preference of $429,672)                                                     25,780              25,780
     Preferred Series E stock, $.001 par value, 1,008,985 shares authorized,
         1,008,985 shares issued and outstanding (liquidation
         preference of $1,151,921)                                                    1,009               1,009
     Preferred Series F stock, $.001 par value, 4,549,015 shares authorized,
         4,549,015 shares issued and outstanding (liquidation
         preference of $4,549,015)                                                    4,549               4,549
     Common stock, $.001 par value, 100,000,000 shares authorized,
         26,198,177 issued and outstanding                                           26,199              26,199
     Additional paid-in capital                                                  11,359,710          11,355,802
     Deficit accumulated during the development stage                           (12,950,547)        (12,681,290)
                                                                               ------------        ------------
         Total Stockholders' Deficit                                             (1,533,300)         (1,267,951)
                                                                               ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    265,013        $    190,716
                                                                               ============        ============

                                      (See accompanying notes to unaudited financial statements)




                                              ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                                                                       March 15, 1995
                                                                    Three Months Ended               (Inception) Through
                                                                        September 30,                   September 30,
                                                                  2006                 2005                 2006
                                                              ------------         ------------         --------------

CONSULTING REVENUE                                            $       --           $     28,573         $     91,014

OTHER INCOME:
    Related party interest income                                     --                   --                162,761
    Other interest income                                              101                   59                9,174
    Settlement Income                                                 --                   --                463,179
    Other                                                             --                   --                    550
                                                              ------------         ------------         ------------
         Total revenue and other income                                101               28,632              726,678

COSTS AND EXPENSES:

    Cost of consulting revenue                                        --                 19,398               93,648
    General and administrative                                     175,053               85,307            5,403,064
    Research and development                                        58,338               60,609            4,227,842
    Impairment of intangible assets                                   --                   --                451,492
    Interest expense - related party                                35,967              112,361            3,736,338
                                                              ------------         ------------         ------------
         Total costs and expenses                                  269,358              277,675           13,912,384
                                                              ------------         ------------         ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY
GAIN                                                          $   (269,257)        $   (249,043)        $(13,185,706)

Loss from discontinued operations                                     --                   --               (202,278)
Gain on disposal of discontinued operations                           --                   --                108,652
                                                              ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY GAIN                                $   (269,257)        $   (249,043)        $(13,279,332)

Extraordinary gain due to forgiveness of debt                         --                   --                328,785
                                                              ------------         ------------         ------------

NET LOSS                                                      $   (269,257)        $   (249,043)        $(12,950,547)

ACCRUED PREFERRED SERIES E DIVIDEND                                (12,612)             (12,612)            (142,936)
                                                              ------------         ------------         ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $   (281,869)        $   (261,655)        $(13,093,483)
                                                              ============         ============         ============


NET LOSS PER COMMON SHARE  (BASIC AND DILUTIVE):              $       (.01)        $       (.01)
                                                              ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            26,198,177           25,618,177
                                                              ============         ============


                                     (See accompanying notes to unaudited financial statements)



                                                  ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                    (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                       March 15, 1995
                                                                                                        (Inception)
                                                                     Three Months Ended                   Through
                                                                        September 30,                   September 30,
                                                                  2006                2005                  2006
                                                              -------------        ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (Loss)                                                 $   (269,257)        $   (249,043)        $(12,950,547)
Adjustments to reconcile net (loss) to net cash used
  in operating activities:
   Loss from discontinued operations                                  --                   --                202,278
   Gain on disposition of discontinued operations                     --                   --               (108,652)
   Gain on debt forgiven                                              --                   --               (496,777)
   Acquired research and development expense                          --                   --              2,536,494
   Impairment of intangible asset                                     --                   --                451,492
   Depreciation and amortization                                     5,189                2,304              311,088
   Amortization of deferred merger costs                              --                   --                 75,000
   Stock and stock option compensation expense                       3,908                3,572              244,583
   Interest expense related to debt discount                          --                100,000            1,893,573
   Loss on disposal of property and equipment                         --                   --                  5,445
(Increase) decrease in:
    Trade accounts receivable                                         --               (133,643)                --
   Inventory                                                          --                   --                  6,048
    Vendor deposits                                                (71,424)              12,217              (71,424)
   Other current assets                                            (11,311)              (9,551)             (79,515)
(Decrease) increase in:
   Accounts payable                                                  9,254              130,160               63,409
   Accrued interest payable to shareholders                         35,967               12,361            1,769,813
    Customer deposits                                                 --                (10,863)                --
   Other accrued liabilities                                        (4,394)               1,908             (154,158)
                                                              ------------         ------------         ------------
     Net cash used in operating activities                        (302,068)            (140,578)          (6,301,850)
                                                              ------------         ------------         ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

   Purchases of property and equipment                             (47,294)                (181)            (221,675)
   Proceeds from sale of property and equipment                       --                   --                 17,030
   Advances to affiliates                                             --                   --               (932,925)
   Purchase of notes receivable and security interest                 --                   --               (225,000)
   Cash received in acquisition                                       --                   --                303,812
                                                              ------------         ------------         ------------
     Net cash used in investing activities                         (47,294)                (181)          (1,058,758)
                                                              ------------         ------------         ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Capital contributions                                              --                   --                703,127
     Proceeds from exercise of options                                --                   --                 14,400
   Proceeds from notes payable to shareholders                     300,000              100,000            6,429,754
   Proceeds from line-of-credit                                       --                   --                299,505
    Principal payments on leased equipment                          (1,181)                (843)              (6,473)
                                                              ------------         ------------         ------------
     Net cash provided by financing activities                     298,819               99,157            7,440,313
                                                              ------------         ------------         ------------

INCREASE (DECREASE) IN CASH                                        (50,543)             (41,602)              79,705
CASH AND CASH EQUIVALENTS, Beginning of Period                     130,248               41,602                 --
                                                              ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, End of Period                      $     79,705         $       --           $     79,705
                                                              ============         ============         ============


                                   (See accompanying notes to unaudited financial statements)



                                               ADVANCE DISPLAY TECHNOLOGIES, INC.
                                                (A Development Stage Company)

                                                  STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                        (Continued)

                                                                                                         March 15, 1995
                                                                        Three Months Ended                (Inception)
                                                                           September 30,                    Through
                                                              --------------------------------------     September 30,
                                                                   2006                 2005                  2006
                                                              --------------       --------------       --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
   Interest                                                   $          ---       $          ---       $       26,570
                                                              ==============       ==============       ==============
 Non-cash transactions:
   Issuance of common stock for acquisition of Display Group,
    LLC and Display Optics, Ltd. and conversion of
    convertible debt                                          $          ---       $          ---       $    2,199,026
                                                              ==============       ==============       ==============
   Conversion of notes payable stockholders to common stock   $          ---       $          ---       $      550,000
                                                              ==============       ==============       ==============
   Conversion of interest payable on notes to notes payable   $          ---       $          ---       $       12,354
                                                              ==============       ==============       ==============
   Retirement of shares in settlement                         $          ---       $          ---       $        1,402
                                                              ==============       ==============       ==============
   Extinguishment of debt and trade payables                  $          ---       $          ---       $      496,777
                                                              ==============       ==============       ==============
   Acquired membership interest in Regent Theaters and Regent
     Releasing, LLC                                           $          ---       $          ---       $       50,000
                                                              ==============       ==============       ==============
   Conversion of Preferred Series C stock to common stock     $          ---       $          ---       $        1,844
                                                              ==============       ==============       ==============
   Subscriptions for Preferred Series D stock                 $          ---       $          ---       $      400,000
                                                              ==============       ==============       ==============
   Cancellation of Subscriptions for Preferred Series D stock $          ---       $          ---       $     (325,000)
                                                              ==============       ==============       ==============
   Conversion of demand notes and accrued interest to
    Preferred Series E stock                                  $          ---       $          ---       $    1,008,985
                                                              ==============       ==============       ==============
   Conversion of convertible, redeemable Promissory notes,
    demand notes and accrued interest to Preferred Series F
    stock                                                     $          ---       $          ---       $    4,549,015
                                                              ==============       ==============       ==============
   Acquisition of 15,000,000 shares of Preferred Series D
    stock                                                     $          ---       $          ---       $       75,000
                                                              ==============       ==============       ==============
   Equipment acquired under capital lease                     $          ---       $         7,900      $       14,603
                                                              ==============       ===============      ==============
   Issuance of Common Stock for debt                          $          ---       $          ---       $        5,000
                                                              ==============       ==============       ==============
   Issuance of  shares of Preferred Series D stock for
    deferred compensation                                     $          ---       $        53,000      $      304,500
                                                              ==============       ===============      ==============
   Cancellation of unearned Preferred Series D stock          $          ---       $          ---       $     (297,491)
                                                              ==============       ==============       ==============




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

          These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Advance Display Technologies, Inc. (ADTI or the Company) for the year ended June 30, 2006 as the notes to these interim financial statements omit certain information required for complete financial statements.

Note 2. - Demand Notes - Related Parties
----------------------------------------

          During the quarter ended September 30, 2006, the Company issued two 10% demand notes totaling $300,000 to a director and shareholder. Subsequent to the end of the quarter, the Company issued an additional demand note for $50,000 to the same director and shareholder.

Note 3. - Commitments and Contingencies
---------------------------------------

          Included in other current assets at September 30, 2006 is a vendor deposit consisting of a 50% down payment on the UltraNet(TM) LED demonstration model that is not yet complete. The Company expects to pay an additional $71,424 to the vendor when completed, currently expected to be during the quarter ending December 31, 2006.

          In November 2006, the Company entered into a lease agreement for office and product demonstration and maintenance space in Rockaway, New Jersey. The lease is for a five year term and calls for monthly lease payments of $1,342.

Note 4. - Subsequent Events
---------------------------

          Subsequent to the quarter ended September 30, 2006, the Company received $200,000 to be applied toward the purchase of a new series of the Company's preferred stock from a shareholder and director.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
-------

          The Report of the Company's Independent Registered Public Accounting firm on the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 includes a qualification regarding the Company's ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business and has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

          During the fiscal quarter ended September 30, 2006, the Company made substantial design improvements to the original UltraNet(TM) LED prototype design making it better able to withstand adverse climactic conditions, more easily readable in differing ambient light conditions, and more cost effective to manufacture. The Company is currently in the process of manufacturing a 15ft. x 27ft. UltraNet(TM) LED sales demonstration display in conjunction with an established LED screen manufacturer. During the first quarter of fiscal 2007, the Company's efforts have been primarily directed toward: (1) initiating the building of a production prototype of the Company's proprietary UltraNet(TM) LED screen for product demonstration and marketing purposes; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company's proprietary display technologies;
(4) continuing proprietary product development; and (5) continuing to seek additional sources of capital for operations.

          Management believes substantial market opportunity may be realized by the Company through a combined effort of selling its proprietary fiber optic and LED display products in conjunction with sales of nonproprietary display products, such as LCD, plasma, projection and high resolution LED, to the out-of-home advertising markets.

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

          During fiscal 2006, the Company acted as consulting sales agent for the sale of some third party large screen display products to customers and realized modest consulting revenues from such sales. Subsequently, the Company suspended these sales efforts and turned its focus to the continued development of, and sales and marketing efforts for, its proprietary fiber optic and LED technologies, initially the UltraNet(TM) screen. A marketing demonstration model of the UltraNet(TM) product is being completed by a contract manufacturer and is currently expected to be ready for sales demonstrations before the end of the calendar year.

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

Results of Operations
---------------------

          For the fiscal quarter ended September 30, 2006, the Company reported net losses of ($269,257), or ($.01) per share, compared to a net loss of ($249,043), or ($.01) per share, for the fiscal quarter ended September 30, 2005. The increase in net loss for the fiscal quarter ended September 30, 2006 from 2005 is primarily due to: (1) consulting revenue of approximately $29,000 in 2005 versus none in the current year period; and (2) an increase in general and administrative expense of approximately $90,000; partially off-set by (a) cost of consulting revenues of approximately $19,000 in 2005 versus none for the current year period; (b) a decrease in research and development costs of approximately $2,000; and (c) a decrease in interest expense of approximately $76,000.

          The Company had no sales for the quarter ended September 30, 2006 compared to consulting revenue of $28,573 for the same period in 2005 in connection with the sale of $258,439 in screen systems. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $101 and $59 for the fiscal quarters ended September 30, 2006 and 2005, respectively.

          There were no cost of consulting revenues reported for the fiscal quarter ended September 30, 2006 compared to cost of consulting revenues of $19,398 for the fiscal quarter ended September 30, 2005, consisting primarily of an allocation of Mr. Temple's employment related expenses. The Company reported G&A expenses of $175,053 and $85,307 for the fiscal quarters ended September 30, 2006 and 2005, respectively. Travel expense increased by approximately $13,000 related to the development and oversight of the UltraNet(TM) demonstration model being built by a contract manufacturer. Professional fees increased by approximately $32,000, primarily due to an increase in accounting and administrative costs related to increased activities and planning. Total salaries and related expenses increased approximately $46,000 in 2006 from 2005 primarily resulting from hiring two people. Approximately $55,000 of these total costs were allocated to research and development costs associated with the UltraNet(TM) development. Depreciation increased approximately $3,000 related to acquisitions of equipment.

          During the fiscal quarter ended September 30, 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $100,000 to a director and a shareholder. These notes are convertible into shares of the Company's Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company's Common Stock at the same rate. The conversion rate of these notes is lower than the trading price of the Company's Common Stock on the dates of issuance resulting in charges to interest expense totaling $100,000 in the aggregate. Without the effect of the interest charges from the issuance of the convertible notes, interest expense for the quarter would have increased by approximately $24,000 from the quarter ended September 30, 2005 to 2006. This part of the increase was attributable to an increase in total debt outstanding.

Liquidity and Capital Resources
-------------------------------

          Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At September 30, 2006, the Company reported negative net worth of $1,533,300 and negative working capital of $1,618,487 compared to negative net worth of $1,267,951 and negative working capital of $1,310,720 at June 30, 2006. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company's operations on an as needed basis through the third quarter of this fiscal year. Management believes that the Company's continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

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

          Cash flows from financing activities for the fiscal quarter ended September 30, 2006 consisted of the issuance 10% demand notes to a director and shareholder totaling $300,000. These cash flows have been used primarily for operating expenses, marketing activities and building the UltraNet(TM) demonstration model. Subsequent to the quarter ended September 30, 2006, the Company received $200,000 to be applied toward the purchase of a new series of the Company's preferred stock from a shareholder and director.

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

          At September 30, 2006, the Company reported current assets of $174,159 and a working capital deficit. Current liabilities exceeded current assets by $1,618,487. At September 30, 2006, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,667,658, and (2) trade payables and accrued expenses totaling $124,988 which were incurred primarily for business development and operating costs. Included in other current assets is a vendor deposit of a 50% down payment on the UltraNet(TM) LED demonstration model that is not yet complete. The Company expects to pay an additional $71,424 to the vendor when completed, currently expected to be during the quarter ending December 31, 2006.

         There can be no assurance that the Company will be successful in raising capital or producing revenue from operations. If the Company fails to do so, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

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

Internal Controls

          There were no significant changes made in the Company's internal controls during the quarter ended September 30, 2006, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

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

                                        ADVANCE DISPLAY TECHNOLOGIES, INC.
                                        (Registrant)




Date: November 14, 2006                 /s/   Matthew W. Shankle
                                        ----------------------------------------
                                        Matthew W. Shankle
                                        President, Chief Executive and
                                        Financial Officer