Form 10QSB
period 2006-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2007-02-20
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 0-15224

Advance Display Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-0969445
(State of incorporation)	(IRS Employer ID number)

7334 South Alton Way, Suite F, Centennial, CO 80112
(Address of principle executive offices) (Zip Code)

(303) 267-0111
(Issuer’s telephone number, including area code)

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

As of February 13, 2007, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1.	Balance Sheets
	December 31, 2006 (unaudited) and June 30, 2006	1

	Statements of Operations (unaudited)
	Three and six months ended December 31, 2006 and 2005 and for the
	period from March 15, 1995, inception, to December 31, 2006	2

	Statements of Cash Flows (unaudited)
	Six months ended December 31, 2006 and 2005 and for the
	period from March 15, 1995, inception, to December 31, 2006	3-4

	Notes to Financial Statements (unaudited)	5-7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8-12

	General	8-9
	Results of Operations	9-10
	Liquidity and Resources	10-11
	Forward Looking Statements	12

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	13

	Signatures	14

i

PART 1. FINANCIAL INFORMATION
Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$80,112	$130,248
Preferred stock subscriptions receivable	240,000	--
Inventory	86,500	--
Vendor deposits	29,575	--
Other current assets	44,611	11,719
Total current assets	480,798	141,967

PROPERTY AND EQUIPMENT, NET	105,765	48,749

TOTAL ASSETS	$586,563	$190,716

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable
Trade	$141,330	$72,530
Related party	31,852	19,324
Revolving, convertible, redeemable promissory notes payable to related parties	740,000	740,000
Demand notes payable to related parties	800,000	500,000
Accrued interest payable to related parties	166,180	91,691
Other accrued liabilities	31,042	29,142
Total current liabilities	1,910,404	1,452,687

LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES:	5,340	5,980
Total liabilities	1,915,744	1,458,667

SHAREHOLDERS’ (DEFICIT):
Preferred Series D stock, $.001 par value, 60,000,000 shares authorized, 25,780,322 issued and outstanding, (liquidation preference of $430,531).	25,780	25,780
Preferred Series E stock, $.001 par value, cumulative 5% dividend,1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,164,533)	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015)	4,549	4,549
Preferred Series G stock, $.001 par value, 50,000 shares authorized, 10,714 and 0 shares issued and outstanding, respectively (liquidation preference of $750,000)	11	--
Preferred stock subscriptions receivable	(85,000)	--
Common stock, $.001 par value, 100,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	12,113,607	11,355,802
(Deficit) accumulated during the development stage	(13,415,336)	(12,681,290)
Total Shareholders’ (Deficit)	(1,329,181)	(1,267,951)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$586,563	$190,716

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,			Six Months Ended December 31,			Cumulative From Inception (March 15, 1995) Through December 31,
	2006		2005	2006		2005	2006

CONSULTING REVENUE	$	---	$5,472	$	---	$34,045	$91,014

OTHER INCOME:
Related party interest income		---	---		---	---	162,761
Other interest income		57	108		158	166	9,231
Settlement income		---	86,117		---	86,117	463,179
Other		---	---		---	---	550
Total revenue and other income		57	91,697		158	120,328	726,735

COSTS AND EXPENSES:
Cost of consulting revenue		---	19,639		---	39,036	93,648
General and administrative		215,803	187,358		390,856	272,614	5,618,867
Research and development		210,521	29,313		268,859	89,973	4,438,363
Impairment of intangible asset		---	---		---	---	451,492
Interest expense - related parties		38,522	217,167		74,489	329,528	3,774,860

Total costs and expenses		464,846	453,477		734,204	731,151	14,377,230

LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN		$(464,789)	$(361,780)		$(734,046)	$(610,823)	$(13,650,495)

Loss from discontinued operations		---	---		---	---	(202,278)
Gain on disposal of discontinued operations		---	---		---	---	108,652

LOSS BEFORE EXTRAORDINARY GAIN		$(464,789)	$(361,780)		$(734,046)	$(610,823)	$(13,744,121)

EXTRAORDINARY GAIN DUE TO
EXTINGUISHMENT OF DEBT		---	---		---	---	328,785

NET LOSS		$(464,789)	$(361,780)		$(734,046)	$(610,823)	$(13,415,336)

ACCRUED PERFERRED SERIES E DIVIDEND		(12,612)	(12,612)		(25,224)	(25,224)	(155,548)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS		$(477,401)	$(374,392)		$(759,270)	$(636,047)	$(13,570,884)

NET LOSS PER COMMON SHARE (BASIC AND DILUTIVE):		$(.02)	$(.01)		$(.03)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		26,198,177	25,675,786		26,198,177	25,646,981

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,		Cumulative From Inception (March 15, 1995) Through December 31,
	2006	2005	2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (Loss)	$(734,046)	$(610,823)	$(13,415,336)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
(Gain) on disposition of discontinued operations	---	---	(108,652)
(Gain) on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Depreciation and amortization	11,119	7,052	317,018
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	7,816	15,981	248,491
Interest expense related to debt discount	---	300,000	1,893,573
Loss on disposal of property and equipment	---	---	5,445
(Increase) decrease in:
Trade accounts receivable	---	(14,527)	---
Inventory	(86,500)	---	(80,452)
Vendor deposits	(29,575)	66,062	(29,575)
Other current assets	(32,892)	(11,309)	(101,096)
(Decrease) increase in:
Accounts payable	81,328	(20,429)	135,483
Interest payable to shareholders	74,489	29,528	1,808,335
Customer deposits	---	(24,196)	---
Other accrued liabilities	3,675	5,505	(146,089)
Net cash used in operating activities	(704,586)	(257,156)	(6,704,368)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchases of property and equipment	(68,135)	(76,691)	(242,516)
Proceeds from sale of property and equipment	---	---	17,030
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(68,135)	(76,691)	(1,079,599)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from stock sales	425,000	---	1,128,127
Proceeds from exercise of options	---	10,800	14,400
Proceeds from notes payable to shareholders	300,000	300,000	6,429,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(2,415)	(1,876)	(7,707)
Net cash provided by financing activities	722,585	308,924	7,864,079

Increase (decrease) in cash	(50,136)	(24,923)	80,112
Cash & cash equivalent at beginning of period	130,248	41,602	---
Cash & cash equivalent at end of period	$80,112	$16,679	$80,112

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,				Cumulative From Inception (March 15, 1995) Through December 31,
	2006		2005		2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable to stockholders to Common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters, LLC and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D Stock	$	---	$	---	$(325,000)
Subscriptions for Preferred Series G Stock		$325,000	$	---	$325,000
Conversion of demand notes and accrued Interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued Interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Equipment acquired under capital lease	$	---		$7,900	$14,603
Issuance of shares of Common Stock for debt	$	---		$5,000	$5,000
Issuance of shares of Preferred Series D stock for Deferred compensation	$	---		$69,500	$304,500
Cancellation of unearned Preferred Series D stock	$	---		$(297,491)	$(297,491)

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - Interim Financial Statements

These unaudited interim financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended June 30, 2006 included in the Company’s Annual Report on Form 10-KSB for that year. The results for the six-month interim period ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007.

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited consolidated financial statements for the Company for its year ended June 30, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory consists principally of parts stated at the lower of cost or market utilizing the first-in, first-out method.

Property & Equipment

During the quarter the Company adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its UltraNet display screens.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Note 2. -Demand Notes - Related Parties

During the six months ended December 31, 2006, the Company issued two 10% demand notes totaling $300,000 to a director and shareholder.

Note 3. -Commitments and Contingencies

In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey. The lease is for a five-year term beginning December 2006 and calls for monthly lease payments of $1,342.

Note 4 - Shareholders’ Equity

Preferred Series G Stock

On December 1, 2006, an affiliate of a director and shareholder subscribed for 10,714 shares of the Company’s Series G Preferred Stock at a price of $70.00 per share and has made payments of $425,000 in cash, leaving a subscription receivable of $325,000 at December 31, 2006. During January 2007, the affiliate paid $240,000 of the subscription receivable. The Company will be obligated to issue the 10,714 Series G shares to the affiliate when the remaining $85,000 of the subscription receivable has been paid. The Board of Directors, with this director abstaining, approved the foregoing transaction having determined that the terms and conditions of the foregoing transaction were no less favorable for the Company than could have been obtained from unaffiliated third parties.

Holders of Series G Preferred, when issued, will be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series G Preferred Stock are convertible, will vote with the holders of Common Stock on all matters and will have class voting rights where required by law. At such time as the authorized shares of Common Stock have been increased to permit conversion, the Series G Preferred Stock will also be convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

The Series G Preferred will have the most senior liquidation preference of all of the Company’s capital stock, in parity with the Series D Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series G Preferred will be entitled to receive, after due payment or provision for payment for the debts and other liabilities of the Company, a liquidating distribution pro-rata with the Series D Preferred before any distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series G Preferred, or (b) the amount that would be paid to the holders of Series G Preferred on an “as converted” basis.

The Series G Preferred will not earn and will not be entitled to payment of any dividends.

Note 5. - Subsequent Events

Subsequent to December 31, 2006, the same affiliate paid $240,000 of the Series G Preferred Stock subscription, leaving $85,000 remaining to be collected before issuance of the shares.

In February 2007, the Company retained the services of a contract engineering firm in order to further improve the product quality and manufacturability for the UltraNet™ display and eliminated two sales and service positions to reduce costs and concentrate on these product development efforts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business and has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain. Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

During the six months ended December 31, 2006, the Company made design improvements to the original UltraNet™ LED prototype design. The Company believes that these improvements will make the product better able to withstand adverse climactic conditions, easier to read in outdoor ambient light conditions, and more cost effective to manufacture.

The Company also completed the manufacture of a 15ft. x 27ft. UltraNet™ LED sales demonstration display in conjunction with an established LED screen manufacturer in December 2006.

During the first six months of fiscal 2007, the Company’s efforts have been primarily directed toward: (1) building a production prototype of the Company’s proprietary UltraNet™ LED screen for product demonstration and marketing purposes; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company’s proprietary display technologies; (4) proprietary product and manufacturing process development; and (5) considering additional sources of capital for operations.

Management believes that there may be a substantial market opportunity for the Company through a combined effort of selling its proprietary fiber optic and LED display products in conjunction with sales of nonproprietary display products, such as LCD, plasma, projection and high resolution LED, to the out-of-home advertising markets.

As previously announced, during December of 2006, the Company appointed Mr. James (Jim) P. Martindale as the Company’s Vice President of Manufacturing & Technical Operations. Mr. Martindale is responsible for leading the Company’s manufacturing initiatives and process development for the rollout of our latest video display technologies.

Prior to joining ADTI, Mr. Martindale served as Senior Director, New Business Development for InFocus Digital Media. He was responsible for developing and executing new business strategies leveraging InFocus’ software, hardware and service assets to offer digital-media solutions to the education, corporate, and digital advertising markets. In addition to his business development role, Mr. Martindale also held senior positions in Service, Application Engineering, and Technical Sales since joining InFocus in 1999. Jim Martindale also brings extensive international manufacturing experience to ADTI from his 19 plus years at Hewlett-Packard Co. where he held positions from Mechanical Engineer, to Manufacturing Development Manager for HP’s Specialty Printing Systems.

In its sales efforts, the Company utilizes a consultative approach toward creating and specifying the best video display solutions for its customers. The Company believes that its sales potential is enhanced by the Company’s ability to exclusively offer its proprietary fiber optic and LED products to its customers in addition to other display technology which best matches the customer’s display application.

During fiscal 2006, the Company acted as consulting sales agent for the sale of some third party large screen display products to customers and realized modest consulting revenues from such sales. Subsequently, the Company suspended these sales efforts and turned its focus to the continued development of, and sales and marketing efforts for, its proprietary fiber optic and LED technologies, with an initial focus on the UltraNet™ screen. A marketing demonstration model of the UltraNet™ product was completed by a contract manufacturer and was demonstrated to one potential customer in December. The Company is continuing to work with the contract manufacturer to refine this prototype. In addition, the Company has recently retained the services of a contract-engineering firm in order to further improve the product quality and manufacturability for the UltraNet™.

There is no assurance that the Company will be successful in generating sufficient revenue from product sales to sustain the Company’s operating expenses or, in the absence of such revenue, raising sufficient capital to fund operating losses, or in marketing its proprietary fiber optic and LED technologies. Even if the Company generates a substantial amount of new sales orders, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders. If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

Results of Operations

For the fiscal quarter and six months ended December 31, 2006, the Company reported net losses of ($464,789) and ($734,046), or ($.02) and ($.03) loss per share, respectively, compared to net losses of ($361,780) and ($610,823), or ($.01) and ($.02) loss per share for the same fiscal periods ended December 31, 2005. The increase in net loss for the fiscal quarter and six months ended December 31, 2006 from 2005 is primarily due to: (1) a decrease in consulting revenues of approximately $5,000 and $34,000, respectively; (2) an increase in general and administrative expenses of approximately $28,000 and $118,000; and (3) an increase in research and development costs of approximately $181,000 and $179,000, respectively. These increases were partially offset by: (1) a decrease in cost of consulting revenue of approximately $20,000 and $39,000 in 2006 from the same periods in the prior year; and (2) a decrease in interest expense of approximately $179,000 and $255,000; and (3) settlement income totaling approximately $86,000 for the quarter and six months ended December 31, 2005.

The Company had no sales for the quarter or six months ended December 31, 2006 compared to consulting revenue of $5,472 and $34,045 for the quarter and six month periods ended December 31, 2005 in connection with the sale of $34,528 and $264,394, respectively, in screen systems. As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations. The Company reported interest income of $57 and $158 for the quarter and six months ended December 31, 2006, respectively, compared to $108 and $166 for the same periods in 2005.

There were no cost of consulting revenues reported for the quarter or six months ended December 31, 2006 compared to cost of consulting revenues of $19,639 and $39,036 for the quarter and six months ended December 31, 2005. These costs consist primarily of an allocation of Mr. Temple’s employment expenses related to these revenues.

The Company reported G&A expenses of $215,803 and $390,856 for the quarter and six months ended December 31, 2006, respectively, compared to $187,358 and $272,614 for the same periods in 2005. Travel expense increased by approximately $37,000 related to the development and oversight of the UltraNet™ demonstration model being built by a contract manufacturer. Professional fees increased by approximately $48,000, primarily due to an increase in accounting, legal and administrative costs related to increased activities and planning. Total salaries and related expenses increased approximately $102,000 in 2006 from 2005 primarily resulting from hiring three people. In February 2007, the Company eliminated two sales and service positions in order to reduce costs and concentrate upon increasing the UltraNet™ production capacity and improving the product quality. Approximately $123,000 of total salaries and related expenses were allocated to research and development costs associated with the UltraNet™ demonstration model for the six months ended December 31, 2006. G&A salaries and related expenses increased approximately $16,000 net of the allocation to research and development. Depreciation increased approximately $4,000 related to acquisitions of equipment. Other G&A expenses fluctuated slightly resulting in an overall increase of approximately $13,000.

During the quarter and six months ended December 31, 2006 the Company completed the manufacture of a 15ft. x 27ft. UltraNet™ LED sales demonstration display in conjunction with an established LED screen manufacturer. The Company expended approximately $211,000 and $269,000 in research and development costs for these efforts.

During the quarter and six months ended December 31, 2005, the Company completed two prototypes for demonstration. A third party manufacturer, supervised by the Company, assembled the UltraNet™ prototype and Company personnel assembled the FiberVision Screen prototype. The Company spent approximately $29,000 and $90,000, respectively, on these efforts for the quarter and six months ended December 31, 2005.

During the quarter and six months ended December 31, 2005, the Company issued revolving, convertible, redeemable promissory notes totaling $200,000 and $300,000 to a director and a shareholder. These notes are convertible into shares of the Company’s Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company’s Common Stock at the same rate. Because the conversion rate of these notes is lower than the trading price of the Company’s Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $200,000 and $300,000 for the quarter and six-month periods, for their issuance. Interest expense for the quarter and six months ended December 31, 2006 decreased by approximately $179,000 and $255,000, respectively, from the same periods in the prior year. Excluding the imputed interest of $200,000 and $300,000 for the quarter and six-month periods in 2005, the Company would have reported an increase in interest expense of approximately $21,000 and $45,000 for the quarter and six-month periods in 2006 over 2005, respectively, due to higher outstanding debt balances for the periods in 2006.

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations. At December 31, 2006, the Company reported negative net worth of $1,329,181 and negative working capital of $1,429,606 compared to negative net worth of $1,267,951 and negative working capital of $1,310,720 at June 30, 2006. The Company continues to require additional capital for administrative expenses and business development efforts. Management believes the current core investors will continue to fund the Company’s operations on an as needed basis through the third quarter of this fiscal year. Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There is no assurance that the Company will raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

If the Company is able to achieve these goals, the Company’s capital requirements will then depend on numerous new factors. The Company’s management believes that if equity or other long-term capital is obtained, cash flow from operations, together with any funds that may become available under short-term debt financing arrangements should be adequate to meet the Company’s obligations and commitments, and would enable the Company to continue to conduct its operations in accordance with its current business plan. Sales of equity securities by the Company, however, may have a significant dilutive effect on the Company’s shareholders. On the other hand, if the Company’s future anticipated financial resources prove to be inadequate to sustain its operations, it may be required to reduce the scope of its operations or even liquidate entirely.

Effective December 1, 2006, the Board of Directors designated 50,000 of the authorized preferred stock to a new class of Series G Preferred Stock which will, upon shareholder approval of an increase in authorized shares of Common Stock, become convertible into Common Stock on a one (1) share of Series G Preferred Stock for one thousand (1,000) shares of Common Stock basis.

Cash flows from financing activities for the six months ended December 31, 2006 consisted of the issuance of 10% demand notes totaling $300,000 to a director and shareholder. In addition, an affiliate of this same director and shareholder subscribed for 10,714 shares of a newly designated Series G Preferred Stock at $70.00 per share for cash totaling $425,000 and a subscription receivable of $325,000. These cash flows were partially offset by principal payments on leased equipment of $2,415. The net cash flows were used primarily for operating expenses, business development, building and demonstrating the UltraNet™ LED demonstration display unit, purchasing equipment and purchasing materials inventory for additional UltraNet™ LED displays.

It is expected that future sales of Series G Preferred Stock beyond the shares already under subscription will be made by the Company in order to raise additional capital to sustain its operations. It is presently anticipated that any such future sales will be made at a price per share equal to the fair market value of the 1,000 shares of Common Stock into which each share of Series G Preferred Stock will be convertible. However, there are no firm commitments to purchase shares of Series G except the subscribed shares described above.

Cash flows from financing activities for the six months ended December 31, 2005 consisted of proceeds from the exercise of stock options totaling $10,800 and the issuance of 10% revolving, convertible, redeemable promissory notes to shareholders totaling $300,000, partially offset by principal payments on leased equipment of $1,876. These cash flows have been used primarily for operating expenses, building and showcasing the prototypes of the Company’s proprietary fiber optic and LED screen technologies, sales efforts and pursuing further development of the Company’s proprietary screen products.

At December 31, 2006, the Company reported current assets of $480,798 and a working capital deficit as current liabilities exceeded current assets by $1,429,606. At December 31, 2006, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,706,180, and (2) trade payables and accrued expenses totaling $204,224. The trade payables were incurred primarily for business development, completing and demonstrating the UltraNet™ LED demonstration display unit and operating costs.

There can be no assurance that the Company will be successful in raising capital or producing revenue from operations. If the Company fails to do so, it will be forced to immediately discontinue operations and liquidate its assets. In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Forward Looking Statements

Certain statements contained herein constitute “forward looking statements”. Such forward looking statements include, without limitation, statements regarding the Company’s anticipated marketing and production, need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital or to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company. Many of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company’s Form 10-KSB for the fiscal year ended June 30, 2006 or other subsequent reports filed with the Securities and Exchange Commission.

Item 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period reported on in this report, the Company carried out an evaluation, under the supervision and participation of the Company’s Chief Executive and Financial Officer (the “Officer”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

There were no significant changes made in the Company’s internal controls during the quarter ended December 31, 2006, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 1, 2006, in a privately negotiated transaction exempt from registration under Securities Sections 4(2) and 4(6), an affiliate of a director and shareholder subscribed for 10,714 shares of the Company’s Series G Preferred Stock at $70.00 per share by payment of $200,000 and a subscription receivable of $550,000. As of February 13, 2007, the affiliate had paid $685,000 for 9,500 shares of the 10,714 shares purchased. The Board of Directors, with this director abstaining, approved the foregoing transaction, having determined that the terms and conditions of the transaction were no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company will be obligated to issue the 10,714 Series G shares to the affiliate when the remaining $85,000 of the subscription receivable has been paid.

Holders of Series G Preferred, when issued, will be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series G Preferred Stock are convertible, will vote with the holders of Common Stock on all matters and will have class voting rights where required by law. At such time as the authorized shares of Common Stock have been increased to permit conversion, the Series G Preferred Stock will also be convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

The Series G Preferred will have the most senior liquidation preference of all of the Company’s capital stock, in parity with the Series D Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series G Preferred will be entitled to receive, after due payment or provision for payment for the debts and other liabilities of the Company, a liquidating distribution pro-rata with the Series D Preferred before any distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series G Preferred, or (b) the amount that would be paid to the holders of Series G Preferred on an “as converted” basis.

The Series G Preferred will not earn and will not be entitled to payment of any dividends.

Item 6. EXHIBITS

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

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: February 20, 2007	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer