Form 10QSB
period 2007-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2007-05-15
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

YES	X	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of May 10, 2007, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

	PART I. FINANCIAL INFORMATION	Page

Item 1.	Balance Sheets
	March 31, 2007 (unaudited) and June 30, 2006	1

	Statements of Operations (unaudited)
	Three and nine months ended March 31, 2007 and 2006 and for the period
	from March 15, 1995, inception, to March 31, 2007	2

	Statements of Cash Flows (unaudited)
	Nine months ended March 31, 2007 and 2006 and for the period
	from March 15, 1995, inception, to March 31, 2007	3-4

	Notes to Financial Statements (unaudited)	5-7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8-12
	Results of Operations	9-10
	Liquidity and Capital Resources	11-12
	Forward Looking Statements	12

Item 3.	Controls and Procedures	13

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13-15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

i

PART I.  FINANICAL INFORMATION
Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$20,577	$130,248
Inventory	132,000	---
Other current assets	51,989	11,719
Total current assets	204,566	141,967

Property and Equipment, Net	102,666	48,749

Total Assets	$307,232	$190,716

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable
Trade	$248,309	$72,530
Related party	13,245	19,324
Revolving, convertible, redeemable promissory notes payable-related party	740,000	740,000
Demand notes payable-related party	800,000	500,000
Accrued interest-related parties	203,902	91,691
Other accrued liabilities	23,156	29,142
Total current liabilities	2,028,612	1,452,687

Long-Term Capital Lease Obligation Less Current Maturities:	4,998	5,980

Total liabilities	2,033,610	1,458,667

Commitments and Contingencies

Shareholders’ (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 25,780,322 shares issued and outstanding, respectively (liquidation preference of $430,531)	25,780	25,780
Preferred Series E stock, $.001 par value, cumulative 5% dividend,1,008,985 shares authorized, 1,008,985 shares issued and outstanding, respectively (liquidation preference of $1,177,145)	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015)	4,549	4,549
Preferred Series G stock, $.001 par value, 50,000 shares authorized, 10,714 shares issued and outstanding (liquidation preference of $750,000)	11	---
Common stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 issued and outstanding, respectively	26,199	26,199
Additional paid-in capital	12,117,515	11,355,802
(Deficit) accumulated during the development stage	(13,901,441)	(12,681,290)
Total Shareholders’ (Deficit)	(1,726,378)	(1,267,951)

Total Liabilities and Shareholders’ (Deficit)	$307,232	$190,716

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,			Nine Months Ended March 31,			Cumulative From Inception (March 15, 1995) Through March 31,
	2007		2006	2007		2006	2007

Consulting Revenue	$	---	$6,750	$	---	$40,795	$91,014

Other Income:
Related party interest income		---	---		---	---	162,761
Other interest income		133	4		291	170	9,364
Settlement income		---	---		---	86,117	463,179
Other		---	---		---	---	550
Total revenue and other income		133	6,754		291	127,082	726,868

Costs and Expenses:
Cost of consulting revenue		---	13,341		---	52,377	93,648
General and administrative		275,376	169,632		666,232	442,246	5,894,243
Research and development		173,140	36,160		441,999	126,133	4,611,503
Impairment of intangible asset		---	---		---	---	451,492
Interest expense – related parties		37,722	59,661		112,211	389,189	3,812,582

Total costs and expenses		486,238	278,794		1,220,442	1,009,945	14,863,468

Loss Before Discontinued Operations and Extraordinary Gain		$(486,105)	$(272,040)		$(1,220,151)	$(882,863)	$(14,136,600)

Loss from discontinued operations		---	---		---	---	(202,278)
Gain on disposal of discontinued operations		---	---		---	---	108,652

Loss Before Extraordinary Gain		$(486,105)	$(272,040)		$(1,220,151)	$(882,863)	$(14,230,226)

Extraordinary Gain Due to
Extinguishment of Debt		---	---		---	---	328,785

Net Loss		$(486,105)	$(272,040)		$(1,220,151)	$(882,863)	$(13,901,441)

Accrued preferred series e dividend		(12,612)	(12,612)		(37,836)	(37,836)	(168,160)

Net loss applicable to common shareholders		$(498,717)	$(284,652)		$(1,257,987)	$(920,699)	$(14,069,601)

Net loss per common share (basic and dilutive):		$(.02)	$(.01)		$(.05)	$(.03)

Weighted average number of common
shares outstanding		26,198,177	26,196,844		26,198,177	25,827,593

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		Cumulative From Inception (March 15, 1995) Through March 31,
	2007	2006	2007
Cash flows from (to) operating activities:
Net (Loss)	$(1,220,151)	$(882,863)	$(13,901,441)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Depreciation and amortization	16,927	9,375	322,826
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	11,724	19,889	252,399
Interest expense related to debt discount	---	340,000	1,893,573
Loss on disposal of property and equipment	1,570	---	7,015
(Increase) decrease in:
Trade accounts receivable	---	(13,710)	---
Inventory	(132,000)	---	(125,952)
Vendor deposits	---	66,062	---
Other current assets	(40,270)	(12,746)	(108,474)
(Decrease) increase in:
Accounts payable	169,700	6,710	223,855
Interest payable to shareholders	112,211	49,189	1,846,057
Customer deposits	---	(24,196)	---
Other accrued liabilities	(3,937)	5,717	(153,701)
Net cash used in operating activities	(1,084,226)	(436,573)	(7,084,008)

Cash flows from (to) investing activities:
Purchases of property and equipment	(72,414)	(77,208)	(246,795)
Proceeds from sale of property and equipment	---	---	17,030
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(72,414)	(77,208)	(1,083,878)

Cash flows from (to) financing activities:
Proceeds from stock sales	750,000	---	1,453,127
Proceeds from exercise of options	---	14,400	14,400
Proceeds from notes payable to shareholders	300,000	540,000	6,429,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(3,031)	(2,956)	(8,323)
Net cash provided by financing activities	1,046,969	551,444	8,188,463

Increase (decrease) in cash	(109,671)	37,663	20,577
Cash & cash equivalent at beginning of period	130,248	41,602	---
Cash & cash equivalent at end of period	$20,577	$79,265	$20,577

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,				Cumulative From Inception (March 15, 1995) Through March 31,
	2007		2006		2007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable to stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt	$	---	$	---	$328,785
Conversion of Preferred Series C Stock to to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D Stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D Stock	$	---	$	---	$(325,000)
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Equipment acquired under capital lease	$	---		$7,900	$14,603
Issuance of shares of Common Stock for debt	$	---		$5,000	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---		$69,500	$304,500
Cancellation of unearned Preferred Series D stock	$	---		$(297,491)	$(297,491)

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2006 included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the nine-month interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007.

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its year ended June 30, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.

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

Property & Equipment

The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its UltraNet™ display screens.

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

Note 2. –Demand Notes - Related Parties

During the nine months ended March 31, 2007, the Company issued two 10% demand notes totaling $300,000 to a director and shareholder.

Note 3. –Commitments and Contingencies

In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey.  The lease is for a five-year term beginning December 2006 and calls for monthly base lease payments of $1,342, plus common area maintenance charges estimated at $667 per month.

In February 2007, the Company retained the services of a contract engineering firm to further improve the product quality and manufacturability for its UltraNet™ displays.  Fees paid for these services through March 31, 2007 have been approximately $72,000.  The Company has issued a non-binding purchase order for phase two of the project for approximately $500,000.

Note 4 – Shareholders’ Equity

Preferred Series G Stock

On March 1, 2007, pursuant to a Subscription Agreement between the Company and Iplan AR LLC (“Subscription Agreement”), the Company closed a sale of 10,714 shares of the Company’s Series G Preferred Stock at a price of $70.00 per share for total proceeds of $750,000.  The closing was conditioned upon the Company’s receipt of full payment of the total subscription amount of $750,000.  The Company accepted the final payment applied to the total subscription amount on March 1, 2007.  Iplan AR LLC is an affiliate of the Company’s principal shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.

The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transaction having determined that the terms and conditions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

Holders of Series G Preferred are entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series G Preferred Stock are convertible, vote with the holders of Common Stock on all matters and have class voting rights where required by law.  The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

The Series G Preferred has the most senior liquidation preference of all of the Company’s capital stock, in parity with the Series D Preferred Stock.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series G Preferred are entitled to receive, after due payment or provision for payment of the debts and other liabilities of the Company, a liquidating distribution pro-rata with the Series D Preferred before any distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series G Preferred, or (b) the amount that would be paid to the holders of Series G Preferred on an “as converted” basis.

The Series G Preferred does not earn and is not entitled to payment of any dividends.

Equity Incentive Plan

In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan.  The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.  At March 31, 2007 there were 22,820,000 shares available to be issued under the 2007 Plan.

Note 5. – Subsequent Events

On April 4, 2007 Iplan AR LLC subscribed for an additional 8,400 shares of Preferred Series G stock at a price of $100 per share and paid $312,000 of the Series G Preferred Stock subscription, leaving $528,000 remaining to be collected before issuance of the shares.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business,  has not yet realized significant revenues from operations, and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and research and development efforts.

During the nine months ended March 31, 2007, the Company made design improvements to the original UltraNet™ LED prototype design.  The Company believes that these improvements will make the product better able to withstand adverse climactic conditions, easier to read in outdoor ambient light conditions, and more cost effective to manufacture.

The Company also completed the manufacture of a 15ft. x 27ft. UltraNet™ LED sales demonstration display in conjunction with an established LED screen manufacturer in December 2006.

During the first nine months of fiscal 2007, the Company’s efforts have been primarily directed toward: (1) building a production prototype of the Company’s proprietary UltraNet™ LED screen for product demonstration and marketing purposes; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company’s proprietary display technologies; (4) proprietary product and manufacturing process development; and (5) procuring additional capital for operations.

Management believes that there may be a substantial market opportunity for the Company in the out-of-home advertising market.  The Company is contemplating a combined effort of selling its proprietary fiber optic and LED display products in conjunction with sales of nonproprietary display products, such as LCD, plasma, projection and high resolution LED, to this market.

The Company believes that a consultative approach toward creating and specifying the best video display solutions for its customers should be utilized in its sales efforts.  The Company also believes that its sales potential is enhanced by the Company’s ability to exclusively offer its proprietary fiber optic and LED products to its customers in addition to other display technology that best matches the customer’s display application.

During fiscal 2006, the Company acted as consulting sales agent for the sale of some third party large screen display products to customers and realized modest consulting revenues from such sales.  Subsequently, the Company suspended these sales efforts and has turned its focus in fiscal 2007 to the continued development of, and sales and marketing efforts for, its proprietary fiber optic and LED technologies, with an initial focus on the UltraNet™ screen.  A marketing demonstration model of the UltraNet™ product was completed by a contract manufacturer and then demonstrated to a potential customer in December 2006.  In addition, the Company has retained the services of a contract-engineering firm in order to further improve the product quality and manufacturability for the UltraNet™ product.

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

Results of Operations

For the fiscal quarter and nine months ended March 31, 2007, the Company reported net losses of ($486,105) and ($1,220,151), or ($.02) and ($.05) loss per share, respectively, compared to net losses of ($272,040) and ($882,863), or ($.01) and ($.03) loss per share for the same fiscal periods ended March 31, 2006. The increase in net loss for the fiscal quarter and nine months ended March 31, 2007 from 2006 is primarily due to: (1) an increase in research and development costs of approximately $137,000 and $316,000 respectively, attributable to a substantial increase in the Company’s proprietary product development efforts; (2) an increase in general and administrative expenses of approximately $106,000 and $224,000 primarily because of the Company’s expanded management team and other personnel costs; (3) a decrease in consulting revenues of approximately $7,000 and $41,000, and 4) settlement income totaling approximately $86,000 for the quarter and nine months ended March 31, 2006, respectively.  These increases were partially offset by: (1) a decrease in cost of consulting revenue of approximately $13,000 and $52,000 in 2007 from the same periods in the prior year, and (2) a decrease in interest expense of approximately $22,000 and $277,000, primarily resulting from a decrease in the beneficial conversion feature charged to interest expense in connection with the revolving, convertible promissory notes payable of $40,000 and $340,000 offset by the interest expense accrued on the notes payable balances outstanding in 2007 compared to 2006 for the respective periods.

The Company had no sales for the quarter or nine months ended March 31, 2007 compared to consulting revenue of $6,750 and $40,795 for the quarter and nine month periods ended March 31, 2006 in connection with the sale of $45,000 and $343,439, respectively, in screen systems.  As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations.  The Company reported interest income of $133 and $291 for the quarter and nine months ended March 31, 2007, respectively, compared to $4 and $170 for the same periods in 2006.

There were no cost of consulting revenues reported for the quarter or nine months ended March 31, 2007 compared to cost of consulting revenues of $13,341 and $52,377 for the quarter and nine months ended March 31, 2006.  These costs consist primarily of an allocation of employment expenses related to these revenues.

The Company reported G&A expenses of $275,376 and $666,232 for the quarter and nine months ended March 31, 2007, respectively, compared to $169,632 and $442,246 for the same periods in 2006.

For the quarter and nine month periods ended March 31, 2007, travel expense increased by approximately $23,000 and $60,000, respectively, from 2006 related to ongoing business and product development, oversight of an UltraNet™ demonstration model being built by a contract manufacturer and product demonstrations.  Other costs related to product demonstrations decreased by approximately $24,000 and $55,000 for the same periods in 2007 from 2006 primarily due to the showcase of prototypes of the Company’s fiber optic and LED technologies in December 2005.

Professional fees increased by approximately $65,000 and $108,000 for the quarter and nine-month periods in 2007 from 2006, respectively, primarily due to: (1) an increase in accounting, legal and administrative costs on account of a higher level of  business and planning activities; (2) international filings of certain of the Company’s patents; (3) market analysis for the Company’s products, and (4) a meeting of the Company’s shareholders in March 2007.  Among other expenses, public reporting expenses increased by approximately $20,000 and $18,000 for the quarter and nine-month periods in 2007 from 2006, respectively, primarily due to printing and mailing costs associated with the shareholder meeting.

Total salaries and related expenses increased approximately $61,000 and $163,000 for the quarter and nine-month periods in 2007 from 2006, respectively, primarily resulting from hiring three new employees.   In February 2007, however, the Company eliminated two sales and service positions in order to reduce costs and concentrate upon increasing the UltraNet™ production capacity and improving the product quality.  Approximately $97,000 and $220,000 of total salaries and related expenses for the quarter and nine months ended March 31, 2007 were allocated to research and development costs associated with product development and an UltraNet™ demonstration model.  For the quarter and nine months ended March 31, 2006, approximately $13,000 and $50,000 of total salaries were allocated to cost of consulting revenues, respectively and approximately $36,000 and $80,000 were allocated to research and development costs primarily in connection with the two prototypes that were constructed and showcased in December 2005.  G&A salaries and related expenses increased approximately $13,000 and $74,000 net of the allocation to research and development for the same periods.

In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey resulting in new office expenses of approximately $7,000 and $9,000 for the quarter and nine months ended March 31, 2007.  Depreciation increased approximately $4,000 and $8,000 for the quarter and nine-month periods in 2007 over 2006 due to acquisitions of equipment.  Other net G&A expenses resulted in no significant change for the quarter in 2007 from 2006 and increased by approximately $2,000 for the nine month period in 2007 over 2006.

During the nine months ended March 31, 2007, the Company completed the manufacture of a 15ft. x 27ft. UltraNet™ LED sales demonstration display in conjunction with an established LED screen manufacturer.  In addition, the Company retained the services of a contract-engineering firm in order to further improve the product quality and manufacturability for the UltraNet™ product.  In the quarter and the nine month periods, the Company expended approximately $173,000 and $442,000, respectively, in research and development costs for these efforts.

During the nine months ended March 31, 2006, the Company completed two prototypes for demonstration.  An UltraNet(TM) prototype was assembled by a third party sign manufacturer, supervised by the Company, and the FiberVision(TM) Screen prototype was assembled internally.  The Company incurred approximately $36,000 and $126,000 in expenses on these efforts for the quarter and nine months ended March 31, 2006.

During the quarter and nine months ended March 31, 2006, the Company issued revolving, convertible, redeemable promissory notes totaling $40,000 and $340,000 to a director and a shareholder.  These notes are convertible into shares of the Company’s Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company’s Common Stock at the same rate.  Because the conversion rate of these notes is lower than the trading price of the Company’s Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $40,000 and $340,000 for the quarter and nine-month periods in 2006, for their issuance.  There were no issuances of revolving, convertible, redeemable promissory notes for the quarter and nine months ended March 31, 2007 resulting in imputed interest charges for those periods.  Interest attributable to an increase in total outstanding debt increased by approximately $18,000 and $63,000 for the quarter and nine months ended March 31, 2007 over the corresponding periods in 2006.

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At March 31, 2007, the Company reported negative net worth of $1,726,378 and negative working capital of $1,824,046 compared to negative net worth of $1,267,951 and negative working capital of $1,310,720 at June 30, 2006.  The Company continues to require additional capital for administrative expenses and business development efforts.  Management believes the current core investors will continue to fund the Company’s operations on an as needed basis through the end of the current fiscal year.  Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There is no assurance that the Company will raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

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

Effective December 1, 2006, the Board of Directors designated 50,000 of the authorized preferred stock to a new class of Series G Preferred Stock which is convertible into Common Stock on a one (1) share of Series G Preferred Stock for one thousand (1,000) shares of Common Stock basis.

In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan. The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.

Cash flows from financing activities for the nine months ended March 31, 2007 included the issuance of 10% demand notes totaling $300,000 to a director and shareholder.  In addition, an affiliate of this same director and shareholder purchased 10,714 shares of a newly designated Series G Preferred Stock at a price of $70.00 per share for total proceeds of $750,000.  These cash flows were partially offset by principal payments on leased equipment of $3,031.  The net cash flows were used primarily for operating expenses, business development, building and demonstrating an UltraNet™ LED demonstration display unit, purchasing equipment and purchasing materials inventory for additional UltraNet™ LED displays.

On April 4, 2007, the same affiliate of a director and shareholder subscribed for an additional 8,400 shares of Preferred Series G stock at a price of $100 per share and paid $312,000 of a second Series G Preferred Stock subscription, leaving $528,000 remaining to be collected before issuance of the shares pursuant to that subscription.

It is expected that future sales of Series G Preferred Stock beyond the shares already under subscription will be made by the Company in order to raise additional capital to sustain its operations.  It is presently anticipated that any such future sales will be made at a price per share equal to the fair market value of the 1,000 shares of Common Stock into which each share of Series G Preferred Stock is convertible. However, there are no firm commitments to purchase shares of Series G except the subscription described above.

Cash flows from financing activities for the nine months ended March 31, 2006 consisted of: 1) proceeds from the exercise of stock options totaling $14,400; 2) the issuance of 10% revolving, convertible, redeemable promissory notes to a director and a shareholder totaling $340,000; and 3) the issuance of 10% demand notes to a director and a shareholder totaling $200,000.  These were partially offset by principal payments on leased equipment of $2,956.  These cash flows were used primarily for operating expenses, building and showcasing the prototypes of the Company’s proprietary fiber optic and LED screen technologies, sales efforts and pursuing further development of the Company’s proprietary screen products and production capacity.

At March 31, 2007, the Company reported current assets of $204,566 and a working capital deficit, since current liabilities exceeded current assets by $1,824,046.  At March 31, 2007, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,743,902, and (2) trade payables and accrued expenses of $284,710.  The trade payables were incurred primarily for business development, completing and demonstrating an UltraNet™ LED demonstration display unit and operating costs.

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

Internal Controls

There were no significant changes made in the Company’s internal controls during the quarter ended March 31, 2007, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan. The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.

The 2007 Plan authorizes the Compensation Committee to grant to participants in the Plan (i) stock options (which may be non-qualified options, or, for employees, incentive stock options (“ISOs”)), (ii) stock appreciation rights (“SARS”) (which may be issued in tandem with stock options), (iii) restricted stock grants (either an outright grant of stock or a grant of stock subject to and conditioned upon employment or performance related goals), and stock units (which means a measurement component equal to the fair market value of one share of stock on the date for which a determination is made pursuant to the provisions of the 2007 Plan) (collectively “Awards”).  All of the Company’s full-time employees and all of the Company’s directors are eligible for grants of awards under the terms of the 2007 Plan.

The foregoing summary of the 2007 Plan is qualified in its entirety by reference to the full text of the 2007 Plan filed as Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference.

At the annual meeting, the shareholders considered four proposals:

(a)           The election of three directors to serve until the next annual meeting of stockholders or until their successors have been duly elected;

(b)           To approve an amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 100,000,000 to 175,000,000 shares;

(c)           To approve an amendment to the Articles of Incorporation to increase the authorized shares of Preferred Stock from 100,000,000 to 130,000,000 shares;

(d)           To approve the 2007 Plan.

The votes cast for, against or withheld, as well as the number of abstentions, as to each of the proposals presented at the meeting were as follows:

Election of Directors:
Nominee	For	Withheld
Matthew W. Shankle	49,537,001	18,275
Lawrence F. DeGeorge	49,550,081	5,195
John W. Temple	49,549,981	5,295

Approval of the increase in authorized shares of Common Stock:
	For	Against	Abstain
Common Stock & Equivalents	49,414,849	138,538	1,889
Series E & F Preferred	4,752,057	-0-	-0-

Approval of the increase in authorized shares of Preferred Stock:
	For	Against	Abstain
Common Stock & Equivalents	46,443,903	23,647	1,973
Series E & F Preferred	4,752,057	-0-	-0-

Approval of the Company’s 2007 Equity Incentive Plan:
For	Against	Abstain
46,442,494	21,952	5,077

Accordingly, all four proposals were approved.

Item 5.  OTHER INFORMATION

Not applicable.

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

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: May 14, 2007	/s/ Matthew W. Shankle
Matthew W. Shankle President, Principal Executive Officer and Principal Financial Officer