Form 10KSB
period 2007-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2007-09-28
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File Number 0-15224

ADVANCE DISPLAY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado                   84-0969445
(State of incorporation)    (I.R.S. Identification No.)

7334 South Alton Way, Suite F, Centennial, Colorado         80112
(Address of principle executive offices)                   (Zip Code)

(303) 267-0111
(Registrant’s telephone number including area code)

Securities registered under Section 12 (b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

The issuer’s reported interest income for the fiscal year ended June 30, 2007 was $703.

The aggregate market value of the 7,639,803 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 14, 2007 was $687,582.  As of September 14, 2007, the registrant had outstanding 26,198,177 shares of Common Stock.

TABLE OF CONTENTS

	PART I	PAGE

Item 1.	BUSINESS	3
Item 2.	DESCRIPTION OF PROPERTY	8
Item 3.	LEGAL PROCEEDINGS	8
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

	PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED	8
	STOCKHOLDER MATTERS
Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	9
	AND PLAN OF OPERATION
Item 7.	FINANCIAL STATEMENTS	14
Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	14
	ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8A.	CONTROLS AND PROCEDURES	14
Item 8B.	OTHER INFORMATION	15

	PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	15
	OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE
	EXCHANGE ACT
Item 10.	EXECUTIVE COMPENSATION	17
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	21
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
Item 13.	EXHIBITS	24
Item 14.	PRINCIPAL ACCOUNTANT FEES	27

-i-

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute “forward looking statements”.  Such forward-looking statements include, without limitation; statements regarding Advance Display Technologies, Inc.’s (“ADTI” or the “Company”) anticipated marketing and production, need for working capital, future revenues and results of operations.  Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company.  Many of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward looking statements.  Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with this Report (See Item 13.  Exhibits.)

-ii-

PART I

Item 1.	BUSINESS

Introduction

Advance Display Technologies, Inc. (“ADTI” or the “Company”) is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983.  ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and since, December 2004, ADTI has also engaged in the business of the technological development and manufacture of proprietary Light Emitting Diode (LED) display screen systems (collectively, the “Screen Business”).

ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million.  Since that date, ADTI’s Common Stock has been reverse split such that each 50 shares previously outstanding are now equal to one share.  Other than a brief venture into the motion picture releasing and theater operations business in the second half of fiscal 2004, which business has been discontinued, ADTI has not received material revenues from the sale of its products or otherwise.  The Company’s activities since inception have been primarily focused on research and development of its core technologies, manufacturing processes, and raising operating capital.  The Common Stock of ADTI is currently traded over the counter and is quoted on the OTC Bulletin Board under the symbol “ADTI”.  Historically, trading in the Company’s Common Stock has been extremely limited, although trading volume has been higher in recent years.

Product and Technologies

Since inception, ADTI has developed large screen fiber optic displays (“Fiber Screens”) and their associated manufacturing processes for various industries and applications.  A Fiber Screen may utilize any of a variety of projection light sources that project images into the Screen’s matrix bundle of collated optical fibers that in turn, transmit, magnify, and display the correlative image segments onto the viewable face of the Screen.  The Company’s FiberVision™ Fiber Screen is essentially a large format high resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.

In fiscal, 2005, the Company acquired the rights for two proprietary Light Emitting Diode (LED) technologies.  These LED Screen technologies are specifically designed for very large format out-of-home advertising displays, generally in excess of 14ft. x 48ft.  Various features of these technologies are the subject of patents and patents applications on file in the United States Patent and Trade Office (“USPTO”), as well as through the Patent Cooperation Treaty (“PCT”) covering most of the world’s industrialized nations, and other patent offices around the world.

While the Company’s Fiber Screen business has been commercially unsuccessful since its inception, management believes that the Company’s new focus on specifically developing and channeling its new proprietary LED mesh screen products (the “LED Screen”) to the out-of-home advertising industry could create commercial opportunities for all of the Company’s Screen Business.

Recent Developments

During fiscal 2007, the Company raised a substantial amount of new capital, significantly increased its workforce and stepped up its research and development efforts.  In particular, the Company raised $2,590,000 and collected an additional $500,000 in September 2007 of a subscription receivable of $1,000,000 by the sale of Series G Preferred Stock to its director and principal shareholder, Lawrence DeGeorge and his affiliate, and another $300,000 by the issuance of unsecured promissory notes to Mr. DeGeorge.  In fiscal 2006 the Company also hired James Martindale as its Vice President of Manufacturing and Technical Operations and engaged other personnel to provide assistance with sales, marketing and other functions.  Perhaps most importantly, in fiscal 2007 the Company engaged a contract engineering firm, and its affiliated electrical engineering development company (collectively the “Project Engineering Firm”), to complete the development of a proprietary LED Screen product capable of being economically manufactured for commercial sale, which development is expected to be completed in the near future.

Notwithstanding the increased level of investment and business activity, the Report of the Company’s Independent Registered Public Accounting firm on the Company’s Financial Statements for fiscal 2007 (included in Part II, Item 7 of this report) includes a qualification regarding the Company’s ability to continue as a going concern.   The Company’s continuation as a going concern is subject to question because it still has not realized significant revenues from continuing operations and it remains dependent on the continuation of outside funding, which is not certain.  It is the Company’s current plan that, by the end of fiscal 2008, it will be principally engaged in the production and sale of its proprietary LED Screen products instead of its historical concentration of efforts on raising capital and research and development.

During fiscal 2007, the Company’s efforts have been primarily directed toward: (1) building a production prototype of the Company’s proprietary LED Screen product for demonstration and marketing purposes; (2) conducting sales and marketing operations of various large screen display products offered by the Company; (3) exploring potential new business opportunities and production capacity creation relating to the Company’s proprietary display technologies; (4) proprietary product and manufacturing process development; and (5) procuring additional capital for operations.  As noted above, the Company also hired a Vice President of Manufacturing and Technical Operations to oversee research & development of products and manufacturing operations.  The Company also hired a full time Controller during fiscal 2007 to manage increased workloads in accounting, finance, and SEC reporting.  After the fiscal 2007 year end, the Company also engaged a Director of Planning and Procurement to develop and manage the Company’s manufacturing supply fulfillment program.

During fiscal 2007, the Company’s product development and marketing activity primarily included building prototypes of its proprietary LED Screen, developing production capacity for its LED Screen display technologies and marketing product demonstrations for the LED Screen.

The Company intends to continue to utilize a consultative approach toward creating and specifying the best video display solutions for its customers.  The Company’s current sales and marketing plan calls for a concentrated sales effort in the latter part of fiscal 2008, on its newly developed proprietary LED Screen product.   Management believes that there is a substantial market opportunity for the Company to sell both its proprietary Fiber Screen and LED Screen products in conjunction with support and service offerings for such products, as well as related non-proprietary products, to the out-of-home advertising and other visual display dependent markets.

The Company may not be successful in generating enough revenue from sales of its proprietary LED Screens and Fiber Screens to sustain the Company’s operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of new sales orders for Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

During fiscal 2006, the Company acted as consulting sales agent for the sale of some third party large screen LED display products to customers and realized modest consulting revenues from such sales.  The Company subsequently suspended this type of sales efforts.

Research and Development

In fiscal 2006, the Company utilized certain of its proprietary manufacturing processes to build two large format prototypes measuring 4ft. x 6ft. of its fiber optic screen technology.  In December of 2005, one of these Fiber Screen prototypes was shown to potential customers.  The Company’s Fiber Screen product, FiberVision™, was designed to have the capability of running full motion video in direct sunlight environments.

During fiscal 2006, the Company also continued its product development efforts for its LED Screen technology.  The Company, in conjunction with an established fixed frame LED screen manufacturer, completed the Generation-1 prototype of its mesh LED Screen and demonstrated it to potential customers in the signage and advertising industries.

During fiscal 2007 the Company turned its focus toward the continued development of its proprietary Fiber and LED Screens, primarily focusing on the LED Screen technology.  A marketing demonstrator of the Company’s Generation-2 prototype LED Screen was completed by a contract manufacturer and then demonstrated by Company staff to a potential customer in December 2006.  While the Company did make substantial design improvements with the Generation-2 LED Screen prototype, design and production deficiencies forced the Company to discontinue the Generation-2 design.  The Company subsequently retained the services of the Project Engineering Firm, to assist the Company in its redesign of the LED Screen product as well as the development of the manufacturing processes and assembly technologies for commercial production of the product.  As a result, the Company now has entirely new product designs for its LED Screens and is utilizing those new and improved designs to build a series of Generation-3 LED Screen prototypes.

During fiscal 2007, the Company incurred approximately $861,000 in research and development efforts for the LED Screens, including the Generation-2 and Generation-3 prototype LED Screens.  As a result of the redesign of the LED Screens, however, the Company recorded an impairment adjustment for a production mold and inventory components relating to the Generation-2 LED Screens that will not be used in the product, collectively totaling approximately $187,000.  As a result, the Company incurred total research and development expenses of approximately $1,048,000 during fiscal 2007, including the asset impairments.

Marketing and Competition

The Company’s Screen Business, comprised of its proprietary FiberVision™ Fiber Screen and its proprietary mesh LED Screen technologies together target five distinct out-of-home advertising market segments.  These five out-of-home advertising market segments are: (1) the very large roadside video billboards, (2) retrofit video building wraps, (3) architecturally engineered video panels for new building projects, (4) mass transit hubs, and (5) street furniture.  Management believes that these segments are currently under-served by competing technologies such as Bulb Matrix, Light Emitting Diode (LED), Plasma Panels and various projection technologies, and that the Company’s proprietary display technologies offer substantial advantages over existing technologies in these segments.  While the Company is now concentrating its product development and marketing efforts on the newer LED Screen products, the increased visibility from these marketing and sales efforts may eventually provide ancillary benefits for the marketing of its Fiber Screen technologies.

The Company acknowledges that its technologies are subject to competition from companies with substantially greater financial resources, human resources and production capabilities than the Company.  Likely competitors are often part of large diversified corporate groups with a variety of other operations, which can provide both a means of distributing their products and stable sources of earnings and cash flows. Some of the companies which may compete with the Company include but are not limited, Barco N.V., Philips Electronics N.V., Daktronics, Inc. & Lighthouse Technologies, Ltd.

Proprietary Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secrets, licensing and contract laws to protect its trade secrets and other proprietary information.

The Company’s Fiber Screen and its LED Screen technologies are based on the Company’s proprietary technologies for fiber optic display, LED screen design, optical image projection, and manufacturing process methodologies, all of which were either developed or acquired by the Company.

Since inception in 1983 the Company has been directly issued, acquired, and or licensed 11 patents issued by the United States Patent & Trademark Office (the “USPTO”) protecting the technologies it employs in its Fiber Screens.  Of these 11 patents the Company has held, 7 patents have expired due to life limits, 1 will expire in April 2008, and 3 remain active with the Company paying all maintenance fees due.  Of the remaining 3 active patents for the Company’s Fiber Screens, one expires in March 2011, one expires in November 2015, and one expires in February 2018.

At the end of fiscal 2000, the Company determined that, at that time, it did not have a reasonable expectation that it would generate significant future revenues from the use of intellectual property contained in its patents issued prior to June 30, 1999 and therefore, wrote off all capitalized costs associated with these patents.  The decision to write off the capitalized costs in 2000 does not, however, limit the Company’s ability to rely upon valid patents or to use the patented technologies in the future.

In fiscal 2001, the Company reinitiated its efforts to pursue the development of the large screen video display market through substantial improvements in the FiberVision™ Fiber Screen’s overall design and manufacturing technologies.  The Company placed major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry.  In February 2001, the USPTO issued the Company patent number 6,195,016 titled “Fiber Optic Display

System with Enhanced Light Efficiency” allowing a total of 64 claims.  This patent is currently active and being maintained by the Company.

In fiscal 2002, the Company developed certain proprietary manufacturing process technologies through its assembly automation development program for Fiber Screens.  In light of the Company’s limited operating capital at that time, the Company did not file for patents covering this technology and continues to hold these intellectual property assets as trade secrets.

In fiscal 2005 the Company was granted (the “Grant”) an exclusive worldwide, perpetual and irrevocable license for LED display technologies. The Grant included but was not limited to intellectual property disclosed in 2 patents issued by the USPTO and additionally, one USPTO patent application for mesh LED display technologies. Of the 2 issued patents, one was subsequently found to be in the public domain with the second patent remaining active and maintained by the Company.  This second patent, USPTO # 6,737,983 was issued in the United States on May 18, 2004. The current status of this patent is; (1) issued by the USPTO, (2) issued by the Mexican Patent Office, (3) pending with the Japanese Patent Office, and (4) pending with the European Patent Office (the “EPO”).  The one patent application for the LED display technologies holds the current status of pending in the US, and has, to date, been applied for in the following patent offices around the world: Australia, Brazil, Canada, Japan, Mexico and the EPO.  In addition to these patent and patent applications, management believes the Company may file additional patent applications for certain aspects of its proprietary LED Screen technologies, currently under development, in fiscal 2008 for its Generation-3 prototype of the LED Screen.

In the ordinary course of business, the Company could from time to time be subject to claims or litigation to defend against alleged infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others.  If material, such claims or litigation could be costly and divert management’s time and attention from the development of its business.  Adverse determinations in such litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, or require the Company to seek licenses from third parties, any one of which could have a material adverse effect on the Company’s business and results of operations.  In addition, the Company’s intellectual property may be licensed in foreign countries, and the laws of such foreign countries may treat the protection of proprietary rights differently from, and may not protect the Company’s proprietary rights to the same extent as, laws in the United States.

The Company believes it has the ability to raise sufficient capital to complete the product and market development for its proprietary Fiber Screen and LED Screen technologies.  There can be no assurance, however, that the Company will be able to do so. If the Company is unsuccessful in either task, the Company could be forced to discontinue operations and liquidate its assets.

Employees

As of September 14, 2007, the Company employed one part-time and five full-time employees, who coordinated sales and marketing efforts, directed business, manufacturing and product development efforts and conducted administrative functions.  The Company may employ additional staff as required and as working capital permits.  The Company also retains various independent contractors on an as needed basis for management, financial, engineering, marketing and consulting services.

Item 2.	DESCRIPTION OF PROPERTY

The Company leases one unit containing office, R&D and manufacturing space at 7334 South Alton Way, Suite F, Centennial, Colorado 80112.  The current facility has a total of 1,411 square feet at a current base rental of $1,965 per month plus operating expenses of $504 per month.  Of the total space, approximately 40 percent is office space and 60 percent is R&D and manufacturing area.  The Company currently leases the facility on a month to month basis.  As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business operations and products.

In November 2006, the Company entered into a lease agreement for 2,300 square feet of office, product demonstration and product maintenance space in Rockaway, New Jersey.  The lease is for a five-year term beginning December 2006 and calls for monthly base lease payments of $1,342, plus common area maintenance charges estimated at $667 per month.  The Company plans to sublease all or a portion of this space until such time as it is required for the Company’s business.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of fiscal 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the range of high and low bids for ADTI’s Common Stock for the last two fiscal years.  Since completion of its public offering in 1986, ADTI’s securities have traded over the counter and the Common Stock is currently quoted on the OTC Bulletin (the “OTCBB”).  Historically, trading in the Common Stock of ADTI has been extremely limited, although trading volume has been higher in recent years.  The quotations represent prices between dealers as shown on the OTCBB, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
2006 September 30, 2005	$0.040	$0.033
December 31, 2005	0.850	0.033
March 31, 2006	0.470	0.110
June 30, 2006	0.140	0.075

Fiscal Quarter Ended	High	Low
2007 September 30, 2006	$0.130	$0.070
December 31, 2006	0.120	0.060
March 31, 2007	0.120	0.060
June 30, 2007	0.120	0.070

As of September 14, 2007, there were approximately 1,760 record holders of ADTI’s Common Stock, excluding those held in street name.  No dividends have been paid with respect to ADTI’s Common Stock and ADTI has no present plans to pay dividends on its Common Stock in the foreseeable future.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute “forward looking statements”.  (See page ii of this report.)

General

The Report of the Company’s Independent Registered Public Accounting firm on the Company’s Financial Statements included in Part II, Item 7 of this report contains a qualification regarding the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is subject to question because it still has not realized significant revenues from continuing operations and it remains dependent on the continuation of outside funding, which is not certain.  It is the Company’s current plan that, by the end of fiscal 2008, it will be principally engaged in the production and sale of its proprietary LED Screen products in lieu of its historical concentration of efforts on raising capital and research and development.

During fiscal 2007, the Company raised a substantial amount of new capital, significantly increased its workforce and stepped up its research and development efforts.  The Company raised $2,590,000 in equity and collected an additional $500,000 in September 2007 of a subscription receivable of $1,000,000, and $300,000 in debt, hired a Vice President of Manufacturing and Technical Operations and engaged other personnel to provide assistance with sales, marketing and other functions.  Significantly, in fiscal 2007 the Company also engaged the Project Engineering Firm to help the Company complete the development of its proprietary LED Screen product, including the development of manufacturing processes for commercial production and sale of the Screens.  As a result, fiscal 2008 is a critical year for the Company, during which it plans to begin the commercial production and sale of display screen products, with a goal toward generating sales revenue by the end of the fiscal year.

There is no assurance, however, that the Company will be successful in generating sufficient revenue from product sales to sustain the Company’s operating expenses or that, in the absence of such revenue, it will raising enough capital to fund operating losses.  Long term success will require not only the successful development of its LED and Fiber Screens but also the successful marketing and sales of those proprietary products.  Even if the Company does generate a substantial amount of new sales orders, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in all of these endeavors, it may be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders after any such liquidation.

Critical Accounting Policies

Income Taxes– Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates that will be in effect when these differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“ FASB”) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes ,” (“ FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Impairment of Long-Lived Assets– If facts and circumstances indicate that the carrying value of long-lived assets may be impaired, then an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Use of Estimates– The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Stock-Based Compensation– The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-retrospective method on July 1, 2005.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-retrospective method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of July 1, 2005 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after July 1, 2005.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company accounted for the stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
Management Team

Matthew W. Shankle is the Company’s President and CEO responsible for managing its day-to-day operations.  John W. Temple is the Company’s Vice President of Technical Sales and James P. Martindale is the Company’s Vice President of Manufacturing and Technical Operations.  Messrs. DeGeorge, Shankle and Temple comprise the Board of Directors of the Company.  See the biographical data concerning the individual members of management in Part III, Item 9 of this report.

Results of Operations

For the fiscal year ended June 30, 2007, the Company reported net losses of ($2,128,891), or ($.08) per share, compared to net losses of ($1,181,777), or ($.05) per share, for fiscal 2006.  The increase in net loss for the fiscal year ended June 30, 2007 over 2006 is primarily due to: (1) an increase in general and administrative costs of approximately $313,000 largely attributable to the costs of the Company’s expanded management team, including consultants; (2) an increase in research and development costs of approximately $824,000 attributable to a substantial increase in the Company’s proprietary product development efforts; (3) a decrease in consulting revenues of approximately $39,000 and settlement income totaling approximately $86,000 for the fiscal year ended 2006.  These increases were partially offset by (1) a decrease in cost of consulting revenue of approximately $51,000 in 2007 from 2006 and (2) a decrease in interest expense of approximately $263,000, primarily resulting from a decrease in the beneficial conversion feature charged to interest expense in connection with the revolving, convertible promissory notes payable of $340,000 offset by the interest expense accrued on the notes payable balances outstanding in 2007 compared to 2006.

The Company had no sales for the fiscal year ended June 30, 2007 compared to consulting revenue of $38,795 for the fiscal year ended June 30, 2006 in connection with the sale of $300,644 in third party screen systems.  As of the date of this report, the Company remains in a development stage, as it has not received significant revenues from continuing operations.  The Company reported interest income of $703 and $278, and settlement income of $0 and $86,117 for the fiscal years ended June 30, 2007 and 2006, respectively.

There were no costs of consulting revenues reported for the fiscal year ended June 30, 2007 compared to cost of consulting revenues of $51,469 for 2006.  These costs in 2006 consist primarily of an allocation of employment expenses related to these revenues.

The Company reported G&A expenses of $929,243 and $616,428 for the fiscal years ended June 30, 2007 and 2006, respectively.  The increase of $312,815, or 51%, is primarily attributable to increases in salaries, professional fees and travel expense.

For the fiscal year ended June 30, 2007, travel expense increased by approximately $45,000 from 2006 related to ongoing business and product development, oversight of the mesh LED demonstration model being built by a contract manufacturer, oversight of the Project Engineering Firm’s redesign efforts and product demonstrations.  Other costs related to product demonstrations decreased by approximately $38,000 in 2007 from 2006 primarily due to the showcase of prototypes of the Company’s fiber optic and LED technologies in December 2005.

Professional fees increased by approximately $169,000 in 2007 from 2006 primarily due to: (1) an increase in accounting, legal and administrative costs on account of a higher level of business and planning activities; (2) international filings of certain Company patents; (3) market analysis for the Company’s products, and (4) a meeting of the Company’s shareholders held in March 2007.  Among other expenses, public reporting expenses increased by approximately $19,000 in 2007 from 2006 primarily due to printing and mailing costs associated with the shareholder meeting.

Total salaries and related expenses increased approximately $222,000 in 2007 from 2006, primarily resulting from the hiring of four new employees.  In February 2007, however, the Company eliminated two sales and service positions in order to reduce unnecessary costs and concentrate upon developing a new LED Screen and related production capacity with substantially improved product quality.  Approximately $314,000 of total salaries and related expenses for 2007 were allocated to research and development costs associated with product development and building a demonstration model of the LED Screen.  For 2006, approximately $49,000 of total salaries were allocated to cost of consulting revenues and approximately $134,000 were allocated to research and development costs primarily in connection with the two prototypes that were constructed and showcased in December 2005.  G&A salaries and related expenses increased approximately $90,000, net of the allocation to research and development.

In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey resulting in new office expenses of approximately $15,000 in 2007.  Depreciation increased approximately $9,000 in 2007 over 2006 due to acquisitions of equipment.  In 2007, other net G&A expenses increased by approximately $3,000 over 2006.

After terminating the relationship with the contract manufacturer that developed the Generation 2 LED Screen prototype, the Company retained the services of the Project Engineering Firm to redesign the LED Screen in order to further improve the product quality and manufacturability of that product.  As a result, the Company recorded an impairment adjustment of $186,981 attributable to the production mold and inventory components purchased for the Generation 2 LED screen that will not be used in the redesigned product.  After considering the asset impairments, the Company incurred total research and development expenses of approximately $1,048,000 during fiscal 2007.

During the fiscal year ended June 30, 2006, the Company completed two different product prototypes for demonstration.  The LED Screen prototype was assembled by a contract manufacturer, supervised by the Company, and the FiberVision™ Fiber Screen prototype was assembled internally.  The Company incurred approximately $223,000 in expenses on these efforts and continued research and development on the Company’s products for the fiscal year ended June 30, 2006.

During the fiscal year ended June 30, 2006, the Company issued revolving, convertible, redeemable promissory notes totaling $340,000 to a director and a shareholder.  These notes are convertible into shares of the Company’s Preferred Series D stock at a conversion rate of $.0167, which are further convertible to shares of the Company’s Common Stock at the same rate.  Because the conversion rate of these notes was lower than the trading price of the Company’s Common Stock on the dates of issuance, the Company incurred charges to interest expense totaling $340,000 in 2006 for their issuance.  There were no issuances of convertible promissory notes in fiscal 2007 resulting in imputed interest charges for those periods.  As the result of an increase in total outstanding debt during fiscal 2007, interest expense for the year increased by approximately $77,000 over fiscal 2006.

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At June 30, 2007, the Company reported negative net worth of $291,210 and negative working capital of $332,929. The Company continues to require additional capital for administrative expenses and business development efforts.  While there can be no assurance of continued investor funding, management believes the current core investors will continue to fund the Company’s operations on an as needed basis through the second quarter of fiscal 2008.  Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) raise additional capital from its current investors or others; and (2) achieve and maintain positive cash flow and profitable operations.  Moreover, even if the Company successfully develops its Screen Business and obtains sales orders for LED Screens by the end of fiscal 2008, the Company will then need additional capital to fill those orders.  Accordingly, there is no assurance that the Company will be able to raise the necessary capital or achieve and maintain profitable operations.

If the Company is able to achieve these goals, the Company’s capital requirements will then depend on numerous new factors.  The Company’s management believes that if long-term capital is obtained, cash flow from operations, together with any funds that may become available under short-term debt financing arrangements should be adequate to meet the Company’s obligations and commitments, and would enable the Company to continue to conduct its operations in accordance with its current business plan.  Sales of equity securities by the Company, however, will have a significant dilutive effect on the Company’s shareholders.  On the other hand, if the Company’s future anticipated financial resources prove to be inadequate to sustain its operations, it may be required to reduce the scope of its operations or even liquidate entirely.

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

Cash flows from financing activities for the fiscal year ended June 30, 2007 included the issuance of 10% demand notes totaling $300,000 to a director and shareholder.  In addition, the Company received $2,590,000 during fiscal 2007 from the sale of 28,205 shares and a subscription for an additional 12,500 shares of a newly designated Series G Preferred Stock.  An affiliate of this same director and shareholder purchased 10,714 and 8,400 shares of Series G Preferred Stock at a price of $70.00 and $100.00 per share, respectively, for total proceeds of $750,000 and $840,000, respectively.  This same director and shareholder purchased 9,091 shares of the Series G Preferred Stock at a price of $110 per share for total proceeds of $1,000,000 and subscribed for an additional 12,500 shares of the Series G Preferred Stock at a price of $80 per share for total proceeds of $1,000,000.  The Company has received $500,000 of the $80 per share subscription as of September 25, 2007.  The $2,890,000 in positive cash flows from financing activities during fiscal 2007 were partially offset by principal payments on leased equipment of $3,330.  These net cash flows were used primarily for operating expenses, business development, building and demonstrating the LED Screen demonstration unit, continuing the development and redesign of the LED Screen and manufacturing process, purchasing equipment and purchasing materials inventory needed to build the LED Screen prototypes.

Cash flows from financing activities for the fiscal year ended June 30, 2006 consisted of: (1) proceeds from the exercise of stock options totaling $14,400; (2) the issuance of 10% revolving, convertible, redeemable promissory notes to a director and a shareholder totaling $340,000; and (3) the issuance of 10% demand notes to a director and a shareholder totaling $500,000.  These were partially offset by principal payments on leased equipment of $4,086.  These cash flows were used primarily for operating expenses, building and showcasing the prototypes of the Company’s proprietary Fiber Screen and LED Screen technologies, sales efforts and pursuing further development of the Company’s proprietary screen products and production capacity.

At June 30, 2007, the Company reported current assets of approximately $1,773,000 and a working capital deficit.  Current liabilities exceeded current assets by approximately $333,000.  At June 30, 2007, current liabilities consisted of: (1) notes to shareholders with accrued interest of approximately $1,784,000, and (2) trade payables and accrued expenses totaling approximately $321,000 which were incurred primarily for business development, inventory purchases and operating costs.

There is no assurance that the Company will be successful in raising capital or producing revenue from operations.  If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are  reasonably likely to materially affect,  the Company’s control over financial reporting.

Item 8B.                      OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information as to each director and executive officer of ADTI as of September 14, 2007:

Directors and Officers	Age	Position with ADTI
Lawrence F. DeGeorge	63	Director
Matthew W. Shankle	47	Chief Executive Officer, President and Director
John W. Temple	52	Vice President of Technical Sales and Director
James P. Martindale	44	Vice President of Manufacturing and Technical Operations

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

Matthew W. Shankle - Mr. Shankle was appointed as the Company’s President effective September 11, 1998 and as a Director effective October 3, 1997 from which time he also served as a Vice President of the Company.  He is responsible for the overall day-to-day operations and strategic direction of the Company in conjunction with the Board of Directors.  From June 1996 to September 1997, he served as a consultant to the Company for product research and development (R&D).  He is also currently responsible for leading the business development effort of the Company.  From 1995 to 1997, Mr. Shankle served as an operations consultant for several high tech R&D/manufacturing subsidiaries of Telxon Corporation, a NASDAQ listed company.  From 1992 to 1995, Mr. Shankle was employed by Virtual Vision, Inc. as the R&D/manufacturing facility development specialist.  Mr. Shankle began his career at Lockheed Missiles and Space in the San Diego area.

John W. Temple – Mr. Temple was appointed Vice President of Sales and Marketing effective December 1, 2004 and as a Director effective May 12, 2004.  In December of 2005, Mr. Temple’s title was changed to Vice President of Technical Sales.  From 1996 to December 2004, Mr. Temple had been the principal owner and operator of Video Display Consultants, Inc. (“VDC”), a privately held company that sold electronic displays and provided related consulting services.  From 1992 to 1996, he acted as an independent sales consultant in the international electronic display industry, placing over 50 large screen video display systems in Mexico, the Middle East, Africa, South America, Russia and numerous other countries.  From 1987 to 1992, he was employed as a sales agent for Adtronics in the then emerging, full color electronic display market.  Prior to 1992 Mr. Temple was a sales executive for Time-O-Matic and for Great Western Sign, Co.  He has over 27 years of experience as a sales executive and consultant in the electronic display industry.

James P. Martindale– Mr. Martindale was appointed Vice President of Manufacturing and Technical Operations effective November 12, 2006.  He is responsible for directing the Company’s product research and development and manufacturing operations. From 1999 to 2006, was employed by InFocus Digital Media.  His most recent position with InFocus was Senior Director, New Business Development.  He was responsible for developing and executing new business strategies leveraging InFocus’ software, hardware and service assets to offer digital-media solutions to the education, corporate, and digital advertising markets. In addition to his business development role at InFocus, Mr. Martindale held senior positions in Service, Application Engineering, and Technical Sales.  From 1981 to 1999, Mr. Martindale held several positions with Hewlett-Packard Co., ranging from Mechanical Engineer, to Manufacturing Development Manager for HP’s Specialty Printing Systems.  Mr. Martindale holds a Bachelor of Science degree in Mechanical Engineering from San Diego State University.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have a separate Audit Committee.  The entire Board acts as the Audit Committee.  One of the members of the Board, Lawrence F. DeGeorge, would qualify as a “financial expert”, as defined by the SEC’s rules promulgated under Section 407 of the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS

The Company has not yet adopted a code of ethics for its principal executive officer and principal financial officer.  The Board of Directors intends to develop and adopt a code of ethics in fiscal 2008 that will apply to all employees in addition to directors and executive officers.

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

The numbers of late Form 3, 4 and 5 reports, and the number of late transactions reported are as follows:

Name of Reporting Person	Late Forms 3, 4 or 5	Transactions

Lawrence F. DeGeorge	1	1
James P. Martindale	1	1

Item 10.	EXECUTIVE COMPENSATION

Compensation

The following table sets forth in summary form the compensation received during each of the Company’s last three fiscal years by the Chief Executive Officer of the Company, and each executive officer whose total compensation exceeded $100,000.  The Company’s Chief Executive Officer was the Company’s only executive officer whose total compensation was at least $100,000 for the fiscal year ended June 30, 2005.

SUMMARY COMPENSATION

Name (a)	Year Ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compens-ation ($) (g)	Non-qualified deferred Compens-ation earnings ($) (g)	All Other Compens-ation (h)	Total (i)
Matthew W. Shankle	2007(1)	$141,015	$0	$0	$0	$0	$0	$0	$141,015
President and CEO	2006(2)	$131,154	$0	$0	$0	$0	$0	$0	$131,154
	2005	$110,000	$0	$0	$0	$0	$0	$0	$110,000

John W. Temple	2007	$100,000	$0	$0	$0	$0	$0	$15,632(3)	$115,632
Vice President, Technical Sales	2006	$100,000	$0	$0	$0	$0	$0	$19,541(4)	$119,541

(1)          Includes wages of $12,692 accrued in prior years.

(2)          Includes wages of $21,154 accrued in prior years.

(3)          Includes vested option to purchase 480,000 shares of the Company’s common stock out of the option to purchase
          1,680,000 shares of common stock granted on October 20, 2005.

(4)          Includes vested option to purchase 600,000 shares of the Company’s common stock out of the option to purchase
          1,680,000 shares of common stock granted on October 20, 2005.

Incentive Plans

Equity Incentive Plan– In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan.  The purposes of the Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants.  The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.

The 2007 Plan authorizes the Compensation Committee to grant to participants in the Plan (i) stock options (which may be non-qualified options, or, for employees, incentive stock options (“ISOs”)), (ii) stock appreciation rights (“SARS”) (which may be issued in tandem with stock options), (iii) restricted stock grants (either an outright grant of stock or a grant of stock subject to and conditioned upon employment or performance related goals), and stock units (which means a measurement component equal to the fair market value of one share of stock on the date for which a determination is made pursuant to the provisions of the 2007 Plan) (collectively “Awards”).  All of the Company’s employees and all of the Company’s directors are eligible for grants of awards under the terms of the 2007 Plan.

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

2007 Grants of Plan Based Awards

There were no grants of stock options during the fiscal year ended June 30, 2007.

2007 Option Exercises and Stock Vested

There were no options exercised or stock vested during the fiscal year ended June 30, 2007.

2007 Outstanding Equity Awards at Fiscal Year-End

	Option Award					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Matthew W. Shankle	500,000	0	0	$ 0.16	2008	0	$0	0	$ 0
John W. Temple	600,000	600,000	0	$ 0.03	2015	0	$0	0	$ 0

As of June 30, 2007 there were 500,000 options outstanding and exercisable at an exercise price of $.1615 per share that expire in 2008, and 1,200,000 options outstanding, of which 600,000 were exercisable, at an exercise price of $.03 per share and expiring in 2015.

At the time of these grants, the Plan was not approved by the shareholders of the Company following adoption by the Board of Directors.  Accordingly, all of the above options are nonqualified options under the Internal Revenue Code.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	22,820,000
Equity compensation plans not approved by security holders	1,700,000(1) (2)	$.03 to $.1615	-0-
Total	1,700,000	$.03 to $.1615	-0-

(1)
Non-Qualified Stock Option Agreement dated September 18, 1998 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997, amended March 6, 2007.  The Company granted the Optionee the right and option to purchase up to an aggregate amount of 500,000 shares of its Common Stock, vesting one quarter each year for four years, exercisable at $.1615 per share, and expiring January 29, 2008.

(2)
Non-Qualified Stock Option Agreement dated October 20, 2005 - Option granted pursuant to Equity Incentive Plan dated September 18, 1997, amended March 6, 2007.  The Company granted the Optionee the right and option to purchase up to an aggregate amount of 1,680,000 shares of its Common Stock, vesting 360,000 on October 20, 2005 and 120,000 on the first day of each quarter thereafter beginning January 1, 2006, exercisable at $.03 per share, and expiring October 20, 2015.

In August 2007, the Compensation Committee approved the grant of 6,750,000 options to officers, employees and consultants.  The options vest quarterly over 16 quarters beginning September 30, 2007, are exercisable at $0.11 per share and expire August 15, 2017.

Compensation of Directors

The following table sets forth compensation of the Board of Directors for the fiscal year ended June 30, 2007.  Members may also be reimbursed for expenses to attend the meetings.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Non-qualified deferred Compen- sation earnings ($) (f)	All Other Compen- sation (g)	Total (h)
Lawrence F. DeGeorge	$0	$0	$0	$0	$0	$0	$0
Matthew W. Shankle*
John W. Temple*

(1)	Included in the Summary of Compensation table under Item 10. Executive Compensation, above.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 14, 2007, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group.  Information as to beneficial ownership is based upon statements furnished to the Company by such persons.  The voting securities of the Company consist of (i) Common Stock that is entitled to one vote per share, (ii) Series D Preferred Stock that is entitled to one vote per share, and (iii) Series G Preferred Stock that is entitled to 1000 votes per share.  As of September 14, 2007, the Company had outstanding 26,198,177 shares of Common Stock, 25,780,322 shares of Series D Preferred Stock, and 40,705 shares of Series G Preferred Stock.  Unless otherwise stated, all shares are owned directly by the reporting person.  For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common and Series D Preferred Stock outstanding on such date, plus: (1) the aggregate amount of Common Stock that could be issued upon conversion of the Series G Preferred Stock, plus (2) the aggregate amount of Common Stock which could be issued upon the exercise of options within 60 days of such date,  plus (3) the aggregate amount of Series D Preferred Stock that could be issued upon conversion of the outstanding convertible, redeemable promissory notes.

Name and address of beneficial owners	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Total amount and nature of Beneficial Ownership	Total Percent of Beneficial Ownership
				Preferred
William W. Becker Box 143 Grand Cayman Island British West Indies	Common $.001 Par (“Common”)	2,070,647	7.90%	Series D	0	0.00%	2,070,647	2.23%
Lawrence F. DeGeorge (1) 140 Intracostal Pointe Drive Suite 410 Jupiter, FL 33477	Common	4,182,509	15.96%	Series D(2) Series G	34,901,198 40,705,000	69.55% 100.00%	(2)79,788,707	68.15%
Bruce H. Etkin 1512 Larimer St., No. 325 Denver, CO 80202	Common	3,589,434	13.70%	Series D	0	0.00%	3,589,434	3.87%
James P. Martindale(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(3)	93,750.36%		Series D	0	0.00%	(3)93,750	.07%
G. Schneider Holdings, Co. 12300 Liberty Boulevard Englewood, CO 80112	Common	5,462,379	20.85%	Series D	0	0.00%	5,462,379	5.89%

Name and address of beneficial owners	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Total amount and nature of Beneficial Ownership	Total Percent of Beneficial Ownership
				Preferred
Gene W. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(4)	5,462,379	20.85%	Series D	(5)34,910,180	76.41%	(4,5)40,372,559	35.86%
Louise H. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(6)	5,462,379	20.85%	Series D	0	0.00%	(6)5,462,379	5.89%
Mark L. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(7)	8,235,784	31.44%	Series D	0	0.00%	(7)8,235,784	8.89%
Carla G. Shankle 7334 South Alton Way Suite F Centennial, CO 80112	Common(8)	5,462,379	20.85%	Series D	0	0.00%	(8)5,462,379	5.89%
Matthew W. Shankle(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(9)	625,000	2.33%	Series D	0	0.00%	(9)625,000	.67%
John W. Temple(1) 2253 East Fairfield Street Mesa, AZ 85213	Common(10)	840,000	4.88%	Series D	280,322	1.09%	(10)1,120,322	1.71%
Tina M. Wildes 12300 Liberty Boulevard Englewood, CO 80112	Common(11)	5,462,379	20.85%	Series D	0	0.00%	(11)5,462,379	5.89%
All executive officers and directors as a group (4 persons)	Common(12)	6,221,259	22.41%	Series D Series G	(2)35,181,520 40,705,000	70.11% 100.00%	(2,12)82,107,779	69.21%

(1)	Officer or director

(2)	Includes convertible, redeemable promissory notes convertible into 24,401,198 shares of Series D Stock.

(3)	Includes options to purchase 93,750 shares of Common Stock at $0.11 per share, which expire in 2017.

(4)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(5)	Includes convertible, redeemable promissory notes convertible into 19,910,180 shares of Series D Stock.

(6)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(7)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the Executive Committee.

(8)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(9)
Includes options to purchase 500,000 shares of Common Stock at $0.1615 per share, which options expire in 2008 and options to purchase 125,000 shares of Common Stock at $0.11 per share, which options expire in 2017.

(10)	Includes options to purchase 360,000 shares of Common Stock at $.03 per share, which options expire in 2015.

(11)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(12)	Includes 1,558,750 options to purchase Common Stock.

Changes in Control

The Company knows of no arrangement or events, the occurrence of which may result in a change in control.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2007 the Company had revolving, convertible, redeemable promissory notes totaling $740,000, 10% demand notes totaling $800,000 and accrued interest of $244,441 due to a director and a shareholder, and payables totaling $11,759 due to related parties.

During fiscal 2007, an affiliate of a director and shareholder purchased 10,714 and 8,400 shares of a newly designated Series G Preferred Stock at a price of $70.00 and $100.00 per share, respectively, for total proceeds of $750,000 and $840,000, respectively.  This same director and shareholder purchased 9,091 shares of the Series G Preferred Stock at a price of $110 per share for total proceeds of $1,000,000 and subscribed for an additional 12,500 shares of the Series G Preferred Stock at a price of $80 per share for total proceeds of $1,000,000.  The Company has received $500,000 of the $80 per share subscription as of September 25, 2007.

Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

 At June 30, 2006 the Company had revolving, convertible, redeemable promissory notes totaling $740,000, 10% demand notes totaling $500,000 and accrued interest of $91,691due to a director and a shareholder, and payables totaling $19,324 due to related parties.  During the fiscal year ended June 30, 2006, the Company issued 100,000 shares of common stock in settlement of payables due to related entities (mainly affiliated with an officer family member) of the Company.

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

3.4	Corrected Articles of Amendment to the Articles of Incorporation dated August 5, 1994. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

3.5	Articles of Amendment to the Company’s Articles of Incorporation regarding designation of the Series C Preferred Stock (incorporated by reference, Form 8-K filed June 4, 1997).

3.6	Certificates of Designation for Preferred Stock (incorporated by reference, Form 8-K filed December 20, 2004).

*3.7	Articles of Amendment to the Company's Articles of Incorporation regarding the Certificate of Designation of the Series G Preferred Stock.

*3.8	Articles of Amendment to the Company’s Certificate of Designation of the Series D Preferred Stock.

*3.9	Articles of Amendment to the Company’s Articles of Incorporation regarding an increase in the Company’s authorized common and preferred stock.

4.1	Specimen certificate for Common Stock, par value $.001 per share of ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended September 30, 1987).

4.2	Form of Convertible, Redeemable Promissory Note (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1999).

4.3
Form of Warrant for the Purchase of Shares of Common Stock issued to Tucker Anthony Sutro Capital Markets, Inc. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 2001).

4.4	Subscription Agreement between the Company and New Iplan AR, LLC dated December 1, 2007 (incorporated by reference, Form 8-K filed March 6, 2007 and Form 8-K/A filed June 19, 2007).

4.5	Subscription Agreement between the Company and New Iplan AR, LLC dated April 4, 2007 (incorporated by reference, Form 8-K filed April 10, 2007 and Form 8-K/A filed June 19, 2007).

4.6	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated June 27, 2007 (incorporated by reference, Form 8-K filed June 29, 2007).

4.7	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated June 28, 2007 (incorporated by reference, Form 8-K filed June 29, 2007).

10.1	1997 Equity Incentive Plan dated September 18, 1997 (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1997).

10.2	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1997).

10.3	Letter of Intent with Regent Worldwide Sales, LLC dated May 23, 2002 (incorporated by reference, Form 8-K filed May 28, 2002).

10.4
Unit Purchase Agreement dated November 25, 2003, by and among Regent Theaters, LLC, Regent Releasing, LLC, Regent Entertainment Partnership, L.P. and the Company (incorporated by reference, Form 8-K filed December 15, 2003).

10.5	Stock Purchase Agreement dated November 25, 2003, by and among the Company and the Purchasers as listed therein (incorporated by reference, Form 8-K filed December 15, 2003).

10.6
Series C Preferred Stock Conversion Agreement dated November 25, 2003, by and among the Company and the Series C Preferred Stock shareholders (incorporated by reference, Form 8-K filed December 15, 2003).

10.7	Old Debt Exchange Agreement dated November 25, 2003, by and among the Company and the Lenders as name therein (incorporated by reference, Form 8-K filed December 15, 2003).

10.8	New Debt Exchange Agreement dated November 25, 2003, by and between the Company and Lawrence F. DeGeorge (incorporated by reference, Form 8-K filed December 15, 2003).

10.9
Shareholders Agreement dated November 25, 2003, by and among the Company and Gene W. Schneider, Lawrence F. DeGeorge and Stephen P. Jarchow (incorporated by reference, Form 8-K filed December 15, 2003).

10.10
Settlement Agreement and Release (Investment) by and between Stephen Jarchow, Paul Colichman, the Company, Gene Schneider and Lawrence DeGeorge dated effective July 1, 2004 (incorporated by reference, Form 8-K filed October 19, 2004).

10.11
Settlement Agreement and Release (Theaters) by and between Regent Entertainment Partnership, L.P., Regent Theaters LLC, Regent Releasing LLC and the Company dated effective July 1, 2004 (incorporated by reference, Form 8-K filed October 19, 2004).

10.12	Executive Employment Agreement with John W. Temple dated December 1, 2004 (incorporated by reference, Form 8-K filed December 20, 2004).

10.13	Settlement Agreement with Lawrence F. DeGeorge dated January 11, 2005 (incorporated by reference, Form 8-K filed January 18, 2005).

10.14	Form of Revolving 10% Convertible, Redeemable Promissory Note (incorporated by reference, Form 8-K filed January 18, 2005).

10.15	Settlement Agreement and Release of Claims with Cybotics Systems, Cache Media, Inc. and Stephen J. Shankle dated November 8, 2005 (incorporated by reference, Form 8-K filed November 11, 2005).

10.16	2007 Equity Incentive Plan (incorporated by reference, to the Company’s definitive proxy statement on Schedule 14A filed January 31, 2007).

*31	Certificate of President, Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32	Certificate of President, Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	FILED WITH THIS REPORT

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to AJ Robbins, PC

For the fiscal years ended June 30, 2006 and June 30, 2007, AJ Robbins, PC provided services in the following categories and amounts:

	Fiscal Year Ended
	June 30, 2007	June 30, 2006
Audit Fees (1)	$35,095	$22,500
Tax Fees (2)	$2,500	$-
All Other Fees	$-	$-

(1)  Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports
(2)  Tax fees consist of fees for the preparation of federal and State income tax returns.

Fees paid to Hein & Associates, LLP

For the fiscal year ended June 30, 2006, Hein & Associates, LLP provided services in the following categories and amounts:

Fiscal Year Ended
June 30, 2006
Audit Fees (1)	$24,148
Tax Fees (2)	$2,800
All Other Fees	$-

(1)  Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports
(2) Tax fees consist of fees for the preparation of federal and State income tax returns.

There were no non-audit services rendered to the Company by AJ Robbins in fiscal 2006 and 2007 or by Hein & Associates in fiscal 2006 other than those shown above.  While the Board acting as the Audit Committee has not established formal policies and procedures concerning pre-approval of audit and non-audit services, the Company’s executive officer has been directed by the Board that all audit and non-audit services must be approved in advance by the Board.  The establishment of any such formal policies or procedures in the future is subject to the approval of the Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle	Date: September 26, 2007
By: Matthew W. Shankle
President, Chief Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lawrence F. DeGeorge	Date: September 26, 2007
By: Lawrence F. DeGeorge
Director

/s/ Matthew W. Shankle	Date: September 26, 2007
By: Matthew W. Shankle
Director

/s/ John W. Temple	Date: September 26, 2007
By: John W. Temple
Director

Advance Display Technologies, Inc.
(A Development Stage Company)

Financial Statements
June 30, 2007 and 2006

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheet - June 30, 2007	F-3

Statements of Operations - For the Years Ended June 30, 2007 and 2006, and Cumulative	F-4
from Inception (March 15, 1995) through June 30, 2007

Statement of Changes in Stockholders’ Equity (Deficit) - For the Period from Inception	F-5
(March 15, 1995) through June 30, 2007

Statements of Cash Flows - For the Years Ended June 30, 2007 and 2006, and Cumulative	F-11
from Inception (March 15, 1995) through June 30, 2007

Notes to the Financial Statements	F-13

AJ. ROBBINS, PC
216 16TH STREET, SUITE 600
DENVER, CO  80238

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years ended June 30, 2007.  The financial statements for the period from inception (March 15, 1995) to June 30, 2005, were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from inception (March 15, 1995) to June 30, 2005 include total revenues and net loss of $601,637 and $11,499,513, respectively.  Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception (March 15, 1995) to June 30, 2007, insofar as it relates to amounts for prior periods through June 30, 2005, is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Display Technologies, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the two years ended June 30, 2007 and for the period from inception (March 15, 1995) to June 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations, has negative working capital and is in the development stage.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AJ ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
August 22, 2007
Except for Note 9 as to which date is September 24, 2007

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
JUNE 30, 2007

ASSETS

Current Assets:
Cash	$1,237,599
Preferred stock subscriptions receivable	500,000
Other current assets	35,369
Total current assets	1,772,968

Property and Equipment, net	46,360

Total Assets	$1,819,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable:
Trade	$281,522
Related party	11,759
Revolving, convertible, redeemable promissory notes to related parties	740,000
Demand notes to related parties	800,000
Accrued interest payable to related parties	244,441
Other accrued liabilities	28,175
Total current liabilities	2,105,897

Long-term Capital Lease Obligations, less current maturities:	4,641

Total liabilities	2,110,538

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 25,780,322 shares issued and outstanding (liquidation preference of $429,672)	25,780
Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,189,667).	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015).	4,549
Preferred Series G stock, $.001 par value, 50,000 shares authorized, 40,705 shares issued and outstanding (liquidation preference of $3,590,000)	41
Preferred stock subscriptions receivable	(500,000)
Common Stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 shares issued and outstanding	26,199
Additional paid-in capital	14,961,393
Deficit accumulated during the development stage	(14,810,181)
Total stockholders’ equity (deficit)	(291,210)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,819,328

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2007	2006	2007

Consulting Revenue	$–	$38,795	$91,014

Other Income:
Related party interest income	–	–	162,761
Other interest income	703	278	9,776
Settlement income	–	86,117	463,179
Other	–	–	550
Total revenue and other income	703	125,190	727,280

Costs and Expenses:
Cost of consulting revenues	–	51,469	93,648
General and administrative	929,243	616,428	6,157,254
Research and development	1,047,601	222,842	5,217,105
Impairment of intangible assets	–	–	451,492
Interest expense - related party	152,750	416,228	3,853,121
Total costs and expenses	2,129,594	1,306,967	15,772,620

Loss Before Discontinued Operations and Extraordinary Gain	(2,128,891)	(1,181,777)	(15,045,340)

Loss From Discontinued Operations	–	–	(202,278)
Gain on Disposal of Discontinued Operations	–	–	108,652

Loss Before Extraordinary Gain	(2,128,891)	(1,181,777)	(15,138,966)

Extraordinary Gain Due to Forgiveness of Debt	–	–	328,785

Net Loss	$(2,128,891)	$(1,181,777)	$(14,810,181)

Accrued Preferred Series E Dividend	(50,448)	(50,448)	(180,772)

Net Loss Applicable to Common Shareholders	$(2,179,339)	$(1,232,225)	$(14,990,953)

Net Loss Per Common Share (Basic and Diluted):	$(.08)	$(.05)

Weighted Average Shares of Common Stock Outstanding	26,198,177	25,919,985

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2007

Preferred Stock
	Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, March 15, 1995 (Inception)	-	$-	-	$-	-	$-	-	$-	-	$-
Capital contributions	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 1995	-	-	-	-	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 1996	-	-	-	-	-	-	-	-	-	-
Conversion of debt to common stock and
issuance of preferred stock pursuant to
Acquisition of Display Group, LLC and
Display Optics, Ltd.	1,843,902	1,844	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 1997	1,843,902	1,844	-	-	-	-	-	-	-	-
Debt convertible at below market	-	-	-	-	-	-	-	-	-	-
Conversion of debt to common stock	-	-	-	-	-	-	-	-	-	-
Retirement of shares in settlement	-	-	-	-	-	-	-	-	-	-
Employee stock options issued for services	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 1998	1,843,902	1,844	-	-	-	-	-	-	-	-
Retirement of shares in settlement	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 1999	1,843,902	1,844	-	-	-	-	-	-	-	-
Debt convertible at below market	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2000	1,843,902	1,844	-	-	-	-	-	-	-	-

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2007

(Continued)

	Preferred			Additional	Deferred
	Subscriptions	Common Stock		Paid-In	Merger	Deferred	Accumulated
	Receivable	Shares	Amount	Capital	Costs	Compensation	Deficit	Total
BALANCE, March 15, 1995 (Inception)	$-	-	$-	$-	$-	$-	$-	$-
Capital contributions	-	697,095	697	90,971	-	-	-	91,668
Net loss	-	-	-	-	-	-	(286)	(286)

BALANCE, June 30, 1995	-	697,095	697	90,971	-	-	(286)	91,382
Capital contributions	-	87,141	87	11,372	-	-	-	11,459
Net loss	-	-	-	-	-	-	(24,430)	(24,430)

BALANCE, June 30, 1996	-	784,236	784	102,343	-	-	(24,716)	78,411
Conversion of debt to common stock and issuance
of preferred stock pursuant to acquisition of
Display Group, LLC and Display Optics, Ltd.	-	20,559,687	20,560	2,351,160	-	-	-	2,373,564
Net loss	-	-	-	-	-	-	(2,718,839)	(2,718,839)

BALANCE, June 30, 1997	-	21,343,923	21,344	2,453,503	-	-	(2,743,555)	(266,864)
Debt convertible at below market	-	-	-	1,013,933	-	-	-	1,013,933
Conversion of debt to common stock	-	4,182,509	4,183	545,817	-	-	-	550,000
Retirement of shares in settlement	-	(350,000)	(350)	350	-	-	-	-
Employee stock options issued for services	-	-	-	214,125	-	-	-	214,125
Net loss	-	-	-	-	-	-	(2,971,929)	(2,971,929)

BALANCE, June 30, 1998	-	25,176,432	25,177	4,227,728	-	-	(5,715,484)	(1,460,735)
Retirement of shares in settlement	-	(1,402,157)	(1,402)	1,402	-	-	-	-
Net loss	-	-	-	-	-	-	(582,813)	(582,813)

BALANCE, June 30, 1999	-	23,774,275	23,775	4,229,130	-	-	(6,298,297)	(2,043,548)
Debt convertible at below market	-	-	-	139,640	-	-	-	139,640
Net loss	-	-	-	-	-	-	(916,368)	(916,368)

BALANCE, June 30, 2000	-	23,774,275	23,775	4,368,770	-	-	(7,214,665)	(2,820,276)

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2007

(Continued)

	Preferred Stock
	Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, June 30, 2000	1,843,902	1,844	-	-	-	-	-	-	-	-
Warrants issued for prepaid services	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2001	1,843,902	1,844	-	-	-	-	-	-	-	-
Amortization of deferred merger costs	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2002	1,843,902	1,844	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2003	1,843,902	1,844	-	-	-	-	-	-	-	-
Conversion of preferred stock	(1,843,902)	(1,844)	-	-	-	-	-	-	-	-
Conversion of debt to preferred stock	-	-	60,000,000	60,000	-	-	-	-	-	-
Conversion of debt to preferred stock	-	-	-	-	1,008,985	1,009	-	-	-	-
Conversion of debt to preferred stock	-	-	-	-	-	-	4,549,015	4,549	-	-
Preferred Subscriptions Receivable	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2004	-	-	60,000,000	60,000	1,008,985	1,009	4,549,015	4,549	-
Cancellation of subscriptions receivable	-	-	(19,500,000)	(19,500)	-	-	-	-	-	-
Acquisition of Series D Preferred stock	-	-	(15,000,000)	(15,000)	-	-	-	-	-	-
Issuance of Series D Preferred stock for
deferred compensation	-	-	4,000,000	4,000	-	-	-	-	-	-
Deferred compensation related to issuance
of Series D Preferred stock	-	-	-		-	-	-	-	-	-
Debt convertible at below market	-	-	-		-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2005	-	$-	29,500,000	$29,500	1,008,985	$1,009	4,549,015	$4,549	-	$-

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2007

(Continued)

	Preferred			Additional	Deferred
	Subscriptions	Common Stock		Paid-In	Merger	Deferred	Accumulated
	Receivable	Shares	Amount	Capital	Costs	Compensation	Deficit	Total
BALANCE, June 30, 2000	-	23,774,275	23,775	4,368,770	-	$-	$(7,214,665)	(2,820,276)
Warrants issued for prepaid services	-	-	-	75,000	(75,000)	-	-	-
Net loss	-	-	-	-	-	-	(974,468)	(974,468)

BALANCE, June 30, 2001	-	23,774,275	23,775	4,443,770	(75,000)	-	(8,189,133)	(3,794,744)
Amortization of deferred merger costs	-	-	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	-	-	(1,062,736)	(1,062,736)

BALANCE, June 30, 2002	-	23,774,275	23,775	4,443,770	-	-	(9,251,869)	(4,782,480)
Net loss	-	-	-	-	-	-	(889,742)	(889,742)

BALANCE, June 30, 2003	-	23,774,275	23,775	4,443,770	-	-	(10,141,611)	(5,672,222)
Conversion of preferred stock	-	1,843,902	1,844	-	-	-	-	-
Conversion of debt to preferred stock	-	-	-	940,000	-	-	-	1,000,000
Conversion of debt to preferred stock	-	-	-	1,007,976	-	-	-	1,008,985
Conversion of debt to preferred stock	-	-	-	4,544,466	-	-	-	4,549,015
Preferred Subscriptions Receivable	(325,000)	-	-	-	-	-	-	(325,000)
Net loss	-	-	-	-	-	-	(598,039)	(598,039)

BALANCE, June 30, 2004	(325,000)	25,618,177	25,619	10,936,212	-	-	(10,739,650)	(37,261)
Cancellation of subscriptions receivable	325,000	-	-	(305,500)	-	-	-	-
Acquisition of Series D Preferred stock	-	-	-	(60,000)	-	-	-	(75,000)
Issuance of Series D Preferred stock for
deferred compensation	-	-	-	231,000	-	(235,000)	-	-
Deferred compensation related to issuance
of Series D Preferred stock	-	-	-	-	-	2,753	-	2,753
Debt convertible at below market	-	-	-	400,000	-	-	-	400,000
Net loss	-	-	-	-	-	-	(759,863)	(759,863)

BALANCE, June 30, 2005	$-	25,618,177	$25,619	$11,201,712	$-	$(232,247)	$(11,499,513)	$(469,371)

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2007

(Continued)

	Preferred Stock
	Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, June 30, 2005	-	$-	29,500,000	$29,500	1,008,985	$1,009	4,549,015	$4,549	-	$-
Issuance of Series D Preferred stock for
Deferred compensation	-	-	2,000,000	2,000	-	-	-	-	-	-
Deferred compensation related to issuance
of Series D Preferred stock	-	-	-	-	-	-	-	-	-	-
Debt convertible at below market	-	-	-	-	-	-	-	-	-	-
Compensation expense on vested options	-	-	-	-	-	-	-	-	-	-
Unearned Series D Preferred stock	-	-	(5,719,678)	(5,720)	-	-	-	-	-	-
Settlement of debt for common stock	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2006	-	$-	25,780,322	$25,780	1,008,985	$1,009	4,549,015	$4,549	-	$-

Issuance of Series G Preferred stock	-	-	-	-	-	-	-	-	40,705	41
Preferred Subscriptions Receivable	-	-	-	-	-	-	-	-	-	-
Compensation expense on vested options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2007	-	$-	25,780,322	$25,780	1,008,985	$1,009	4,549,015	$4,549	40,705	$41

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2007

(Continued)

	Preferred			Additional	Deferred
	Subscriptions	Common Stock		Paid-In	Merger	Deferred	Accumulated
	Receivable	Shares	Amount	Capital	Costs	Compensation	Deficit	Total
BALANCE, June 30, 2005	$-	25,618,177	$25,619	$11,201,712	$-	$(232,247)	$(11,499,513)	$(469,371)
Issuance of Series D Preferred stock for
Deferred compensation	-	-	-	67,500	-	(69,500)	-	-
Deferred compensation related to issuance
of Series D Preferred stock	-	-	-	-	-	4,256	-	4,256
Debt convertible at below market	-	-	-	340,000	-	-	-	340,000
Compensation expense on vested options	-	-	-	19,541	-	-	-	19,541
Unearned Series D Preferred stock	-	-	-	(291,771)	-	297,491	-	-
Settlement of debt for common stock	-	100,000	100	4,900	-	-	-	5,000
Exercise of stock options	-	480,000	480	13,920	-	-	-	14,400
Net loss	-	-	-	-	-	-	(1,181,777)	(1,181,777)

BALANCE, June 30, 2006	$-	26,198,177	$26,199	$11,355,802	$-	$-	$(12,681,290)	$(1,267,951)

Issuance of Series G Preferred stock	-	-	-	3,589,959	-	-	-	3,590,000
Preferred Subscriptions Receivable	(500,000)	-	-	-	-	-	-	(500,000)
Compensation expense on vested options	-	-	-	15,632	-	-	-	15,632
Net loss	-	-	-	-	-	-	(2,128,891)	(2,128,891)

BALANCE, June 30, 2007	$(500,000)	26,198,177	$26,199	$14,961,393	$-	$-	$(14,810,181)	$(291,210)

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2007	2006	2007
Cash Flows From (To) Operating Activities
Net loss	$(2,128,891)	$(1,181,777)	$(14,810,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–	202,278
(Gain) on disposition of discontinued operations	–	–	(108,652)
(Gain) on debt and trade payables forgiven	–	(86,117)	(496,777)
Acquired research and development expense	–	–	2,536,494
Impairment of intangibles	–	–	451,492
Impairment of assets	186,981	–	186,981
Depreciation and amortization of property and equipment	22,657	14,027	328,556
Amortization of deferred merger costs	–	–	75,000
Stock and stock option compensation expense	15,632	23,797	256,307
Interest expense related to debt discount	–	340,000	1,893,573
Loss on sale of property and equipment	1,570	–	7,015
(Increase) decrease in:
Trade accounts receivable	–	3,474	-
Inventory	(132,000)	–	(125,952)
Vendor deposits	–	66,062	-
Other current assets	(23,650)	(6,280)	(91,854)
Increase (decrease) in:
Accounts payable	201,427	67,500	255,582
Accrued interest payable to stockholders	152,750	76,228	1,886,596
Customer deposits	–	(24,196)	-
Other accrued liabilities	1,024	(13,633)	(148,740)
Net cash used in operating activities	(1,702,500)	(720,915)	(7,702,282)
Cash Flows from (To) Investing Activities:
Purchases of property and equipment	(76,819)	(40,753)	(251,200)
Proceeds from sale of property and equipment	–	–	17,030
Advances to affiliates	–	–	(932,925)
Purchase of note receivable and security interest	–	–	(225,000)
Cash received in acquisition	–	–	303,812
Net cash used in investing activities	(76,819)	(40,753)	(1,088,283)
Cash Flows from (To) Financing Activities:
Proceeds from stock sales	2,590,000	–	3,293,127
Proceeds from exercise of options	–	14,400	14,400
Proceeds from notes payable to stockholders	300,000	840,000	6,429,754
Proceeds from line-of-credit	–	–	299,505
Principal payments on leased equipment	(3,330)	(4,086)	(8,622)
Net cash provided by financing activities	2,886,670	850,314	10,028,164
Increase in Cash and Cash Equivalents	1,107,351	88,646	1,237,599
Cash and Cash Equivalents, Beginning of period	130,248	41,602	–
Cash and Cash Equivalents, End of period	$1,237,599	$130,248	$1,237,599

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2007	2006	2007

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$–	$–	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$-	$-	$2,199,026
Conversion of notes payable stockholders to common stock	$-	$-	$550,000
Conversion of interest payable on notes to notes payable	$–	$–	$12,354
Retirement of shares in settlement	$–	$–	$1,402
Extinguishment of debt and trade payables	$–	$86,117	$496,777
Acquired membership interest in Regent Theaters, LLC and
Regent Releasing, LLC	$–	$–	$50,000
Conversion of Preferred Series C stock to common stock	$–	$–	$1,844
Subscriptions for Preferred Series D stock	$–	$–	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$–	$–	$(325,000)
Conversion of demand notes and accrued interest to Preferred Series E stock	$–	$–	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$–	$–	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$–	$–	$75,000
Equipment acquired under capital lease	$–	$7,900	$14,603
Issuance of shares of Common Stock for debt	$–	$5,000	$5,000
Issuance of shares of Preferred Series D stock for
deferred compensation	$–	$69,500	$304,500
Cancellation of unearned Preferred Series D stock	$–	$(297,491)	$(297,491)
Subscriptions for Preferred G stock	$1,000,000	$–	$1,000,000

See accompanying notes to these financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTES TO THE FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies:

Organization and Nature of Operations– Advance Display Technologies, Inc. (“ADTI” or the “Company”) is in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  The fiscal year end is June 30.  The Company was incorporated under the laws of the State of Colorado on October 7, 1983.  ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and since December 2004 ADTI has also engaged in the business of the technological development and manufacture of certain proprietary Light Emitting Diode (LED) display screen systems, (the “Screen Business”).

Going Concern and Plan of Operation– The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations.  Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts.  Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $332,929 as of June 30, 2007.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2007, the Company continued its product development along with sales and marketing efforts for its proprietary fiber optic and LED technologies, primarily focusing on the mesh LED large screen (“LED Screen”).  The Company raised substantial additional capital for operations, including the cost of building prototypes of its proprietary LED Screen, developing production capacity for the LED Screen and facilitating sales and marketing demonstrations.  The Generation-2 LED Screen prototypes were demonstrated to potential customers in the signage and advertising industries.  While the Company did make substantial design improvements with the Generation-2 LED Screen prototype, design and production deficiencies forced the Company to discontinue that design.  The Company hired a contract engineering firm including its affiliated electrical engineering development company (collectively the “Project Engineering Firm”) to redesign the LED Screen and develop the manufacturing process.  Management presently anticipates completion of these efforts in the near future and the receipt of sales orders for the LED Screen products by the end of fiscal 2008.  Management believes that the Company’s ability to continue as a going concern over the next year will be achieved through revenues from these sales together with continued financing from its core investors.  However, if the Company is unable to generate sufficient sales revenue or obtain additional funding through these investors, there is substantial doubt that the Company will be able to continue as a going concern.

Cash and Cash Equivalents– The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company has not experienced a loss in such accounts.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Accounts Receivable – Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 15 days of completion of installation of the system.  Payments on trade receivables are applied to the earliest unpaid invoices related to the specific job.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Vendor Deposits - Purchase terms generally require a deposit from the Company prior to processing its purchase order.  Vendor deposits are applied to a specific invoice and the expense and remaining payable are recorded upon shipment from the vendor.

Property and Equipment– Property and equipment are stated at cost.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets.  Depreciation expense for the years ended June 30, 2007 and June 30, 2006 was $22,657 and $14,027, respectively.  The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its LED mesh display screens.

Income Taxes– Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates that will be in effect when these differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“ FASB”) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes ,” (“ FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended June 30, 2005 through 2007 for U.S. Federal Income Tax and for the tax years ending June 30, 2005 through 2007 for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and June 30, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or June 30, 2007.

Research and Development– Research and development for new products or product improvements are charged to expense as incurred.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Impairment of Long-Lived Assets– If facts and circumstances indicate that the carrying value of long-lived assets may be impaired, then an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  At June 30, 2007 the Company recorded an impairment of a manufacturing mold for parts used in the Company's Generation-2 LED Screen.  The impairment of $54,981 has been recorded to research and development expense in the accompanying Statement of Operations.

Use of Estimates– The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Fair Value of Financial Instruments– The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.

Customer Deposits– Sales terms generally require a deposit from customers prior to processing their purchase order.  Customer deposits are applied to a specific invoice and the revenue and remaining receivable are recorded upon shipment of the product to the customer.

Increase to authorized Common and Preferred stocks– On March 6, 2007, the Company held its annual shareholder meeting at which the shareholders voted to increase the authorized Common Stock to 175,000,000 shares and increase the authorized Preferred Stock to 130,000,000 shares.

Revenue Recognition– Consulting revenue is recorded when goods are shipped from the supplier to the customer for orders on which the Company provided consulting services.  Notice of defects or incomplete shipments are directed to the supplier for resolution.  Sales revenue will be recorded when goods are shipped by the Company or another supplier to the customer.

Stock-Based Compensation– The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-retrospective method on July 1, 2005.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-retrospective method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of July 1, 2005 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after July 1, 2005.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company accounted for the stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Primarily as a result of adopting SFAS No. 123R, the Company recognized $15,632 and $23,797 in share-based compensation expense for the years ended June 30, 2007 and 2006, respectively.  There were 1,680,000 new employee options granted during the year ended June 30, 2006.  Expense recognized of $15,632 and $19,541 relates to the vesting of options, and expense of $0 and $4,256 relates to Series D Preferred shares issued to an employee during the year for 2007 and 2006, respectively.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.001 per share.  The fair value of the stock options was estimated using the Black-Scholes option pricing model

Loss Per Share– Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for 2007 and 2006 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes and options in 2007 and 2006 was anti-dilutive.  Diluted EPS does not include the 25,780,322 Preferred Series D stock that are convertible into 25,780,322 common shares, the 40,705 Preferred Series G stock that are convertible into 40,705,000 common shares or 1,700,000 of options to purchase common shares because they would have been anti-dilutive.

Comprehensive Loss– Comprehensive loss represents all changes in shareholders’ equity exclusive of transactions with owners, such as capital investments.  Comprehensive loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for all periods presented in these financial statements.

Impact of Recently Issued Accounting Pronouncements– The Company has adopted all accounting pronouncements effective before June 30, 2007, which are applicable to the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  Management does not anticipate that the adoption of SFAS No. 155 will have any impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006.  Management does not anticipate that the adoption of SFAS No. 156 will have any impact on the Company’s financial position or results of operations.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No 157 is effective effective for fiscal years beginning after November 15, 2007.  Management has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.   EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement  No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements  No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006 though early adoption is permitted.  The Company has determined that this FSP will not have an impact on its June 30, 2007 financial statements.

2.         Property and Equipment:

Property and equipment consist of the following at June 30, 2007

Equipment	$57,331
Office furniture and equipment	44,007
Capitalized software	9,137
Leasehold improvements	6,420
116,895
Less accumulated depreciation and amortization	(70,535)

Property and equipment, net	$46,360

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

3.	Impairment of assets:

In September 2006, the Company purchased a manufacturing mold for parts used in its second generation LED Screen.  In November 2006, the Company ordered long lead time components for the manufacture of a second generation LED Screen for sale.  Due to deficiencies in the second generation LED Screen technologies, in February 2007, the Company retained the Project Engineering Firm to improve the design of the LED Screen.  It was subsequently determined that, due to the new design of the third generation LED Screen developed with the Project Engineering Firm, the manufacturing mold and the inventoried parts would not be used to produce the  redesigned third generation LED Screens.  Accordingly, at June 30, 2007, the Company recorded an impairment to its inventory balance of $132,000 and an impairment to the manufacturing mold of $54,981 that are included in the research and development caption in the accompanying Statement of Operations.

4.	Notes Payable - Related Parties:

During the fiscal year ended June 30, 2007, the Company issued 10% demand notes totaling $300,000 to a shareholder and director.  At June 30, 2007, the Company had total revolving, convertible, redeemable promissory notes outstanding of $740,000 and total 10% demand notes outstanding of $800,000.  The revolving, convertible, redeemable promissory notes are convertible into shares of the Company’s Series D Convertible Preferred Stock at $.0167 per share.  The Series D is convertible into the Company’s Common Stock at the same price per share. Interest expense for the fiscal year ended June 30, 2007 relating to these notes was $152,750.  Interest payable on these notes totaled $244,441 at June 30, 2007.

5.	Lease Obligations:

Office Lease - The Company leases office and warehouse facilities pursuant to an annual lease through May 31, 2007, and on a month to month basis thereafter.  Total rental expense was $22,179 and $21,474 for the years ended June 30, 2007 and 2006, respectively.

The Company’s current monthly rent payments are approximately $2,469, including operating expenses.

New Jersey Lease - In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey.  The lease is for a five-year term beginning December 2006 and calls for monthly base lease payments of $1,342, plus common area maintenance charges estimated at $667 per month.

Equipment Leases– The Company leases equipment under lease obligations, which have been classified as capital leases, expiring in 2011.  Accordingly, the present value of future minimum lease payments under such leases and corresponding liabilities have been recorded as equipment under capital lease obligations, net of amortization (computed over the estimated useful lives of the assets), and obligations under capital leases, respectively.  As of June 30, 2007, the Company has recorded equipment under capital leases valued at $7,900 and corresponding amortization of $2,370.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

The future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments included in other current liabilities as of June 30, 2007 are as follows:

Year ending June 30, 2008	2,293
Year ending June 30, 2009	2,293
Year ending June 30, 2010	2,293
Year ending June 30, 2011	1,171
Net minimum lease payments	8,050
Less amount representing interest	2,070
Present value of net minimum lease payments	5,980
Less current portion	1,339

Long-Term Capital Lease Obligations	$4,641

Interest expense on capital lease obligations for the years ended June 30, 2007 and 2006 was $1,304 and $1,841, respectively.

6.	Stockholders' Equity (Deficit):

Equity Incentive Plan– In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan.  The purposes of the Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants.  The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.

The 2007 Plan authorizes the Compensation Committee to grant to participants in the Plan (i) stock options (which may be non-qualified options, or, for employees, incentive stock options (“ISOs”)), (ii) stock appreciation rights (“SARS”) (which may be issued in tandem with stock options), (iii) restricted stock grants (either an outright grant of stock or a grant of stock subject to and conditioned upon employment or performance related goals), and stock units (which means a measurement component equal to the fair market value of one share of stock on the date for which a determination is made pursuant to the provisions of the 2007 Plan) (collectively “Awards”).  All of the Company’s employees and all of the Company’s directors are eligible for grants of awards under the terms of the 2007 Plan.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

The following options granted are non-qualified.

A summary of stock option activity is as follows:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,700,000	$.07	500,000	$.16

Granted	-	$–	1,680,000	$.03
Exercised	-	$–	(480,000)	$.03
Canceled	–	$–	–	$–

Outstanding, end of year	1,700,000	$.07	1,700,000	$.07

Exercisable, end of year	1,100,000	$.09	620,000	$.13

The weighted average remaining contractual life of compensatory options outstanding is 6.05 years at June 30, 2007.

The fair value of the 1,680,000 options granted during the fiscal year ended June 30, 2006 was estimated to be $54,715 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 4.46%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 151%; and a weighted average expected life of the option of 10 years.  During the fiscal years ended June 30, 2007 and 2006, 480,000 and 600,000 of the options vested resulting in compensation expense of $15,632 and $19,541 respectively.  As of June 30, 2007, 600,000 of the options granted are not vested with an estimated remaining value of $19,542 and a weighted average vesting life of .467 years.

At June 30, 2007, 500,000 of these options were exercisable at an exercise price of $.16 and will expire in 2008 if not previously exercised, and 600,000 were exercisable at an exercise price of $.03 and will expire in 2015 if not previously exercised.

At June 30, 2007 there were 22,820,000 shares available to be issued under the 2007 plan.

Preferred Stock– The Company has the authority to issue 130,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

Series D Preferred.  The Company had 25,780,322 shares of Series D Preferred stock outstanding at June 30, 2007.

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

The Series D Preferred has the most senior liquidation preference of all of the Company’s capital stock.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series D Preferred would be entitled to receive, after due payment or provision for payment for the debts and other liabilities of the Company, a liquidating distribution before any distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series D Preferred plus any accrued and unpaid dividends or (b) the amount that would be paid to the holders of Series D Preferred on an “as converted” basis.

The Series D Preferred does not earn any dividend; rather, like the Common Stock, the holders of Series D Preferred are entitled to dividends only if and when declared by the Board of Directors.

Finally, the holders of Series D Preferred have been granted demand registration rights for the underlying shares of Common Stock and the right to “piggy back” on registrations that the Company initiates, subject to customary limitations.  In addition, in order to protect potential tax benefits of the Company, the holders of Series D Preferred have agreed not to transfer their Series D Preferred (or Common Stock received upon conversion) without the Company’s permission.

Series E Preferred.  The Company had 1,008,985 shares Series E Preferred stock outstanding at June 30, 2007.  The Series E Preferred has no voting rights except for those required by law.

The Series E Preferred is entitled to a 5% dividend based on the $1,008,895 purchase price of the Series E Preferred.  This is a mandatory dividend, which may not be increased or decreased, and will be automatically cumulated on December 31st of each year even if not declared by the Company’s Board of Directors.  The Series E Preferred is not convertible into any other series or class of the Company’s capital stock.  Upon liquidation of the Company, the Series E Preferred is junior to the Series D Preferred (described above), but senior to all of the Company’s other capital stock.

The Company will have the option, but not the obligation, to redeem any or all of the shares of Series E Preferred at any time beginning three years from the date of issuance.  The redemption price will be the stated value per share plus accrued but unpaid dividends.

Series F Preferred.  The Company had 4,549,015 shares of Series F Preferred stock outstanding at June 30, 2007.  Like the Series E Preferred, the Series F Preferred has no voting rights except as required by law, has no conversion rights, and is redeemable by the Company at a stated value at any time beginning three years from the date of issuance.  Unlike the Series E Preferred, however, the Series F Preferred has no rights to dividends.  Furthermore, the Series F Preferred is junior to the Series D Preferred and Series E Preferred, but senior to the Company’s Common Stock, upon liquidation.

Series G Preferred.  During fiscal 2007, an affiliate of a director and shareholder of the Company purchased 10,714 and 8,400 shares of a newly designated Series G Preferred Stock at a price of $70.00 and $100.00 per share, respectively, for total proceeds of $750,000 and $840,000, respectively.  This same director and shareholder purchased 9,091 shares of the Series G Preferred Stock at a price of $110 per share for total proceeds of $1,000,000 and subscribed for an additional 12,500 shares of the Series G Preferred

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Stock at a price of $80 per share for total proceeds of $1,000,000.  The Company has received $500,000 of these subscriptions as of September 25, 2007.  At June 30, 2007, there were 40,705 shares of Series G Preferred stock outstanding.

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

Common Stock. - Pursuant to an employment agreement with an officer of the Company, as described above, the officer was granted options to purchase 1,680,000 shares of common stock effective October 20, 2005 at an exercise price of $.03 per share.  Of the options granted, 360,000 vested October 20, 2005, and 120,000 vest on the first day of each quarter thereafter beginning January 1, 2006 until fully vested.  The grant of these options resulted in a charge to compensation expense of $15,632 and $19,541 for the fiscal years ended June 30, 2007 and 2006, respectively.  On December 31, 2005 and January 1, 2006, the officer exercised 360,000 and 120,000 of these options for $10,800 and $3,600, respectively.

7.          Income Taxes:

A long-term deferred tax asset totaling approximately $5,420,000 is primarily the result of the Company’s net operating loss carryforward, which the Company has fully reserved through a valuation allowance as the result of a determination by management that it is more likely that a tax benefit will not be realized than it is that such a tax benefit will be realized.  If and to the extent that the Company does generate taxable income before the expiration of the remaining loss carryforwards, however, the Company would realize a tax benefit therefrom.  This valuation allowance increased by approximately $660,000 during 2007 primarily as a result of the increase in net operating loss carryforward due to the current year operating loss as decreased by the expiration of net operating losses.

The Company has had no taxable income under Federal or state laws.  Therefore, no provision for income taxes was included in net loss.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

The components of deferred income tax (benefit) are as follows:

2007
Deferred tax asset:
Net operating losses	$5,420,000
Valuation allowance	(5,420,000)
Total	$--

A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:

	2007	2006

Computed expected tax benefit	$786,000	$310,000
(Increase) decrease in tax benefit (expense) resulting from:
Expiration of NOL	(106,000)	(918,000)
(Increase) reduction in valuation allowance related to net operating loss carryforwards and change in temporary differences	(609,000)	594,000
Other	(71,000)	14,000

	$–	$–

As of June 30, 2007 the Company has accumulated net operating loss carryforwards of approximately $14,611,000.  However, utilization of these net operating loss carryforwards is significantly dependent on the Company’s ability to generate future taxable income which is uncertain.  Any future tax benefit may be further limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code, Section 382.  Due to these factors, the Company is not currently able to ascertain the amount of tax benefit that will be realized in future periods, if any.  These amounts expire periodically through 2027 if not utilized sooner.

8.       Subsequent Events:

On August 15, 2007, the Compensation Committee approved the grant of 6,750,000 options to officers, employees and consultants.  The options vest quarterly over 16 quarters beginning September 30, 2007, are exercisable at $0.11 per share and expire August 15, 2017.

The fair value of these options was estimated to be $668,443 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 4.71%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 159%; and a weighted average expected life of the option of 10 years.

On July 23, 2007, the Company formed a subsidiary called ADTI Media, Inc. (the “Subsidiary”), purchased 100 shares of the Subsidiary’s common stock for $100 and is the sole shareholder of the Subsidiary.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

9.	Preferred Stock Subscription Receivable:

On September 24, 2007 the Company collected $500,000 of the total subscription for Series G Preferred Stock dated June 28, 2007.