Form 10QSB
period 2007-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2007-11-14
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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
(Address of principal executive offices) (Zip Code)

(303) 267-0111
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X       NO ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES             NO     X__

As of November 13, 2007, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Balance Sheets -
	September 30, 2007 (unaudited) and June 30, 2007	1

	Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2007 and 2006 and for the
	period from March 15, 1995, inception, to September 30, 2007	2

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2007 and 2006 and for the
	period from March 15, 1995, inception, to September 30, 2007	3

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	11

	PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6.	Exhibits	12

	Signatures

Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$634,268	$1,237,599
Preferred stock subscriptions receivable	500,000	500,000
Other current assets	43,457	35,369
Total current assets	1,177,725	1,772,968

Property and Equipment, Net	64,951	46,360

Total Assets	$1,242,676	$1,819,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable
Trade	$646,079	$281,522
Related party	14,023	11,759
Revolving, convertible, redeemable promissory notes
to related parties	740,000	740,000
Demand notes to related parties	800,000	800,000
Accrued interest payable to related parties	283,797	244,441
Other accrued liabilities	15,300	28,175
Total current liabilities	2,499,199	2,105,897

Long-term capital lease obligations, less current maturities:	4,268	4,641
Total liabilities	2,503,467	2,110,538

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 25,780,322 shares issued and outstanding (liquidation preference of $429,672).	25,780	25,780
Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,202,369).	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015).	4,549	4,549
Preferred Series G stock, $.001 par value, 50,000 shares authorized, 40,705 shares issued and outstanding (liquidation preference of $3,590,000).	41	41
Preferred stock subscriptions receivable	---	(500,000)
Common stock, $.001 par value, 100,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	15,007,079	14,961,393
Deficit accumulated during the development stage	(16,325,448)	(14,810,181)
Total stockholders’ equity (deficit)	(1,260,791)	(291,210)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,242,676	$1,819,328
(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,				March 15, 1995 (Inception) Through September 30,
	2007		2006		2007

Consulting Revenue	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---	162,761
Other interest income		5,784		101	15,560
Settlement Income		---		---	463,179
Other		---		---	550
Total revenue and other income		5,784		101	733,064

Costs and Expenses:
Cost of consulting revenue		---		---	93,648
General and administrative		377,324		175,053	6,534,578
Research and development		1,104,371		58,338	6,321,476
Impairment of intangible assets		---		---	451,492
Interest expense – related party		39,356		35,967	3,892,477
Total costs and expenses		1,521,051		269,358	17,293,671

Loss Before Discontinued Operations and Extraordinary Gain		$(1,515,267)		$(269,257)	$(16,560,607)

Loss from Discontinued Operations		---		---	(202,278)
Gain on Disposal of Discontinued Operations		---		---	108,652

Loss Before Extraordinary Gain		$(1,515,267)		$(269,257)	$(16,654,233)

Extraordinary Gain Due to Forgiveness of Debt		---		---	328,785

NET LOSS		$(1,515,267)		$(269,257)	$(16,325,448)

Accrued Preferred Series E Dividend		(12,612)		(12,612)	(193,384)

Net Loss Applicable to Common Shareholders		$(1,527,879)		$(281,869)	$(16,518,832)

Net Loss Per Common Share(Basic and Dilutive):		$(.06)		$(.01)

Weighted Average Number of Common Shares Outstanding		26,198,177		26,198,177

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		March 15, 1995 (Inception) Through September 30,
	2007	2006	2007
Cash Flows from Operating Activities:

Net (Loss)	$(1,515,267)	$(269,257)	$(16,325,448)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Impairment of assets	---	---	186,981
Depreciation and amortization	7,056	5,189	335,612
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	45,686	3,908	301,993
Interest expense related to debt discount	---	---	1,893,573
Loss on sale of property and equipment	---	---	7,015
(Increase) decrease in:
Trade accounts receivable	---	---	---
Inventory	---	---	(125,952)
Vendor deposits	---	(71,424)	---
Other current assets	(8,088)	(11,311)	(99,942)
(Decrease) increase in:
Accounts payable	366,821	9,254	622,403
Accrued interest payable to shareholders	39,356	35,967	1,925,952
Other accrued liabilities	(12,935)	(4,394)	(161,675)
Net cash used in operating activities	(1,077,371)	(302,068)	(8,779,653)

Cash Flows from (to) Investing Activities:

Purchases of property and equipment	(25,647)	(47,294)	(276,847)
Proceeds from sale of property and equipment	---	---	17,030
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(25,647)	(47,294)	(1,113,930)

Cash Flows from (to) Financing Activities:

Proceeds from stock sales	500,000	---	3,793,127
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	---	300,000	6,429,754
Proceeds from line-of-credit	---	---	299,505
Principal payments on leased equipment	(313)	(1,181)	(8,935)
Net cash provided by financing activities	499,687	298,819	10,527,851

Increase (decrease) in cash	(603,331)	(50,543)	634,268
Cash and cash equivalents, Beginning of Period	1,237,599	130,248	---
Cash and cash equivalents, End of Period	$634,268	$79,705	$634,268

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Three Months Ended September 30,				March 15, 1995 (Inception) Through September 30,
	2007		2006		2007

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$	---	$	---	$(325,000)
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Equipment acquired under capital lease	$	---	$	---	$14,603
Issuance of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)
Subscriptions for Preferred Series G stock	$	---	$	---	$(500,000)

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2007 included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the three-month interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

Going Concern

The Company’s Financial Statements have been presented as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward research and development efforts.

The Company’s current sales and marketing plan calls for a concentrated sales effort in the latter part of fiscal 2008, on its newly developed proprietary light emitting diode (“LED”) display products (“Screens”).  If the Company is successful in generating new sales orders for its LED Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  In order to expand operations to meet potential demand for its Screens, the Company will require a substantial amount of additional capital from outside sources in addition to any revenues generated from sales over the next twelve months.  There is no assurance that the Company will be successful in generating enough revenue or raising sufficient capital to fund its anticipated expansion and operating losses.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.

Principles of Consolidation

On July 23, 2007, the Company formed a subsidiary called ADTI Media Inc. (the “Subsidiary”), purchased 100 shares of the Subsidiary’s common stock for $100 and is the sole shareholder of the Subsidiary.  The consolidated financial statements include the accounts of the Company and the Subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its year ended June 30, 2007 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Property & Equipment

The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its Mesh LED display screens.

Note 2. –Subscriptions Receivable

During the quarter ended September 30, 2007, the Company received $500,000 of a subscription receivable previously outstanding for the purchase of shares of the Company’s Series G Preferred Stock.  Subsequent to year end, the Company received the remaining $500,000 of the same subscription.

Note 3. – Stockholders’ Equity (Deficit)

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

Note 4. – Subsequent Events

Subsequent to the quarter ended September 30, 2007, the Company received the remaining $500,000 of the subscription receivable shown on the balance sheet.  Additionally, on November 13, 2007, the Company entered into a Subscription Agreement with a director and shareholder whereby he agreed to purchase an additional 13,475 shares of the Company’s Series G Preferred Stock at a price of $90 per share for a further capital commitment of $1,212,750. The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

  General

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward research and development efforts.

On July 23, 2007, the Company formed a subsidiary called ADTI Media Inc. (the “Subsidiary”), purchased 100 shares of the Subsidiary’s common stock for $100 and is the sole shareholder of the Subsidiary.  The Subsidiary was formed in connection with the Company’s plans to use the name ADTI Media as part of its marketing efforts for the planned rollout of its light emitting diode (“LED”) display products (“Screens”).  The Subsidiary does not hold any significant assets or conduct any separate operations as of the date of this report.

During the quarter ended September 30, 2007, the Company continued research and development of its LED Screen utilizing the services of a contract engineering firm and its affiliated electrical engineering development company (collectively the “Project Engineering Firm”).  During the quarter, the Company’s efforts have been primarily directed toward: (1) product and process development for the Company’s Generation-3 LED Screen; (2) conducting sales and marketing analysis and activities in anticipation of production and sales of the Company’s LED Screen; (3) exploring potential new business opportunities and production capacity creation relating to the Company’s proprietary display technologies; and (4) continuing other proprietary product development.

When active sales efforts begin for its LED Screens, the Company intends to utilize a consultative approach toward creating and specifying the best video display solutions for its customers.  The Company’s current sales and marketing plan calls for a concentrated sales effort in the latter part of fiscal 2008, on its newly developed proprietary LED Screen product.  Management believes that there is a substantial market opportunity for the Company to sell its proprietary LED Screen products in conjunction with support and service offerings for such products, as well as related non-proprietary products, to the out-of-home advertising and other visual display dependent markets.  The Company also believes that it may be able to complete the development of its proprietary fiber screen products (“Fiber Screens”) and put them into commercial production in the foreseeable future but the current plan is to limit its development, production and marketing efforts to the LED Screens

The Company may not be successful in generating enough revenue from sales of its proprietary LED Screens and Fiber Screens to sustain the Company’s operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of new sales orders for Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

During the quarter ended September 30, 2006, the Company’s efforts were focused primarily on improvements to its Generation-1 LED Screen, ordering a marketing demonstrator of the Company’s Generation-2 LED Screen and seeking additional sources of capital.

Effective October 12, 2007, the Company appointed Dwight (“Jody”) E. Thomas III as the Company’s Executive Vice President of Sales and Marketing and Chief Technology Officer.  Mr. Thomas has been providing business advice and related consulting services in the areas of video display technology, marketing and development to the Company since April 2007 as an independent consultant.  In his new position, Mr. Thomas will remain an independent contractor to the Company rather than an employee but he has agreed to devote substantially all of his time and effort to the Company and its business.

  Results of Operations

For the fiscal quarter ended September 30, 2007, the Company reported net loss of ($1,515,267), or ($.06) per share, compared to net loss of ($269,257), or ($.01) per share, for the fiscal quarter ended September 30, 2006.  The increase in net loss for the fiscal quarter ended September 30, 2007 from 2006 is primarily due to: (1) an increase in general and administrative expense of approximately $202,000 primarily resulting from higher personnel costs for the Company’s expanded management team and legal and other expenses relating to the protection of the Company’s proprietary products and processes, and (2) an increase in research and development costs of approximately $1,046,000 attributable to a substantial increase in the Company’s proprietary product development efforts.

The Company had no sales for either quarter.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $5,784 and $101 for the fiscal quarters ended September 30, 2007 and 2006, respectively.

The Company reported G&A expenses of $377,324 and $175,053 for the fiscal quarters ended September 30, 2007 and 2006, respectively.  Total salaries and related expenses increased approximately $42,000 in 2007 from 2006 primarily resulting from a change in personnel for the 2007 quarter from 2006.  Approximately $102,000 of these total costs were allocated to research and development costs associated with the Company’s proprietary LED Screen development program.  During the quarter ended September 30, 2007, the Company granted options to purchase 6,750,000 shares of the Company’s common stock to employees and key consultants resulting in an increase in option compensation expense of approximately $42,000.  G&A salaries and related expenses increased approximately $37,000 net of the allocation to research and development.

Travel expense in the quarter increased by approximately $9,000 versus the same quarter a year ago on account of the development and oversight of the Generation-3 LED Screen and increased marketing activities.  Professional fees increased by approximately $148,000, primarily due to (1)  an increase in business development and marketing activities, and (2) patent applications and other activities related to protection of the Company’s proprietary products and processes.  In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey resulting in new office expenses of approximately $4,000 for the quarter ended September 30, 2007 while there were no such expenses in the same quarter of 2006.  Other net expenses increased approximately $4,000 in the quarter ended September 30, 2007 from the same period in 2006.

During the first quarter of fiscal 2008, the Company continued research and development of its Generation-3 LED Screen product utilizing the services of the Project Engineering Firm.  The Company reported approximately $1,100,000 in total research and development expense for the quarter in connection with these efforts.  By comparison, for the first quarter of fiscal 2007, the Company ordered a Generation-2 LED screen prototype from a contract manufacturer and reported approximately $58,000 in research and development fees.  Due to design and production deficiencies with the prototype, the Company subsequently discontinued the Generation -2 design and commenced the far more substantial research and development efforts on the Generation-3 LED Screen product evidenced by the $1,042,000 increase from the year ago period.

Interest expense increased by approximately $3,000 for the quarter ended September 30, 2007 over 2006 due to a higher debt balance.

  Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At September 30, 2007 the Company reported negative net worth of $1,260,791 and negative working capital of $1,321,474, compared to negative net worth of $291,210 and negative working capital of $332,929 at June 30, 2007.  The Company continues to require additional capital for administrative expenses, product development and business development efforts.  Management believes the current core investors will continue to fund the Company’s operations on an as needed basis through the fourth quarter of this fiscal year.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

If the Company is able to achieve these goals, the Company’s capital requirements will then depend on numerous factors.  The Company’s management believes that cash flow from operations, assuming that equity or other long-term capital is obtained, together with any funds that may become available under short-term debt financing arrangements should be adequate to meet the Company’s obligations and commitments, and should enable the Company to continue to conduct its operations in accordance with its current business plan.  If the Company’s future anticipated financial resources prove to be inadequate, however, it may be required to reduce the scope of its operations or even liquidate entirely.

Cash flows from financing activities for the fiscal quarter ended September 30, 2007 consisted of the receipt of $500,000 on a subscription receivable outstanding for the purchase of shares of the Company’s Series G Preferred Stock, partially offset by nominal principal lease payment.  These cash flows were primarily used for operating expenses, business development, continuing the development and redesign of the LED Screen and manufacturing process, and purchasing equipment.  Subsequent to the end of the fiscal quarter, the Company received the remaining subscription receivable of $500,000.

Cash flows from financing activities for the fiscal quarter ended September 30, 2006 consisted of the issuance of 10% demand notes to a director and shareholder totaling $300,000.  These cash flows were used primarily for operating expenses, marketing activities and building the Generation-2 LED demonstration model.

At September 30, 2007, the Company reported current assets of $1,177,725 and a working capital deficit.  Current liabilities exceeded current assets by $1,321,474.  At September 30, 2007, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,823,797, and (2) trade payables and accrued expenses totaling $675,402, which were incurred primarily for business development, operating costs and product and process development of the Generation-3 LED screen product.

Subsequent to the quarter ended September 30, 2007, the Company received the remaining $500,000 of the subscription receivable shown on the balance sheet.  Additionally, on November 13, 2007, the Company entered into a Subscription Agreement with Mr. Lawrence F. DeGeorge whereby Mr. DeGeorge agreed to purchase an additional 13,475 shares of the Company’s Series G Preferred Stock at a price of $90 per share for a further capital commitment of $1,212,750. The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted.

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

Internal Controls

There were no significant changes made in the Company’s internal controls during the quarter ended September 30, 2007, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2007, the Company entered into a Subscription Agreement with Mr. Lawrence F. DeGeorge whereby Mr. DeGeorge agreed to purchase an additional 13,475 shares of the Company’s Series G Preferred Stock at a price of $90 per share for a further capital commitment of $1,212,750.  The proceeds from the sale of the Series G Preferred Stock will be used for continued research and development of the Company’s Generation-3 LED Screen and for other ongoing operating expenses.

The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted.

The Series G Preferred Stock has not been registered under the Securities Act of 1933, and the Agreement does not require the Company to file a registration statement for the shares of Series G Preferred Stock sold.  The shares of Series G Preferred Stock were offered and sold to Mr. DeGeorge in a private placement transaction made in reliance upon exemptions from registration, including but not limited  to Section 4(2), under the Securities Act of 1933.  Mr. DeGeorge is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6.  EXHIBITS

Exhibit No.	Description

4.1	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated November 13, 2007.

31	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: November 14, 2007	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer