Form 10QSB
period 2007-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2008-02-14
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

            [     ]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the Quarter Ended December 31, 2007

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

As of February 13, 2008, the Company had 26,198,177 shares of Common Stock, $.001 par value per share outstanding

-i-

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Balance Sheets -
	December 31, 2007 (unaudited) and June 30, 2007	1

	Consolidated Statements of Operations (unaudited)
	Three and six months ended December 31, 2007 and 2006 and for the
	period from March 15, 1995, inception, to December 31, 2007	2

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended December 31, 2007 and 2006 and for the
	period from March 15, 1995, inception, to December 31, 2007	3

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7
	Going Concern	7
	Overview	7
	Results of Operations	8
	Liquidity and Resources	9
	Forward Looking Statements	10

Item 3.	Controls and Procedures	11

	PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6.	Exhibits	12

	Signatures

-i-

PART 1.  FINANCIAL INFORMATION
Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$452,869	$1,237,599
Preferred stock subscriptions receivable	--	500,000
Inventory	20,685	--
Other current assets	51,160	35,369
Total current assets	524,714	1,772,968

Property and Equipment, Net	71,865	46,360

Total Assets	$596,579	$1,819,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable
Trade	$383,914	$281,522
Related party	13,835	11,759
Revolving, convertible, redeemable promissory notes payable to related parties	740,000	740,000
Demand notes payable to related parties	800,000	800,000
Accrued interest payable to related parties	323,152	244,441
Other accrued liabilities	31,603	28,175
Total current liabilities	2,292,504	2,105,897

Long-Term Capital Lease Obligations, Less Current Maturities:	3,878	4,641
Total liabilities	2,296,382	2,110,538

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 25,780,322 issued and outstanding, (liquidation preference of $429,672).	25,780	25,780
Preferred Series E stock, $.001 par value, cumulative 5% dividend,1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,214,981)	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015)	4,549	4,549
Preferred Series G stock, $.001 par value, 54,180 shares authorized, 54,180 and 40,705 shares issued and outstanding, respectively (liquidation preference of $4,802,750)	54	41
Preferred stock subscriptions receivable	--	(500,000)
Common stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	16,267,502	14,961,393
Deficit accumulated during the development stage	(18,024,896)	(14,810,181)
Total Stockholders’ Equity (Deficit)	(1,699,803)	(291,210)

Total Liabilities and Stockholders’ Equity (Deficit)	$596,579	$1,819,328

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31,				Six Months Ended December 31,				Cumulative From Inception (March 15, 1995) Through December 31,
	2007		2006		2007		2006		2007

Consulting Revenue	$	---	$	---	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---		---		---	162,761
Other interest income		3,583		57		9,368		158	19,143
Settlement income		---		---		---		---	463,179
Other		---		---		---		---	550
Total revenue and other income		3,583		57		9,368		158	736,647

Costs and Expenses:
Cost of consulting revenue		---		---		---		---	93,648
General and administrative		461,491		215,803		838,817		390,856	6,996,069
Research and development		1,202,184		210,521		2,306,555		268,859	7,523,660
Impairment of intangible asset		---		---		---		---	451,492
Interest expense – related parties		39,356		38,522		78,711		74,489	3,931,833

Total costs and expenses		1,703,031		464,846		3,224,083		734,204	18,996,702

Loss Before Discontinued Operations and Extraordinary Gain		$(1,699,448)		$(464,789)		$(3,214,715)		$(734,046)	$(18,260,055)

Loss from discontinued operations		---		---		---		---	(202,278)
Gain on disposal of discontinued operations		---		---		---		---	108,652

Loss Before Extraordinary Gain		$(1,699,448)		$(464,789)		$(3,214,715)		$(734,046)	$(18,353,681)

Extraordinary Gain Due to
Extinguishment of Debt		---		---		---		---	328,785

Net Loss		$(1,699,448)		$(464,789)		$(3,214,715)		$(734,046)	$(18,024,896)

accrued perferred series e dividend		(12,612)		(12,612)		(25,224)		(25,224)	(205,996)

Net loss applicable to common shareholders		$(1,712,060)		$(477,401)		$(3,239,939)		$(759,270)	$(18,230,892)

net loss per common share (basic and dilutive):		$(.06)		$(.02)		$(.12)		$(.03)

weighted average number of common
shares outstanding		26,198,177		26,198,177		26,198,177		26,198,177

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,		Cumulative From Inception (March 15, 1995) Through December 31,
	2007	2006	2007
cash flows from (to) operating activities:
Net (Loss)	$(3,214,715)	$(734,046)	$(18,024,896)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
(Gain) on disposition of discontinued operations	---	---	(108,652)
(Gain) on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Impairment of assets	---	---	186,981
Depreciation and amortization	15,058	11,119	343,614
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	93,372	7,816	349,679
Interest expense related to debt discount	---	---	1,893,573
Loss on disposal of property and equipment	---	---	7,015
(Increase) decrease in:
Inventory	(20,685)	(86,500)	(146,637)
Vendor deposits	---	(29,575)	---
Other current assets	(15,791)	(32,892)	(107,645)
(Decrease) increase in:
Accounts payable	104,468	81,328	360,050
Interest payable to shareholders	78,711	74,489	1,965,307
Other accrued liabilities	3,305	3,675	(145,435)
Net cash used in operating activities	(2,956,277)	(704,586)	(10,658,559)

cash flows from (to) investing activities:
Purchases of property and equipment	(40,563)	(68,135)	(291,763)
Proceeds from sale of property and equipment	---	---	17,030
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(40,563)	(68,135)	(1,128,846)

cash flows from (to) financing activities:
Proceeds from stock sales	2,212,750	425,000	5,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	---	300,000	6,429,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(640)	(2,415)	(9,262)
Net cash provided by financing activities	2,212,110	722,585	12,240,274

Increase (decrease) in cash	(784,730)	(50,136)	452,869
Cash & cash equivalent at beginning of period	1,237,599	130,248	---
Cash & cash equivalent at end of period	$452,869	$80,112	$452,869

(See accompanying notes to consolidated,  unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,				Cumulative From Inception (March 15, 1995) Through December 31,
	2007		2006		2007

supplemental disclosure of cash flow information
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable to stockholders to Common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters, LLC and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D Stock	$	---	$	---	$(325,000)
Subscriptions for Preferred Series G Stock	$	---		$325,000	$ ---
Conversion of demand notes and accrued Interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued Interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Equipment acquired under capital lease	$	---	$	---	$14,603
Issuance of shares of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to consolidated, unaudited financial statements)

 ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended June 30, 2007 included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the six-month interim period ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

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

The Company currently plans for a concentrated sales effort in the latter part of fiscal 2008 for its proprietary light emitting diode ("LED") display products ("Screens").  If the Company is successful in generating new sales orders for its LED Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  In order to expand operations to meet potential demand for its Screens, the Company will require a substantial amount of additional capital from outside sources in addition to any revenues generated from sales over the next twelve months.  There is no assurance that the Company will be successful in generating enough revenue or raising sufficient capital to fund its anticipated expansion and operating losses.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.

Principles of Consolidation

On July 23, 2007, the Company formed a subsidiary called ADTI Media Inc. (the “Subsidiary”), purchased 100 shares of the Subsidiary’s common stock for $100 and is the sole shareholder of the Subsidiary.  The consolidated financial statements include the accounts of the Company and the Subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited consolidated financial statements for the Company for its year ended June 30, 2007 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.

Accounting Standards Not Yet Adopted

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts should be expensed as the related goods are delivered or the related services are performed.  The statement is effective for fiscal years beginning after December 15, 2007.  Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventory

Inventory consists principally of parts that may be used in prototypes or production units for sale and are stated at the lower of cost or market utilizing the first-in, first-out method.  Parts used in prototypes will be expensed as used.

Property & Equipment

The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its Mesh LED display screens.

Note 2. –Stockholders’ Equity

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

On December 21, 2007, the Compensation Committee of the Board of Directors granted 750,000 stock options to new employees.  All of the options are exercisable at $0.14 per share and will expire on December 20, 2017.   550,000 of the options will vest at the end of each fiscal quarter over 16 quarters, with 250,000 beginning to vest on December 31, 2007, and 300,000 beginning to vest on March 31, 2008.  The vesting of the remaining 200,000 options depends on the employee’s successful achievement of specific performance metrics over 8 quarters beginning with the quarter ending September 30, 2008.

The fair value of these options was estimated to be $95,982 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.12%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 149%; and a weighted average expected life of the option of 10 years.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Going Concern

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

 Overview

During the six months ended December 31, 2007, the Company’s business activities continued to be focused on research and development efforts for its LED Screen products, utilizing the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Project Engineering Firm”).  In addition, the Company has: (1) begun preparations for the production of the LED Screens; (2) conducted sales and marketing analysis and activities in anticipation of such production; (3) considered other potential business opportunities; and (4) continued other proprietary product development.

The Company currently plans a concentrated sales effort for its LED Screens in the latter part of fiscal 2008.  The Company believes that there is a substantial market opportunity for the Company to sell its proprietary LED Screen products in conjunction with support and service offerings for such products, as well as related non-proprietary products, to the out-of-home advertising and other visual display dependent markets.  While the Company may seek to complete the development of its proprietary fiber screen products (“Fiber Screens”) in the future, its current plan is to limit its development, production and marketing efforts to the LED Screens

The Company may not be successful in generating enough revenue from sales of its proprietary LED Screens or Fiber Screens to sustain its operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of new sales orders for Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

Results of Operations

For the fiscal quarter and six months ended December 31, 2007, the Company reported net losses of ($1,699,448) and ($3,214,715), or ($0.06) and $(0.12) per share, respectively, compared to net losses of ($464,789) and ($734,046), or ($.02) and ($.03) loss per share for the same fiscal periods ended December 31, 2006.  The increase in net loss for the fiscal quarter and six months ended December 31, 2007 from 2006 is primarily due to the increased business activity of the Company in 2007.  In particular, the Company is reporting: (1) an increase in general and administrative expense of approximately $246,000 and $448,000 for the quarter and six months respectively, primarily resulting from higher personnel costs for the Company’s expanded management team and legal and other expenses relating to the protection of the Company’s proprietary products and processes, and (2) an increase in research and development costs of approximately $992,000 and $2,038,000 for the quarter and six months respectively, attributable to a substantial increase in the Company’s proprietary product development efforts.

The Company had no sales for the quarter or six-month periods for either year.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $3,583 and $9,368 for the quarter and six months ended December 31, 2007, respectively, compared to $57 and $158 for the same periods in 2006.

The Company reported general and administrative expenses of $461,491 and $838,817 for the quarter and six months ended December 31, 2007, respectively, compared to $215,803 and $390,856 for the same periods in 2006. Total salaries and related expenses increased approximately $59,000 and $113,000 for the quarter and six months ended December 31, 2007 from the same periods in 2006 to approximately $224,000 and $424,000, respectively, primarily resulting from a change and increase in personnel for the 2007 periods from 2006.  Approximately $106,000 and $208,000 of these total costs were allocated to research and development costs for the quarter and six months ended December 31, 2007 associated with the Company’s proprietary LED Screen development program.  During the six months ended December 31, 2007, the Company granted options to purchase 7,500,000 shares of the Company’s common stock to employees and consultants, resulting in an increase in option compensation expense of approximately $44,000 and $86,000 for the three and six-month periods in 2007 over 2006, respectively.  General and administrative salaries and related expenses increased approximately $47,000 and $84,000 for the three and six-month periods in 2007 over 2006, respectively, net of the allocation to research and development.

General and administrative travel expense in the three and six-month periods decreased by approximately $11,000 and $2,000, respectively, versus the same periods a year ago on account of more of the Company’s travel expenses relating to direct research and development activities for its newly developed Generation-3 LED Screen.  Professional fees increased by approximately $198,000 and $346,000 for the quarter and six months ended December 31, 2007 over the same periods in 2006, primarily due to (1) an increase in business development and marketing activities, and (2) patent applications and other activities related to protection of the Company’s proprietary products and processes. In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey, resulting in higher office expenses of approximately $8,000 and $12,000 for the quarter and six months ended December 31, 2007 over 2006.  Other net expenses increased approximately $3,000 and $6,000 for the quarter and six months ended December 31, 2007 from the same periods in 2006.

During the first six months of fiscal 2008, the Company continued research and development of its Generation-3 LED Screen product utilizing the services of the Project Engineering Firm.  The Company reported approximately $1,202,000 and $2,307,000 in total research and development expense for the three and six-month periods in connection with these efforts.  By comparison, for the first six months of fiscal 2007, the Company ordered a Generation-2 LED screen prototype from a contract manufacturer and reported approximately $211,000 and $269,000 in research and development fees for the three and six-month periods.  Design and production deficiencies with the Generation-2 prototype led the Company to abandon  the Generation -2 design and commence its own independent research and development efforts for the Generation-3 LED Screen, resulting in the $2,038,000 increase in research and development expense for the six months period from the prior year period.

Interest expense increased by approximately $1,000 and $4,000 for the quarter and six months ended December 31, 2007 over 2006 due to a slightly higher debt balance.

 Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At December 31, 2007 the Company reported negative net worth of $1,699,803 and negative working capital of $1,767,790, compared to negative net worth of $291,210 and negative working capital of $332,929 at June 30, 2007.  The Company continues to require additional capital for administrative expenses, product development and business development efforts.  Management believes the current core investors will continue to fund the Company’s operations on an as needed basis through the fourth quarter of this fiscal year.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

If the Company is able to achieve these goals, the Company’s capital requirements will then depend on numerous factors.  The Company’s management believes that,  if substantial equity or other long-term capital is first obtained, cash flow from operations and from short-term debt financing arrangements, should be adequate to  enable the Company to conduct its operations in accordance with its current business plan.  If the Company’s future capital resources prove to be inadequate, however, the Company may be required to reduce the scope of its operations or even liquidate entirely.

Cash flows from financing activities for the six months ended December 31, 2007 consisted of the receipt of $1,000,000 on a subscription receivable outstanding for the purchase of shares of the Company’s Series G Preferred Stock and the sale of an additional 13,475 shares of the Company’s Series G Preferred Stock at a price of $90 per share, partially offset by nominal principal lease payment.  The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted.  These cash flows were primarily used for operating expenses, business development, research and development expenses for the Generation 3 LED Screen, manufacturing process development, and equipment purchases.

Cash flows from financing activities for the six months ended December 31, 2006 consisted of the issuance of 10% demand notes totaling $300,000 to a director and shareholder.  In addition, an affiliate of this same director and shareholder subscribed for 10,714 shares of Series G Preferred Stock at $70.00 per share for cash totaling $425,000 and a subscription receivable of $325,000. These cash flows were partially offset by principal payments on leased equipment of $2,415.  The net cash flows were used primarily for operating expenses, marketing activities, building and demonstrating the Generation 2 LED demonstration display unit, purchasing equipment and purchasing materials inventory

At December 31, 2007, the Company reported current assets of $524,714 and a working capital deficit.  Current liabilities exceeded current assets by $1,767,790.  At December 31, 2007, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,863,152, and (2) trade payables and accrued expenses totaling $429,352, which were incurred primarily for business development, operating costs and product and process development of the Generation-3 LED screen product.

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

Statements in this report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with the Company’s Form 10-KSB for the fiscal year ended June 30, 2007 or other subsequent reports filed with the Securities and Exchange Commission.

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

Internal Controls

There were no significant changes made in the Company’s internal controls during the quarter ended December 31, 2007, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description

4.1	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated November 13, 2007 (incorporated by reference to the Company’s Form10-QSB for the quarter ended September 30, 2007)

31	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: February 14, 2008	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer