Form 10QSB
period 2008-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2008-05-15
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

YES	X	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of May 10, 2008, the Company had 26,198,177 shares of its $.001 par value Common Stock outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

	PART I. FINANCIAL INFORMATION	Page

Item 1.	Balance Sheets
	March 31, 2008 (unaudited) and June 30, 2007	1

	Statements of Operations (unaudited)
	Three and nine months ended March 31, 2008 and 2007 and for the	2
	period from March 15, 1995, inception, to March 31, 2008

	Statements of Cash Flows (unaudited)
	Nine months ended March 31, 2008 and 2007 and for the period
	from March 15, 1995, inception, to March 31, 2008	3-4

	Notes to Financial Statements (unaudited)	5-7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8-12
	Results of Operations	9-11
	Liquidity and Capital Resources	11-12
	Forward Looking Statements	12

Item 3.	Controls and Procedures	12-13

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

i

PART I.  FINANCIAL INFORMATION

Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,086,117	$1,237,599
Preferred stock subscriptions receivable	--	500,000
Inventory	3,937	--
Vendor deposits	167,206	--
Other current assets	68,932	18,211
Total current assets	2,326,192	1,755,810

Property and Equipment, Net	141,243	46,360
Deferred Manufacturing Costs	287,767	----
Deposits	32,411	17,158

Total Assets	$2,787,613	$1,819,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable
Trade	$393,206	$281,522
Related party	33,158	11,759
Revolving, convertible, redeemable promissory notes payable to related parties	740,000	740,000
Demand notes payable to related parties	800,000	800,000
Accrued interest payable to related parties	362,080	244,441
Other accrued liabilities	13,783	28,175
Total current liabilities	2,342,227	2,105,897

Long-Term Capital Lease Obligations, Less Current Maturities:	3,471	4,641
Total liabilities	2,345,698	2,110,538

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 25,780,322 issued and outstanding, (liquidation preference of $429,672).	25,780	25,780
Preferred Series E stock, $.001 par value, cumulative 5% dividend, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,227,593)	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015)	4,549	4,549
Preferred Series G stock, $.001 par value, 100,000 shares authorized, 90,544 and 40,705 shares issued and outstanding, respectively (liquidation preference of $8,802,750)	91	41
Preferred stock subscriptions receivable	(1,000,000)	(500,000)
Common stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	20,317,551	14,961,393
Deficit accumulated during the development stage	(18,933,264)	(14,810,181)
Total Stockholders’ Equity (Deficit)	441,915	(291,210)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,787,613	$1,819,328

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,				Nine Months Ended March 31,				Cumulative From Inception (March 15, 1995) Through March 31,
	2008		2007		2008		2007		2008

Consulting Revenue	$	---	$	---	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---		---		---	162,761
Other interest income		4,240		133		13,608		291	23,383
Settlement income		---		---		---		---	463,179
Other		---		---		---		---	550
Total revenue and other income		4,240		133		13,608		291	740,887

Costs and Expenses:
Cost of consulting revenue		---		---		---		---	93,648
Manufacturing operations		121,711		---		121,711		---	237,870
General and administrative		288,322		230,238		1,042,787		528,238	6,577,539
Sales and marketing		89,908		45,138		174,260		137,994	796,760
Research and development		373,739		173,140		2,680,294		441,999	7,781,240
Impairment of intangible asset		---		---		---		---	451,492
Interest expense – related parties		38,928		37,722		117,639		112,211	3,970,761

Total costs and expenses		912,608		486,238		4,136,691		1,220,442	19,909,310

Loss Before Discontinued Operations and Extraordinary Gain		$(908,368)		$(486,105)		$(4,123,083)		$(1,220,151)	$(19,168,423)

Loss from discontinued operations		---		---		---		---	(202,278)
Gain on disposal of discontinued operations		---		---		---		---	108,652

Loss Before Extraordinary Gain		$(908,368)		$(486,105)		$(4,123,083)		$(1,220,151)	$(19,262,049)

Extraordinary Gain Due to
Extinguishment of Debt		---		---		---		---	328,785

Net Loss		$(908,368		$(486,105)		$(4,123,083)		$(1,220,151)	$(18,933,264)

Accrued preferred series e dividend		(12,612)		(12,612)		(37,836)		(37,836)	(218,608)

Net loss applicable to common shareholders		$(920,980)		$(498,717)		$(4,160,919)		$(1,257,987)	$(19,151,872)

Net loss per common share (basic and dilutive):		$(.03)		$(.02)		$(.16)		$(.05)

Weighted average number of common
shares outstanding		26,198,177		26,198,177		26,198,177		26,198,177

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		Cumulative From Inception (March 15, 1995) Through March 31,
	2008	2007	2008
cash flows from (to) operating activities:
Net (Loss)	$(4,123,083)	$(1,220,151)	$(18,933,264)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Impairment of assets	---	---	186,981
Depreciation and amortization	24,540	16,927	353,096
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	143,458	11,724	399,765
Interest expense related to debt discount	---	---	1,893,573
Loss on disposal of property and equipment	---	1,570	7,015
(Increase) decrease in:
Inventory	(3,937)	(132,000)	(129,889)
Vendor deposits	(167,206)	---	(167,206)
Other current assets	(65,974)	(40,270)	(157,828)
(Decrease) increase in:
Accounts payable	133,083	169,700	388,665
Interest payable to shareholders	117,639	112,211	2,004,235
Other accrued liabilities	(14,580)	(3,937)	(163,320)
Net cash used in operating activities	(3,956,060)	(1,084,226)	(11,658,342)

cash flows from (to) investing activities:
Purchases of property and equipment	(119,423)	(72,414)	(370,623)
Proceeds from sale of property and equipment	---	---	17,030
Deferred manufacturing costs	(287,767)	---	(287,767)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(407,190)	(72,414)	(1,495,473)

cash flows from (to) financing activities:
Proceeds from stock sales	5,212,750	750,000	8,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	---	300,000	6,429,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(982)	(3,031)	(9,604)
Net cash provided by financing activities	5,211,768	1,046,969	15,239,932

Increase (decrease) in cash	848,518	(109,671)	2,086,117
Cash & cash equivalent at beginning of period	1,237,599	130,248	---
Cash & cash equivalent at end of period	$2,086,117	$20,577	$2,086,117

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,				Cumulative From Inception (March 15, 1995) Through March 31,
	2008		2007		2008

supplemental disclosure of cash flow information
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable to stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters, LLC and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C Stock to to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D Stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D Stock	$	---	$	---	$(325,000)
Subscriptions for Preferred Series G Stock		$1,000,000	$	---	$1,000,000
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Equipment acquired under capital lease	$	---	$	---	$14,603
Issuance of shares of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended June 30, 2007 included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the nine-month interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.  Certain prior year amounts have been reclassified to conform to current year presentation.

Going Concern

The Company’s Financial Statements have been presented as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding, which is not certain.  Since inception, the Company has devoted most of its efforts toward research and development activities.

During the nine months ended March 31, 2008, the Company began sales efforts for its proprietary light emitting diode (“LED”) display products (“LED Screens”).  During the same period, the Company commenced the development of manufacturing capacity to fill those orders.

In February 2008, the Company raised $3,000,000 from the sale of shares of its Series G Preferred Stock and obtained the right to obtain an additional $1,000,000 on the same terms as a subscription receivable (See Note 3.  Stockholders’ Equity below).  These funds will be used for initiating manufacturing operations, increased sales and marketing efforts for the LED Screens, continuing research and development of the LED Screens,  and for ongoing operating expenses.  If significant sales orders for LED Screens are received, the Company may require additional capital investment to expand its operations to fulfill the orders.  Notwithstanding the $1,000,000 subscription receivable and the anticipated revenue from operations, there is no assurance that the Company will generate enough revenue or raise sufficient capital to fund any such expansion and its operating losses, if any.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.

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

Inventory

Inventory consists of parts and materials stated at the lower of cost or market utilizing the standard cost method.  Parts that may be used in research and development activities will be expensed as used.

Property & Equipment

The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts and assembly for its LED Screens.

Deferred Manufacturing Costs

During the quarter ended March 31, 2008, the Company initiated manufacturing activities for its LED Screens.  Costs associated with production engineering, tooling and equipment design have been capitalized as deferred manufacturing costs and will be first applied to the related tangible assets as they are completed and any remainder will be amortized over the estimated life of this generation of the LED Screens, currently estimated to be five years, once manufacturing of the product commences.

Note 2. –Commitments and Contingencies

On March 27, 2008, the Company entered into a lease for approximately 19,360 square feet of industrial space in Temecula, California, for a five (5) year rental term beginning April 1, 2008 and ending March 31, 2013.  The facility is to be used for the manufacture of the LED Screens.  The Lease calls for a monthly payment of $13,552.00 for the first year of the lease and a security deposit of $15,252.90, with increased rental amounts in each year of the five year term, commencing with $13,552.00 per month for the year ending March 31, 2009 and ending with $15,252.90 per month for the year ending March 31, 2013.  In addition, the Company will pay a percentage of the annual rent to the Lessor’s broker partners of between 4% and 6% per year, and the Company has provided a separate guaranty of the Lease (the “Guaranty”).

The future minimum lease payments under this lease are as follows:

Year ending June 30, 2008	40,656
Year ending June 30, 2009	163,844
Year ending June 30, 2010	168,759
Year ending June 30, 2011	173,822
Year ending June 30, 2012	179,036
Year ending June 30, 2013	137,276
Total minimum lease payments	$863,393

Note 3. –Stockholders’ Equity

On November 13, 2007, the Company entered into a Subscription Agreement with Mr. Lawrence F. DeGeorge, a director of the Company, whereby Mr. DeGeorge agreed to purchase an additional 13,475 shares of the Company’s Series G Preferred Stock at a price of $90 per share for a further capital commitment of $1,212,750.

On February 25, 2008, the Company entered into a Subscription Agreement with Mr. Lawrence F. DeGeorge whereby Mr. DeGeorge agreed to purchase an additional 36,364 shares of the Company’s Series G Preferred Stock at a price of $110.00 per share for a further capital commitment of $4,000,000.  As of March 31, 2008, the Company had received $3,000,000 on this Subscription Agreement.  The remaining $1,000,000 is due within 10 days of the Company’s request, which request may be made no later than February 24, 2009.  The proceeds from the sale of the Series G Preferred Stock will be used for initiating manufacturing operations, increased sales and marketing efforts for the LED Screens, continued research and development efforts, and for other ongoing operating expenses.

The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted.  The Shares were offered and sold in a private placement transaction exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated thereunder, as an offering made exclusively to “accredited investors”, as defined in Section 2(15) and Rule 501 of Regulation D.

The Company recognized $143,458 and $11,724 in employee share-based compensation expense for the nine months ended March 31, 2008 and 2007, respectively.  The fair value of the stock options was estimated using the Black-Scholes option pricing model.  In calculating the fair value of options for stock based compensation for the nine months ended March 31, 2008, the following assumptions were used: closing price of the common stock at the date of grant, risk-free rates ranged from 4.18% to 4.71%, volatility of the options ranged from 149% to 159%, estimated life of 10 years and exercise prices ranged from $0.03 to $.14 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and its research and development efforts.

 Overview

During the nine months ended March 31, 2008, the Company’s business activities were principally focused on raising additional capital for initiating manufacturing operations and the continued effort of research and development for its proprietary light emitting diode (“LED”) display products (“LED Screens”), utilizing the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Project Engineering Firm”).  In addition, the Company has: (1) begun preparations for the production of its proprietary LED Screens; (2) conducted sales and marketing analysis and operations in anticipation of such production; (3) considered other potential business opportunities; and (4) continued other proprietary product development.

The Company is currently engaged in a concentrated effort to manufacture and sell its LED Screens.  The Company believes that there is a substantial market opportunity for the Company to sell, support and service its proprietary LED Screens , as well as related non-proprietary products, to the out-of-home advertising market and to other visual display dependent markets.  While the Company may seek to complete the development of its proprietary fiber screen products (“Fiber Screens”) in the future, its current plan is to limit its development, production and marketing efforts to the LED Screens.  Moreover, the Company may not be successful in generating enough revenue from sales of its proprietary LED Screens or, ultimately, its Fiber Screens to sustain its operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of sales orders for LED Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from such a liquidation.

On December 31, 2007, the employment agreement between the Company and its former Vice President of Technical Sales, Mr. John W. Temple, expired.  The Company elected not to extend the employment agreement.  On January 10, 2008, John W. Temple resigned from the Company’s Board of Directors.  On February 20, 2008, the Board of Directors elected James P. Martindale, the Company’s Vice President of Manufacturing and Technical Operations, as the Company’s Chief Operating Officer, changed his title to Executive Vice President – Manufacturing and Chief Operating Officer, and appointed him to the Board of Directors to fill the vacancy created by Mr. Temple’s resignation.

Results of Operations

For the quarter and nine months ended March 31, 2008, the Company reported net losses of ($908,368) and ($4,123,083), or ($0.03) and $(0.16) per share, respectively, compared to net losses of ($486,105) and ($1,220,151), or ($.02) and ($.05) loss per share for the same periods ended March 31, 2007.  The increase in net loss for the quarter and nine months ended March 31, 2008 from 2007 is primarily due to the increased business activity, including the development of manufacturing operations, by the Company in fiscal 2008.  In particular, the Company is reporting: (1) manufacturing expense of approximately $122,000 for the quarter and nine months in fiscal 2008, (2) an increase in general and administrative expense of approximately $58,000 and $515,000 for the quarter and nine months respectively, primarily resulting from higher personnel costs for the Company’s expanded management team and legal and other expenses relating to the protection of the Company’s proprietary products and processes, (3) an increase in marketing expenses of approximately $45,000 and $36,000 primarily due to the launch of the SkyNet™ LED Screens, and (4) an increase in research and development costs of approximately $201,000 and $2,238,000 for the quarter and nine months respectively, attributable to a substantial increase in the Company’s proprietary product development efforts.

The Company had no sales for the quarter or nine-month periods for either year.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $4,240 and $13,608 for the quarter and nine months ended March 31, 2008, respectively, compared to $133 and $291 for the same periods in 2007.

During the quarter ended March 31, 2008, the Company commenced the development of manufacturing capacity for its SkyNet™ LED Screens.  The Company reported approximately $122,000 in expenses associated with these efforts for the quarter and nine-month periods in fiscal 2008 primarily related to salaries and associated benefits and travel to oversee vendor preparations.  Costs associated with production engineering, tooling and equipment design have been capitalized as deferred manufacturing costs and will be first applied to the related tangible asset as they are completed and any remainder will be amortized over the estimated life of this generation of the SkyNet™ LED Screen, currently estimated to be five years, once manufacturing of the product commences.  On March 27, 2008, the Company entered into a lease for approximately 19,360 square feet of industrial space in Temecula, California, for a five (5) year rental term beginning April 1, 2008 and ending March 31, 2013.  The facility is to be used for the manufacture of the Company’s proprietary outdoor flexible digital display product, SkyNet™.  The Lease calls for a monthly payment of $13,552.00 for the first year of the lease and a security deposit of $15,252.90, with increased rental amounts in each year of the five year term, commencing with $13,552.00 per month for the year ending March 31, 2009 and ending with $15,252.90 per month for the year ending March 31, 2013.  In addition, the Company will pay a percentage of the annual rent to the Lessor’s broker partners of between 4% and 6% per year, and the Company has provided the Lessor with a separate guaranty of the Lease.

The Company reported general and administrative expenses of approximately $288,000 and $1,043,000 for the quarter and nine months ended March 31, 2008, respectively, compared to approximately $230,000 and $528,000 for the same periods in 2007.  Salaries and related expenses increased approximately $25,000 and $79,000 for the quarter and nine months ended March 31, 2008 from the same periods in 2007, primarily resulting from a change and increase in personnel for the 2008 periods from 2007.  During the nine months ended March 31, 2008, the Company granted options to purchase 7,500,000 shares of the Company’s common stock to employees and consultants, resulting in an increase in option compensation expense of approximately $46,000 and $132,000 for the three and nine-month periods in 2008 over 2007, respectively.

General and administrative travel expense decreased for the three-month period by approximately $6,000 and increased for the nine-month period by approximately $18,000 versus the same periods a year ago.  Overall travel increased with more of the Company’s travel expenses relating to direct research, development, marketing, sales, and ramp up of manufacturing operation activities for its newly developed SkyNet™ LED Screens.  Professional fees decreased by approximately $4,000 for the quarter, and increased by approximately $264,000 for the nine-month period ended March 31, 2008.  The increase for the nine-month period is primarily due to (1) an increase in business development and marketing activities, and (2) patent applications and other activities related to protection of the Company’s proprietary products and processes.  Depreciation expense increased approximately $3,000 and $5,000 for the quarter and nine-month periods in fiscal 2008 from the same periods in fiscal 2007 due to equipment purchases during 2008.  In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey, resulting in higher office expenses of approximately $11,000 for the nine months ended March 31, 2008 over 2007.  The facility is currently unoccupied resulting in a slight decrease in office expense for the 2008 quarter from 2007 of approximately $1,000.  After holding its 2007 shareholders meeting in March 2007, the Company has not yet held a 2008 shareholders meeting, resulting in a decrease of shareholder related expenses of approximately $15,000 and $16,000 for the quarter and nine months ended March 31, 2008, respectively.  Other net expenses increased approximately $10,000 and 20,000 for the quarter and nine months ended March 31, 2008 from the same periods in 2007.

Sales and marketing expenses increased to approximately $90,000 and $174,000 for the quarter and nine months ended March 31, 2008 from approximately $45,000 and $138,000 for the same periods of the prior year. The Company employed two sales people for approximately 8 months in fiscal 2007 to pursue sales of the Company’s then mesh LED display.  In February 2007, however, the Company eliminated these positions in order to reduce unnecessary costs and concentrate upon developing new LED Screens and related production capacity with substantially improved product quality.  In February 2008, the Company hired a new Business Development Manager to sell and market the Company’s newly developed SkyNet™ LED Screens.  These changes resulted in an increase in salaries and related benefits of approximately $6,000 for the quarter ended March 31, 2008 from the same period in 2007, and a decrease in salaries and related benefits of approximately $51,000 for the nine-month period in 2008 from 2007.  In March 2007, the Company contracted with a marketing consultant whom was later named the Company’s Executive Vice President of Sales and Marketing and Chief Technology Officer.  Also a second Business Development Manager was engaged on a contract basis in March 2008.  The addition of these two contract individuals resulted in an increase in consulting fees ofapproximately $27,000 and $105,000 for the three and nine-month periods ended March 31, 2008 from the same periods in 2007.  Also due to these changes in sales and marketing employees and consultants, travel expenses increased for the 2008 quarter from 2007 by approximately $10,000, and decreased for the nine-month periods in 2008 from 2007 by approximately $16,000.  Other sales and marketing expenses increased by approximately $2,000 for the 2008 quarter from 2007 and decreased by approximately $2,000 for the nine-month period in 2008 from 2007.

During the first nine months of fiscal 2008, the Company continued research and development of its Generation-3 LED Screens utilizing the services of the Project Engineering Firm.  The Company reported approximately $374,000 and $2,680,000 in total research and development expense for the three and nine-month periods in connection with these efforts.  By comparison, for the first nine months of fiscal 2007, the Company ordered a Generation-2 LED screen prototype from a contract manufacturer and reported approximately $173,000 and $442,000 in research and development fees for the three and nine-month periods.  Design and production deficiencies with the Generation-2 prototype led the Company to abandon the Generation -2 design and commence its own independent research and development efforts for the Generation-3 LED Screens, resulting in the $2,238,000 increase in research and development expense for the nine-month period from the prior year period.

Interest expense increased by approximately $1,000 and $5,000 for the quarter and nine months ended March 31, 2008 over 2007 due to a slightly higher debt balance.

 Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At March 31, 2008 the Company reported net worth of $441,915 and negative working capital of $16,035, compared to negative net worth of $291,210 and negative working capital of $350,087 at June 30, 2007.  The Company continues to require additional capital for administrative expenses, product development and business development efforts.  Management believes the current core investors will continue to fund the Company’s operations on an as needed basis through the fourth quarter of this calendar year.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

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

Cash flows from financing activities for the nine months ended March 31, 2008 consisted of the receipt of $1,000,000 on a subscription receivable outstanding for the purchase of shares of the Company’s Series G Preferred Stock, the receipt of $4,212,750 from the sale of additional Series G Preferred Stock, partially offset by nominal principal lease payments.  13,475 shares of Series G Preferred Stock were sold at $90 per share for a total of $1,212,750, and an additional 27,273 shares were sold at a price of $110 per share for $3,000,000, along with a subscription to purchase an additional 9,091 shares at $110 per share, or $1,000,000, which is due no later than 10 days after the Company’s request, subject to that request being made before February 24, 2009.  The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G converted.  These cash flows were primarily used for operating expenses, business development, research and development expenses for the SkyNet™ LED Screens, manufacturing process development, purchasing materials inventory andequipment purchases.

Cash flows from financing activities for the nine months ended March 31, 2007 included the issuance of 10% demand notes totaling $300,000 to a director and shareholder.  In addition, an affiliate of this same director and shareholder purchased 10,714 shares of a newly designated Series G Preferred Stock at a price of $70.00 per share for total proceeds of $750,000.  These cash flows were partially offset by principal payments on leased equipment of $3,031.  The net cash flows were used primarily for operating expenses, business development, building and demonstrating the generation 2 mesh LED demonstration display unit, purchasing equipment and purchasing materials inventory for additional LED Screens.

At March 31, 2008, the Company reported current assets of $2,326,192 and negative working capital of $16,035.  At March 31, 2008, current liabilities consisted of: (1) notes to shareholders with accrued interest of $1,902,080, and (2) trade payables and accrued expenses totaling $440,147, which were incurred primarily for business development, operating costs and product and process development of the Company’s various generations of its LED Screens.

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

Internal Controls

There were no significant changes made in the Company’s internal controls during the quarter ended March 31, 2008, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing capacity for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2008, Advance Display Technologies, Inc. (the “Company”) entered into a Subscription Agreement with Mr. Lawrence F. DeGeorge, a director of the Company.  Pursuant to the Subscription Agreement, Mr. DeGeorge has agreed to purchase 27,273 shares of the Company’s Series G Preferred Stock (“Shares”) at a price of $110 per share, for a total purchase price of $3,000,030.  In addition, Mr. DeGeorge has agreed to purchase up to an additional 9,091 Shares at the same price, upon the Company’s request, at any time during the next twelve months.

The Shares have not been registered under the Securities Act of 1933, and the Agreement does not require the Company to file a registration statement for the shares sold.  While the Shares are by their terms convertible into shares of the Company’s Common Stock at a rate of 1000 shares of Common Stock for every Share of Series G Preferred Stock, because the Company does not have authorized but unissued shares of Common Stock available for such conversion, the Company has agreed to ask the Company’s shareholders for approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 175,000,000 to 250,000,000 and to reserve a portion of the additional authorized shares for issuance upon conversion of the Shares.  The Shares were offered and sold in a private placement transaction exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated thereunder, as an offering made exclusively to “accredited investors”, as defined in Section 2(15) and Rule 501 of Regulation D.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

(a)	Exhibits

	Exhibit No.	Description

	4.1	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated February 25, 2008 (incorporated by reference to the Company’s Form 8-K filed on February 27, 2008)

	4.2	Lease Agreement between the Company and Domenigoni-Barton Properties dated March 27, 2008 (incorporated by reference to the Company’s Form 8-K filed on April 1, 2008)

	31	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002

	32	Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: May 15, 2008	/s/ Matthew W. Shankle
Matthew W. Shankle President, Principal Executive Officer and Principal Financial Officer