Form 10KSB
period 2008-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2008-10-14
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission File Number 0-15224

ADVANCE DISPLAY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado                   84-0969445
(State of incorporation)    (I.R.S. Identification No.)

7334 South Alton Way, Suite F, Centennial, Colorado         80112
(Address of principal executive offices)                   (Zip Code)

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

The issuer’s reported interest income for the fiscal year ended June 30, 2008 was $19,224.

The aggregate market value of the 8,111,873 shares of voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of September 19, 2008 was $1,825,014.  As of September 19, 2008, the registrant had outstanding 26,198,177 shares of Common Stock.

TABLE OF CONTENTS

	PART I	PAGE

Item 1.	BUSINESS	3
Item 2.	DESCRIPTION OF PROPERTY	9
Item 3.	LEGAL PROCEEDINGS	10
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

	PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED	10
	STOCKHOLDER MATTERS
Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	11
	AND PLAN OF OPERATION
Item 7.	FINANCIAL STATEMENTS	21
Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	21
	ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8A(T).	CONTROLS AND PROCEDURES	21
Item 8B.	OTHER INFORMATION	22

	PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	22
	OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE
	EXCHANGE ACT
Item 10.	EXECUTIVE COMPENSATION	24
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	28
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	30
Item 13.	EXHIBITS	31
Item 14.	PRINCIPAL ACCOUNTANT FEES	34

--

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute “forward-looking statements.”  Such forward-looking statements include, without limitation; statements regarding Advance Display Technologies, Inc.’s (“ADTI” or the “Company”) anticipated marketing and production, need for working capital, future revenues and results of operations.  Factors that could cause actual results to differ materially include, among others, the following: future economic conditions, the ability of the Company to obtain sufficient capital to develop a profitable business, its success in attracting and retaining qualified management and other personnel, and generally to successfully execute a business plan that will take the Company from a development stage entity to a profitable operating company.  Many of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Statements in this Report are qualified in their entirety by reference to contracts, agreements, and other exhibits filed or incorporated with this Report (See Item 13.  Exhibits.)

PART I

Item 1.	BUSINESS

Introduction

Advance Display Technologies, Inc. (“ADTI” or the “Company”) is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983.  ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and, since December 2004, ADTI also has engaged in the business of the technological development and manufacture of proprietary Light Emitting Diode ("LED") display screen systems.

ADTI completed its initial public offering in April 1986, selling five million shares of its Common Stock for net proceeds of $4.2 million.  Since that date, ADTI’s Common Stock has been reverse split such that each 50 shares previously outstanding are now equal to one share.  Other than a brief venture into the motion picture releasing and theater operations business in the second half of fiscal 2004, which business has been discontinued, ADTI has not received material revenues from the sale of its products or otherwise.  The Company’s activities since inception primarily have been focused on research and development of its core technologies, manufacturing processes, and raising operating capital.  The Common Stock of ADTI currently is traded over the counter and is quoted on the OTC Bulletin Board under the symbol “ADTI.”  Historically, trading in the Company’s Common Stock has been extremely limited, although trading volume has been higher in recent years.

Product and Technologies

ADTI initially was engaged in the development of large screen fiber optic displays (“Fiber Screens”) and associated manufacturing processes for various industries and applications.  A Fiber Screen may utilize any of a variety of projection light sources that project images into the Screen’s matrix bundle of collated optical fibers that in turn, transmit, magnify, and display the correlative image segments onto the viewable face of the Screen.  The Company’s FiberVision™ Fiber Screen, which the Company has never sold in commercial quantities, essentially is a large format high-resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.  While the Company intends to continue development of its proprietary Fiber Screen technology, all of its current research and development, production and marketing efforts are currently focused on its SkyNet™ Light Emitting Diode (LED) product.  The Company continues to believe that there is a market opportunity for the Company to sell, support and service Fiber Screens, as well as related non-proprietary products, to the out-of-home advertising market and to other visual display dependent markets.

In fiscal 2005, the Company acquired the rights to two proprietary LED technologies, which differed from the fiber optic technology previously utilized by the Company in its Fiber Screens.  These LED Screen technologies (the “Acquired Technologies”) specifically were designed for very large format out-of-home advertising displays, generally in excess of 14ft. x 48ft.  Various features of the Acquired Technologies were the subject of patents and patents applications on file in the United States Patent and Trade Office (“USPTO”).

The Company subsequently developed and built two generations of a proprietary LED Screen product using one of the two Acquired Technologies (the “UltraNet Technology”).  The Company demonstrated the Generation I prototype in November 2005 and the Generation II prototype in December of 2006, but these prototypes exposed various inadequacies of the UltraNet Technology.

As a result, the Company ultimately concluded that neither of these two prototypes could justify commercial production based on the UltraNet Technology, which the Company determined was not commercially viable at this time.

As a result, the Company determined to develop its own third generation LED Screen product development project without using the Acquired Technologies.  The Company then designed an entirely new product from scratch, engaging the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Engineering Firm”) utilizing new, proprietary technologies.  The result was the all-new Generation III prototype of the Company’s LED Screen products, SkyNet™, which was successfully demonstrated in December of 2007, the second quarter of the Company’s fiscal 2008.  The SkyNet™ product is a mesh LED Screen with a plurality of LED modules distributed in a grid matrix format with a spacing of 50 millimeters, utilizing a stainless steel mesh backplane to provide flexibility.  The product is thin, lightweight, sunlight readable, runs video at 60 frames per second, is 60% transparent thereby allowing light and air to pass through, and can be installed and operational in one day.

The Company has filed patent applications for various proprietary features of SkyNet™ with the USPTO as well as through the Patent Cooperation Treaty, which covers most of the world’s industrialized nations, and with other patent offices around the world.  While the Company elected not to utilize the Acquired Technologies in SkyNet™, it has retained its rights to the Acquired Technologies, including the UltraNet Technology, in hopes of someday utilizing a portion of those technologies in future products.

Recent Developments

In June of 2008, the Company completed its first production model of the SkyNet™ video display screen product, measuring 6.4 meters by 9.6 meters and 4 centimeters thick.  This screen, together with a second screen of equal size completed in early August, was installed at the Colorado Convention Center in Denver, Colorado in August of 2008, where it was to be used to air video advertisements and live programming during the Democratic National Convention.  Unfortunately, this beta site installation of the first production SkyNet™ product in Denver experienced an unacceptable level of “string failures,” with random portions of the video display losing power or going dark.  With the unique security issues surrounding the Convention, the Company was not permitted to perform on-site maintenance operations to maintain the sign throughout the event.  Accordingly, the Company was required to remove the SkyNet™ sign from the Colorado Convention Center prior to the commencement of the Convention.

The SkyNet™ sign that had been installed in Denver was then shipped back to the Company’s manufacturing facility in Temecula, California for investigation and analysis of the unexpected string failures in the video display.  The Company subsequently determined, via x-ray analysis and other investigative techniques, that the string failures were the result of defective parts provided by one of its key suppliers.  The supplier not only failed to provide the same parts that had been provided during the Company’s pre-production testing but the substitute parts also failed to meet various prescribed specifications for those parts that the tested samples had met.  The Company currently is engaged in negotiations with its supplier concerning the losses suffered by the Company because of the supplier’s nonconforming parts and is optimistic that a mutually satisfactory resolution of the problem, which has temporarily suspended production at the Temecula facility, will be reached in the very near future.

During fiscal 2008, the Company raised a substantial amount of new capital to fund the expansion of its operations, including the completion of the research and development effort for the first

commercial SkyNet™ video display screens and the opening of its Temecula manufacturing facility.   In particular, the Company collected $1,000,000 on an outstanding subscription receivable and raised an additional $5,212,750 by the sale of Series G Preferred Stock to its director and principal shareholder, Lawrence F. DeGeorge.  In connection with the commencement of production of SkyNet™ video display screens in Temecula, the Company significantly increased its workforce, including permanent and temporary production workers, and expanded its administrative, sales and marketing staff to foster sales of SkyNet™ products utilizing the Company’s new production capacity.

The Report of the Company’s Independent Registered Public Accounting firm on the Company’s Financial Statements for fiscal 2008 (included in Part II, Item 7 of this report) includes a qualification regarding the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is subject to question because it still has not realized significant revenues from continuing operations and it remains dependent on the continuation of outside funding, which is not certain.  The Company has raised approximately $1.8 million by the sale of unsecured promissory notes since the end of its fiscal year on June 30, 2008.  The Company believes that it will obtain additional debt financing sufficient to support its operations for fiscal 2009, although it expects that debt to be secured by a pledge of all of the Company’s assets and to be convertible into shares of the Company’s stock.  There is no assurance, however, that such financing will be obtained or that the Company will be able to extend or refinance or to repay that debt in a timely manner.

Even if the Company does obtain the additional financing and then repays or refinances all of its secured debt when it comes due, the Company may not be successful in generating enough revenue from sales of SkyNet™ video display products to sustain its operations or, in the absence of such revenue, in raising sufficient new capital to fund operating losses.  Moreover, if the Company does obtain enough sales orders for SkyNet™ products to sustain its operations, it still faces a variety of challenges in manufacturing products to fill those orders, including but not limited to the resolution of its recent supplier problems.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.  In such an event, because most if not all of the assets would have to be used to satisfy the new secured debt, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from a liquidation.

Employees and Other Company Personnel

During fiscal 2008, the Company hired additional employees and engaged a number of independent contractors, consultants and temporary workers to provide services in support of the Company’s ramp up of its sales, marketing and manufacturing operations.

In October of 2007 the Company’s Board appointed Jody Thomas to be Executive Vice President of Sales & Marketing and Chief Technology Officer. Mr. Thomas served in these capacities as a non-employee consultant for a period of one year, with his consulting contract expiring October 1, 2008. Due to the Company’s growth and changing personnel requirements, Mr. Thomas now serves as the Company’s Director of Product Management and no longer serves as the Executive Vice President of Sales and Marketing and Chief Technology Officer.

On December 31, 2007, the employment agreement between the Company and its former Vice President of Technical Sales, John W. Temple, expired.  The Company elected not to extend the employment agreement, thereby terminating his employment and officer status.  On January 10, 2008, Mr. Temple resigned from the Company’s Board of Directors.  On February 20, 2008, the Board of Directors appointed James P. Martindale, the Company’s Vice President of Manufacturing and

Technical Operations, to the Board of Directors to fill the vacancy created by Mr. Temple’s resignation and named him the Company’s Executive Vice President–Manufacturing and Chief Operations Officer.

On March 17, 2008 the Board of Directors elected Ms. Rebecca L. McCall, the Company’s Controller, to be Vice President of Accounting.

In fiscal 2008, the Company hired a Director of Planning and Procurement, a Product Engineer, a Senior Quality Technician, an Office Administrator and engaged an Optical Physicist as a consultant. Also during this period the Company contracted with an employment service for several assembly technicians to build and configure the SkyNet™ product.  In addition, the Company hired two Business Development Managers and a Project Manager/Applications Engineer.

Since the end of fiscal 2008, the Company has reconfigured its sales strategy and organization by, among other things, eliminating the Business Development Manager and Sales Engineer positions. This realignment of the Company’s sales organization was done to better align the Company’s assets with the market.  The Company appointed one of its former Business Development Managers as the new Director of Sales and assigned to him the task of building a network of independent sales agents to better serve the sales requirements of the Company.  Also subsequent to the end of fiscal 2008, the Company hired a Senior Development Engineer, Director of Electrical Engineering, four of the contract assembly technicians and additional support staff.

As of September 15, 2008, the Company employed one part-time and 14 full-time employees, who coordinated sales and marketing functions, directed business, manufacturing and product development efforts and conducted administrative and accounting functions.  The Company may employ additional staff as required and as working capital permits.  The Company also retains various independent contractors on an as-needed basis for management, financial, engineering, marketing, sales and consulting services.

Research and Development

During fiscal 2008, the Company continued its product development efforts for its proprietary LED Screen technology.  The Company, in conjunction with its Project Engineering Firm, completed the Generation-3 prototype of its mesh LED Screen and demonstrated it to investors and potential customers in the signage and advertising industries in December of 2007.  During the second half of fiscal 2008, the Company continued the development of the SkyNet™ LED Screens. A marketing demonstrator of the Company’s first Generation-3 production LED Screen was completed by the Company’s staff and then demonstrated to investors and potential customers in June of 2008.

During fiscal 2008, the Company incurred approximately $2,900,000 in research and development expenses for the LED Screen, including the Generation-3 prototype LED Screen.

Manufacturing Operations

During fiscal 2008, the Company developed its manufacturing capacity for its SkyNet™ LED Screens.  First, on March 27, 2008, the Company entered into a lease for approximately 19,360 square feet of industrial space in Temecula, California, for a five (5) year rental term beginning April 1, 2008 and ending March 31, 2013.  The lease of the Temecula manufacturing facility calls for a monthly payment of $13,552.00 for the first year of the lease and a security deposit of $15,252.90, with increased rental amounts in each year of the five year term, commencing with $13,552.00 per month for the year ending March 31, 2009 and ending with $15,252.90 per month for the year ending March 31, 2013.  In addition, the Company will pay a percentage of the annual rent to the Lessor’s broker partners of between 4% and 6% per year, and the Company has provided the Lessor with a separate guaranty of the Lease.

After bringing new manufacturing, administrative and supervisory personnel on board in Temecula, the Company began manufacturing activities in June 2008 and completed one-half of its first 123 square foot production level SkyNet™ screen.  The second half of this screen was completed in the first six weeks of fiscal 2009.  The Company installed the completed screen on the Colorado Convention Center in Denver on August 11, 2008. As noted above, the sign had a series of performance failures resulting from noncompliant and defective parts provided by a key supplier.  It has since been determined that, due to the extent of the defective components provided by one supplier, the screen cannot be repaired and offered for sale but rather will be used internally for marketing demonstrations and for ongoing development and testing.

As a result of the parts failures, the Company recorded an impairment to inventory as of June 30, 2008, and expensed approximately $193,000 for the nonconforming and failed parts in the screen and the additional faulty unassembled parts still on hand from the same supplier.

In fiscal 2008, the Company reported approximately $356,000 in expenses associated with the start up of the Temecula facility, primarily related to salaries and associated benefits, travel to oversee vendor operations, facility preparation and manufacturing supplies.  Approximately $412,000 in costs associated with production engineering and process development were capitalized as deferred manufacturing costs and will be amortized over the estimated life of this generation of the SkyNet™ LED Screen, which is currently estimated to be three years.

Marketing and Sales

The Company’s SkyNet™ video display screen target market includes at least five distinct out-of-home advertising or promotional market segments, namely (1) the larger roadside video billboards, (2) retrofit video building wraps, (3) architecturally engineered video panels for new building projects, (4) mass transit hubs, and (5) street furniture.  Management believes that these segments are currently underserved by competing technologies, such as Bulb Matrix, other LED, Plasma Panels and various projection technologies, and that the SkyNet™ technology offers substantial advantages over existing technologies in these segments.

The Company currently is engaged in a concentrated effort to market and sell its SkyNet™ LED screens to these target markets and customers.  Among the potential customers being pursued by the Company, are outdoor advertising companies, which erect and place video displays, billboards and other outdoor signs in various commercial locations and sell advertising space or time to third party advertisers.  The Company also is seeking the business of various types of entertainment and sporting venues, especially those where the Company’s flexible and “day bright” SkyNet™ video display may have particular value.  Commercial building owners who are looking for the same attributes on their buildings are another market that the Company is trying to penetrate.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of SkyNet™ video display screens in the second half of fiscal 2009.  The success of this sales and marketing effort may be impaired if there are delays in the Company’s resumption of manufacturing operations, which were disrupted by supplier issues during the first quarter of fiscal 2009.

 Competition

The Company’s SkyNet™ video display products are subject to competition from companies with substantially greater financial resources, human resources and production capabilities than the Company.  Likely competitors are often part of large diversified corporate groups with a variety of other operations, which can provide both a means of distributing their products and stable sources of earnings and cash flows.  Some of the companies which may compete with the Company include but are not limited to, Barco N.V., Philips Electronics N.V., Daktronics, Inc. & Lighthouse Technologies, Ltd.

Proprietary Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secrets, licensing and contract laws to protect its trade secrets and other proprietary information.

The Company’s Fiber Screen and its LED Screen technologies, including but not limited to those used in SkyNet™, are based on the Company’s proprietary technologies for fiber optic display, LED screen design, optical image projection, and manufacturing process methodologies, all of which were either developed or acquired by the Company.

Since inception in 1983 the Company has been directly issued, acquired, and/or licensed 11 patents issued by the United States Patent & Trademark Office (the “USPTO”) for the technologies it employs in its Fiber Screens.  Of these 11 patents, three remain active, though they will expire in March 2011, November 2015, and February 2018, respectively.  At the end of fiscal 2000, the Company determined that, at that time, it did not have a reasonable expectation that it would generate significant future revenues from the use of intellectual property contained in the patents issued prior to June 30, 1999 and, therefore, wrote off all capitalized costs associated with these patents.  The decision to write off the capitalized costs in 2000 does not, however, limit the Company’s ability to rely upon valid patents or to use the patented technologies in the future.

In fiscal 2001, the Company reinitiated its efforts to pursue the development of the large screen video display market through substantial improvements in the FiberVision™ Fiber Screen’s overall design and manufacturing technologies.  The Company placed major emphasis on the development of Variable Message Sign (VMS) products specifically for the Intelligent Traffic System (ITS) industry.  In February 2001, the USPTO issued the Company patent number 6,195,016 titled “Fiber Optic Display System with Enhanced Light Efficiency” allowing a total of 64 claims.  This patent currently is active and being maintained by the Company.

In fiscal 2002, the Company developed certain proprietary manufacturing process technologies through its assembly automation development program for Fiber Screens.  In light of the Company’s limited operating capital at that time, the Company did not file for patents covering this technology and continues to hold these intellectual property assets as trade secrets.

In fiscal 2005, the Company acquired an exclusive worldwide, perpetual and irrevocable license for certain LED display technologies (the “Acquired Technologies”) by an assignment from John Temple, a former officer and director of the Company.  The Acquired Technologies included, but were not limited to, all intellectual property disclosed in two patents issued by the USPTO and one USPTO patent application for mesh LED display technologies. One of the two issued patents subsequently was determined to be in the public domain, though the second patent remains active and is being maintained by the Company.  This second patent, USPTO # 6,737,983 was issued in the United States on

May 18, 2004.  The current status of this patent is:  (1) issued by the USPTO, (2) issued by the Mexican Patent Office, (3) pending with the Japanese Patent Office, and (4) pending with the European Patent Office (the “EPO”).  The one patent application for the LED display technologies that was assigned to the Company and subsequently issued as USPTO #7,319,408, has, to date, been applied for in the following patent offices around the world: Australia, Brazil, Canada, Japan, Mexico and the EPO.  In fiscal 2008, the Company filed five additional patent applications for its own, newly developed LED Screen technology utilized in the SkyNet™ video display screens.  The Company may file additional patent applications for other aspects of its proprietary LED Screen technologies that currently are under development in fiscal 2009.

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

The Company presently expects to raise sufficient capital to complete the product and market development for its proprietary LED Screen technologies.  There can be no assurance, however, that the Company will be able to do so. If the Company is unsuccessful in either task, the Company could be forced to discontinue operations and liquidate its assets.

Item 2.	DESCRIPTION OF PROPERTY

The Company leases office, R&D and manufacturing space at 7334 South Alton Way, Suite F, Centennial, Colorado 80112.  The current facility has a total of 1,411 square feet at a current base rental of $1,965 per month plus operating expenses of $504 per month.  Of the total space, approximately 60 percent is office space and 40 percent is R&D area.  The Company currently leases the facility on a month-to-month basis.  As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business operations and products.

In November 2006, the Company entered into a lease agreement for 2,300 square feet of office, product demonstration and product maintenance space in Rockaway, New Jersey.  The lease is for a five-year term beginning December 2006 and calls for monthly base lease payments of $1,342, plus common area maintenance charges estimated at $667 per month.  The Company continues with plans to sublease all or a portion of this space until such time as it is required for the Company’s business.

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

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of fiscal 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the range of high and low bids for ADTI’s Common Stock for the last two fiscal years.  Since completion of its public offering in 1986, it has traded over the counter and is currently quoted on the OTC Bulletin (the “OTCBB”).  Historically, trading in the Common Stock of ADTI has been extremely limited, although trading volume has been higher in recent years.  The quotations represent prices between dealers as shown on the OTCBB, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Fiscal Quarter Ended	High	Low
Fiscal 2007	September 30, 2006	$0.13	$0.07
	December 31, 2006	0.12	0.06
	March 31, 2007	0.12	0.06
	June 30, 2007	0.12	0.07

	Fiscal Quarter Ended	High	Low
Fiscal 2008	September 30, 2007	$0.12	$0.07
	December 31, 2007	0.15	0.08
	March 31, 2008	0.19	0.09
	June 30, 2008	0.58	0.11

As of September 15, 2008, there were approximately 1,760 record holders of ADTI’s Common Stock, excluding those held in street name.  No dividends have been paid with respect to ADTI’s Common Stock and ADTI has no present plans to pay dividends on its Common Stock in the foreseeable future.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute “forward looking statements”.  (See page ii of this report.)

General

The Report of the Company’s Independent Registered Public Accounting firm on the Company’s Financial Statements included in Part II, Item 7 of this report contains a qualification regarding the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is subject to question because it has not realized significant revenues from continuing operations and it remains dependent on the continuation of outside funding, which is not certain.

During fiscal 2008, the Company’s business activities included raising a substantial amount of new capital for initiating manufacturing operations and the continued efforts of research and development for its proprietary light emitting diode (“LED”) display products (“LED Screens”), utilizing the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Project Engineering Firm”).  In addition, the Company: (1) implemented and brought on line its Temecula, California production facility; (2) began production of its proprietary SkyNet™ LED Screens; (3) significantly increased its workforce; (4) conducted sales and marketing analysis and operations to support and bring to market such production capacity; and (5) continued proprietary product development activities.

Critical Accounting Policies

Income Taxes – Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates that will be in effect when these differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance that reflect expectations of the extent to which such assets will be realized.

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes ,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Impairment of Long-Lived Assets – If facts and circumstances indicate that the carrying value of long-lived assets may be impaired, then an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Use of Estimates – The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Stock-Based Compensation – The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-retrospective method on July 1, 2005.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-retrospective method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of July 1, 2005 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after July 1, 2005.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company accounted for the stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Management Team

Matthew W. Shankle is the Company’s President and CEO responsible for managing its day-to-day operations.  James P. Martindale is the Company’s Executive Vice President of Manufacturing and Chief Operations Officer and Rebecca L. McCall is the Company’s Vice President of Accounting.  Mr. Lawrence F. DeGeorge and Messrs. Shankle and Martindale comprise the Board of Directors of the Company.  See the biographical data concerning the individual members of management in Part III, Item 9 of this report.

Results of Operations

For the fiscal year ended June 30, 2008, the Company reported net losses of ($5,368,563), or ($.20) per share, compared to net losses of ($2,128,891), or ($.08) per share, for fiscal 2007.  The increase in net loss for the fiscal year ended June 30, 2008 over 2007 primarily is due to the Company’s substantially increased business activity, including the development and commencement of its manufacturing operations in fiscal 2008.  In particular, the Company is reporting:  (1) its first ever manufacturing expense of approximately $549,000, (2) an increase in general and administrative costs of approximately $760,000, which is largely attributable to higher personnel costs for the Company’s expanded management team, as well as consulting, and legal and other expenses relating to the protection of the Company’s proprietary products and processes; (3) an increase in marketing expenses of approximately $128,000 primarily due to the launch of the SkyNet™ LED Screens and, (4) an increase in research and development costs of approximately $1,817,000 attributable to the Company’s increased proprietary product development efforts.

The Company had no sales in either fiscal 2007 or 2008.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of approximately $19,000 and $1,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

During the second half of fiscal 2008, the Company began the development of manufacturing capacity for its SkyNet™ LED Screens.  The Company reported approximately $356,000 in expenses associated with these efforts primarily related to salaries and associated benefits, travel to oversee vendor preparations, facility preparation and manufacturing supplies.  Costs associated with production engineering and process development have been capitalized as deferred manufacturing costs and will be amortized over the estimated life of this generation of the SkyNet™ LED Screen, currently estimated to be three years.

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

In June 2008, the Company completed one half of its first 123 square foot production level SkyNet™ Screen.  The second half of this screen was completed in July and early August 2008.  The Company installed the completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s suppliers, the Company removed the screen and returned it to its manufacturing facility for analysis and repair.  Because of the extent of the damage caused by the defective components, the screen could not be repaired for sale.  The Company has recorded an impairment to inventory of approximately $383,000 at June 30, 2008, for the defective parts of the screen and the additional faulty components on hand at June 30, 2008 from the same supplier, of which approximately $193,000 is included in manufacturing costs,.  The Company expects to record a similar amount of impairment to inventory in the first quarter of fiscal 2009 for the second half of the screen.  The impairment to inventory does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

The Company reported general and administrative expenses of approximately $1,472,000 and $712,000 for the fiscal years ended June 30, 2008 and 2007, respectively.  The increase of approximately $760,000, or 107%, is primarily attributable to increases in salaries, professional fees and travel expense.

Salaries and related expenses increased approximately $104,000 in fiscal 2008 from 2007, primarily resulting from a change and increase in personnel.  During fiscal 2008, the Company granted options to purchase 7,500,000 shares of the Company’s common stock to employees and consultants resulting in an increase in option compensation expense of approximately $177,000.

Professional fees increased by approximately $387,000 for the year ended June 30, 2008 from 2007.  The increase primarily is due to (1) an increase in business development activities, and (2) patent applications and other activities related to protection of the Company’s proprietary products and processes, and extended analysis of competitive products and patents.  General and administrative travel expense increased in fiscal 2008 by approximately $32,000 versus the same period a year ago due to increased planning and business activity.

In November 2006, the Company entered into a lease agreement for office, product demonstration and product maintenance space in Rockaway, New Jersey, resulting in net higher office expenses of approximately $15,000 for the year ended June 30, 2008 over 2007.  This space currently is unoccupied and the Company plans to sublease all or a portion of this space until such time as it is required for the Company’s business.

The Company currently is working to convert its enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  The Company incurred approximately $28,000 in G&A license fees and training related to this ongoing system conversion.

Depreciation expense increased approximately $11,000 fiscal 2008 from fiscal 2007 due to equipment purchases during 2008.  After holding its 2007 shareholders meeting in March 2007, the Company has not yet held a 2008 shareholders’ meeting, resulting in a decrease of shareholder related expenses of approximately $17,000.  Other net expenses increased approximately $23,000 in the year ended June 30, 2008 from 2007.

Sales and marketing expenses increased by approximately $128,000 to approximately $345,000 for the year ended June 30, 2008 from approximately $217,000 from the prior year.  The Company employed two sales people for approximately eight months in fiscal 2007 to pursue sales of the Company’s then mesh LED display.  In February 2007, however, the Company eliminated these positions in order to reduce unnecessary costs and concentrate upon developing new LED Screens and related production capacity with substantially improved product quality.  In February 2008, the Company hired a new Business Development Manager to sell and market the Company’s newly developed SkyNet™ LED Screens.  In May 2008, the Company also hired a Project Manager / Applications Engineer to support the sales team in the areas of installation planning and project management of anticipated LED Screen installations.  These changes between 2007 and 2008 resulted in a net decrease in salaries and related benefits of approximately $5,000 for 2008 from 2007.

In March 2007, the Company contracted with a marketing consultant who was later named the Company’s Executive Vice President of Sales and Marketing and Chief Technology Officer.  Also a second Business Development Manager was engaged on a contract basis in March 2008.  The addition of these two contract individuals resulted in an increase in consulting fees of approximately $115,000 for 2008 from 2007.  Also due to these changes in sales and marketing employees and consultants, travel expenses increased for 2008 from 2007 by approximately $14,000.

Other sales and marketing expenses increased by approximately $4,000 for the 2008 fiscal year from 2007.

During fiscal 2008, the Company continued research and development of its Generation-3 LED Screens utilizing the services of the Project Engineering Firm.  The Company reported approximately $2,900,000 in total research and development expense for 2008.  By comparison, for fiscal 2007, the Company ordered a Generation-2 LED screen prototype from a contract manufacturer and reported approximately $1,048,000 in research and development fees for the year.  Design and production deficiencies with the Generation-2 prototype led the Company to abandon the Generation -2 design and commence its own independent research and development efforts for the Generation-3 LED Screens, resulting in the $1,852,000 increase in research and development expense for 2008 from the prior year.

Interest expense increased by approximately $4,000 for fiscal 2008 over 2007 due to a slightly higher annualized debt balance.

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At June 30, 2008, the Company reported net worth of $325,812 and negative working capital of $1,246,936, compared to negative net worth of $291,210 and negative working capital of $332,929 at June 30, 2007.  The Company continues to require additional capital for administrative expenses, product development and business development efforts.  Management believes the current core investors will continue to fund the Company’s operations on an as-needed basis through the fourth quarter of fiscal 2009.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources, or achieve and maintain profitable operations.

If the Company is able to achieve these goals, the Company’s capital requirements will then depend on numerous factors.  The Company’s management believes that, if substantial equity or other long-term capital is first obtained, cash flow from operations and from short-term debt financing arrangements should be adequate to enable the Company to conduct its operations in accordance with its current business plan.  If the Company’s future capital resources prove to be inadequate, however, the Company may be required to reduce the scope of its operations or even liquidate entirely.

Cash flows from financing activities for the fiscal year ended June 30, 2008 consisted of the receipt of $1,000,000 on a subscription receivable outstanding for the purchase of shares of the Company’s Series G Preferred Stock, the receipt of $5,212,750 from the sale of additional Series G Preferred Stock, partially offset by nominal principal lease payments.  During fiscal 2008,13,475 shares of Series G Preferred Stock were sold at $90 per share for a total of $1,212,750, and an additional 36,364 shares were sold at a price of $110 per share for $4,000,000.  The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) research and development expenses for the SkyNet™ LED Screens; (4) manufacturing preparation, process development and tooling design and fabrication; (5) purchasing materials inventory; (6) manufacturing the first half of the initial SkyNet™ screen; and (7) equipment purchases.

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

At June 30, 2008, the Company reported current assets of approximately $1,689,000 and a working capital deficit.  Current liabilities exceeded current assets by approximately $1,247,000.

At June 30, 2008, current liabilities consisted of: (1) notes to shareholders with accrued interest of approximately $1,861,000, and (2) trade payables and accrued expenses totaling approximately $1,075,000 which were incurred primarily for business development, inventory purchases and operating costs.

There is no assurance that the Company will be successful in raising capital or producing revenue from operations.  If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

 Risk Factors

Ownership of the Company’s securities, including its Common Stock, is subject to a number of risks and uncertainties, some of which are described below.  While the Company believes that the following list of risk factors is reasonably complete and accurate, there can be no assurance that other risks or uncertainties not presently anticipated by the Company will not adversely affect its results of operations or the value of its securities.

We reported a net loss of $5.4 million for the fiscal year ended June 30, 2008.  We cannot assure you that we will become profitable, and if we do not, the value of your investment could be adversely affected or you could lose your investment.

Dependence on outside suppliers could disrupt our business if they fail to meet expectations.  We outsource the majority of our manufacturing to outside suppliers.    A negative performance issue with a single supplier could lead to significant quality and delivery issues and prevent the sale of the display.  Because of the negative perception which results and the time it takes to resolve these issues, it could also result in the loss of subsequent sales opportunities.  We are attempting to mitigate this risk by qualifying alternate suppliers for key components as well as implementing a more robust quality assurance system.

We may not be able to manufacture our products efficiently due to changes in demand or technology, or other unforeseen events.  Rapid technological change could lead to numerous design changes and more rigorous performance specifications.  New product designs with such higher performance specifications may be more difficult to manufacture or may require additional capital expenditures or increased development and support expenses.  We cannot be sure that we will attain output goals or be profitable with regard to any of our new products.

Our products may become obsolete due to rapid technological change within the industry.  Product technology evolves rapidly, making timely product innovation essential to success in the marketplace.  The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable.  If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected.  To mitigate these risks, our technical staff monitors technological changes in the marketplace and seeks to implement those technologies and develop new proprietary technologies for future products.

Our products will be covered by warranties and fulfilling these warranties could adversely affect our financial results.  Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and reputation.  We will provide limited warranties on our products and may offer extended warranties in response to customer needs.

These warranties will require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions.  The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce profits, and adversely affect our reputation.

Product liability claims not covered by insurance could adversely affect our financial condition and results of operations.  We may be subject to product liability claims involving claims of personal injury or property damage.  Although we maintain product liability insurance coverage to protect us in the event of such a claim, our coverage may not be adequate to cover the cost of defense and the potential award.  Also, a publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

We may be unable to protect our intellectual property rights.  We rely on a variety of intellectual property rights in our business.  Even though we have existing patents and a number of pending patent applications covering various aspects of our proprietary technologies, we may not be able to successfully preserve all our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged.  A failure to protect our own proprietary information or a successful intellectual property challenge or infringement proceeding against us could materially and adversely affect our competitive position.  In addition, even if we are successful in protecting our intellectual property rights or defending ourselves against a claim of infringement, the dispute or litigation could be costly and time-consuming.  Moreover,  we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such a case.  Additionally, we may be precluded from offering products that are determined to rely on the intellectual property of others or, in some cases, while a determination as to an allegation of infringement is considered.  These developments could decrease our revenues and reduce our available cash flow to the detriment of our business.

We may not attract, develop, and retain the top management and other key employees we need.  We depend on the performance of our senior management team and other key employees.  The loss of certain members of our senior management could negatively impact our operating results and ability to execute our business strategy.  Our future success also depends in part on our ability to attract, train, motivate, and retain additional qualified personnel.

Our SkyNet™ technologies may not gain market acceptance.  Our future sales performance will depend on market acceptance of our technology.  To date, we have not completed any sales of our SkyNet™ video display product.  If our SkyNet™ technology and product line do not gain sufficient positive market acceptance, we will not be able to generate adequate sales of SkyNet™ to achieve profitable operations.

We are a small company facing intense competition in our target markets.  The market for all-environment video display products like SkyNet™ is intensely competitive and sensitive to new product introductions and enhancements.  The market is affected by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements.  Many of our competitors are better capitalized and have a stronger market presence than us. Although we believe that our products compare favorably with other products in the market, we may not be able to establish and maintain our competitive position against current or potential competitors.  Competition may have the effect of reducing the prices we can charge for our products, increasing marketing costs associated with developing and maintaining our market niche, or reducing the demand for our products.  If we fail to compete successfully, either now or in the future, our profitability and financial performance likely will be materially adversely affected.  Additionally, because a customer’s budget for the purchase of an electronic video display like SkyNet™ may be part of that customer’s broader advertising budget, our products may indirectly compete with other forms of advertising, such as television, print media or fixed display signs.

We are susceptible to general economic conditions, and a downturn in our industry or a reduction in spending by consumers.  Our operating results are subject to fluctuations based on general economic conditions, including conditions that impact discretionary consumer spending, which could in turn affect advertising revenues, entertainment spending, and other expenditures that drive demand for our products.  As a result of the current downturn in the U.S. economy, the electronic video display industry may experience a slowdown in sales, which would adversely impact our ability to generate revenues and impact the results of our future operations.

We may not be able to obtain the capital we need to maintain or grow our business.  Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt or equity capital.  We cannot determine the precise amount and timing of our funding needs at this time.  We may be unable to obtain future additional financing on terms acceptable to us, or at all.  We also may need to refinance our new or existing indebtedness at maturity.  We may not be able to obtain additional capital on favorable terms to refinance our indebtedness, and if we pledge our assets as collateral for our indebtedness, as we currently expect to do, we may lose those assets upon a default and subsequent foreclosure.  If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures.  Any such actions could have a material adverse effect on our business, financial condition, and results of operations.

Servicing our existing debt may constrain our future operations.  Our ability to satisfy our obligations to pay interest and to repay debt in the future will depend on our future performance.  Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control.  To the extent that we use a portion of our cash flow from operations to pay the principal of, and interest on our indebtedness, that cash flow will not be available to fund future operations and capital expenditures.  We cannot be certain that our operating cash flow will be sufficient to fund our future capital expenditures and debt service requirements or to fund future operations.

We may not be able to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act.  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accountants addressing these assessments.  While the full effectiveness of Section 404 has been postponed for smaller companies like us by SEC rules, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our results of operations and, in turn, the value of our securities.

There are a large number of shares of Common Stock underlying our Preferred Stock that may be available for future sale, and the sale of these shares may depress the market price of our Common Stock.  As of June 30, 2008, there were 30,570,542 shares of our Series D Preferred Stock outstanding and 90,544 shares of our Series G shares outstanding.  Our Series D Preferred Shares are convertible to Common Stock on a one for one basis, and our Series G Preferred Shares are convertible on a one thousand for one (1000:1) basis.  If fully converted, we would have to issue 30,570,542 shares of Common Stock for the Series D Preferred Stock and 90,544,000 shares for the Series G Preferred

Stock, or a total of 121,114,542 additional shares.  We also have $740,000 in promissory notes outstanding that are convertible into Series D Preferred Stock (the “Series D Notes”) at $0.0167 per share and, in turn, into our Common Stock on a one for one basis.   As of June 30, 2008, there was $152,424 of accrued interest outstanding on the Series D Notes, any of which may be converted into Series D Preferred Stock on the same basis as the underlying notes.   The combined principal and interest of $892,424 outstanding on the Series D Notes as of June 30, 2008 could require us to issue 53,438,584 shares of our Common Stock upon the conversion of the Series D Notes.

If the holders of our Series D Preferred Stock, Series G Preferred Stock, and our Series D Notes had elected to fully convert these securities to Common Stock on June 30, 2008, we would have been required to issue 174,553,126 additional shares of our Common Stock to them which, when added to the 26,198,177 shares of Common Stock then outstanding, would have given us a total of 200,751,303 shares.  Sales of the shares of Common Stock underlying the preferred stock and Series D Notes in the public trading market, or even the perception that such sales may occur, could materially decrease the market price of our Common Stock.  Any such sales might also make it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Holders of our preferred stock have a majority of the voting power and economic ownership of the Company and various rights that are senior to the rights of holders of Common Stock.  Our Articles of Incorporation authorize the issuance of preferred stock in several different series: namely Series D, Series E, Series F, and Series G.  Our Board of Directors is authorized to determine the rights, provisions, privileges, restrictions, and number of authorized shares of any series of preferred stock.  As the result of various issuances of preferred stock over the past several years to finance the Company’s continuing operations, the holders of preferred stock have greater rights, including voting and economic rights, than the Common Stock.  The issuance of additional shares of preferred stock could adversely affect the value of the Common Stock.  As noted above, the Series D and Series G preferred stock have substantially greater voting power and economic interest in the Company than Common Stock.  Additionally, shares of our Series E and Series F preferred stock, which are not convertible to Common Stock and do not carry any voting rights, have approximately $5.7 million in senior preferences to our Common Stock upon any liquidation of the Company.

Our Series D Notes, which accrue interest that is convertible to shares of our Common Stock at a conversion price substantially below recent market prices , may dilute other holders of our equity securities.  Our Series D Notes accrue interest at 10% per annum.  These notes, and the interest on these notes, may be converted into Series D Preferred Stock at $0.0167 per share and, in turn, to Common Stock on a one for one basis.  We accrued $75,233 in accrued interest on the Series D Notes in fiscal 2008 alone.  If that interest were converted to Series D Preferred Shares, we would have to issue 4,504,970 new Series D Preferred Shares.  The continuing accrual of the convertible interest on the Series D Notes dilutes the relative share of the Company’s equity held by all of the Company’s other Common Stockholders.  Unless otherwise redeemed, or converted by election of the holders, the Series D notes can reasonably be expected to have continued dilutive effects on the preferred stock and the Common Stock, if and to the extent that the market price of the Company’s Common Stock remains above the $0.0167 per share conversion price of the Series D Notes.

Ownership may be diluted by the exercise or grant of employee stock options.  The 2007 Equity Incentive Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s Common Stock to be available for issuance upon the exercise of options granted.  In August 2007, our compensation committee granted a total of 6,750,000 options to six individuals, including officers, employees and consultants, which options vest quarterly beginning September 2007 and are exercisable at $0.11 per share.  Further, in December 2007, we granted 750,000 stock options to two new employees, which are exercisable at $0.14 per share and will vest quarterly beginning at several different dates and some in relation to specific performance goals.  As of June 30, 2008, there were 7,500,000 options outstanding, of which 1,796,875 were exercisable at an exercise price of $0.11 to $0.14 per share.  When shares of Common Stock are issued upon the exercise of these options or other stock options or stock grants that may be made under our Equity Incentive Plan, the ownership of existing shareholders may be diluted.

Our largest shareholder will continue to have significant ownership of our voting securities and voting control for the foreseeable future.  As of the date of this report, Lawrence F. DeGeorge, a member of our Board of Directors, owns or controls approximately 80% of our issued and outstanding capital stock.  As a result, Mr. DeGeorge may be able to effectively control our affairs and business, including the election of directors, and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interests of our minority shareholders in that it may limit our shareholders’ ability to elect or remove directors, delay or prevent a change in control, impede a merger, consolidation, take over or other transaction, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

We do not intend to pay dividends in the foreseeable future.  We do not anticipate paying cash dividends in the foreseeable future.  Instead, we intend to retain future earnings, if any, for reinvestment in our business.  You should not expect to receive any cash dividends as a stockholder of our company.

There is only a limited market for our Common Stock, which could cause our investors to incur trading losses or prevent them from reselling their shares at or above the price they paid for them, or from selling them at all.  Our Common Stock is quoted on the OTC Bulletin Board (OTCBB).  The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or other stock exchanges.  Securities traded on the OTCBB are usually thinly traded, highly volatile, have fewer market makers, and are not followed by analysts.  The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB.  Quotes for stocks included on the OTCBB are seldom listed in newspapers.  Dealers may dominate the market and set prices that are not based on competitive forces.  Moreover, the dealer’s spread (the difference between the bid and ask price) may be large and may result in substantial losses to the seller of shares on the OTCBB if the stock must be sold immediately, and the seller may therefore incur an immediate “paper” loss from the price spread.  Accordingly, demand for shares of our Common Stock on the OTCBB may be decreased or eliminated and holders of our Common Stock may be unable to resell their securities at or near their original acquisition price, or at any price.

Our Common Stock is thinly traded, which may result in low liquidity and price volatility.  The daily trading volume of our Common Stock is relatively low.  If this were to continue in the future, the liquidity and appreciation of our Common Stock may not meet shareholders’ expectations, and the prices at which it trades may be volatile.  The market price of our Common Stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares Common Stock in the market or by the perception that such sales could occur.

The “Penny Stock” rules could make selling our Common Stock more difficult.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must: (i) make a special written suitability determination for the purchaser; (ii) receive the purchaser’s written agreement to a transaction prior to sale; (iii) provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and (iv) obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.  Because of these requirements, broker-dealers may find it difficult to effect customer transactions, related transaction costs will rise and trading activity in our securities may be greatly reduced.  As a result, the market price of our Common Stock may be depressed, and holders may find it more difficult to sell their shares.

Item 7.	FINANCIAL STATEMENTS

See indexes to financial statements on page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A(T). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing capacity for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

Item 8B.                      OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information as to each director and executive officer of ADTI as of September 19, 2008:

Directors and Officers	Age	Position with ADTI
Lawrence F. DeGeorge	64	Director
Matthew W. Shankle	48	Chief Executive Officer, President and Director
James P. Martindale	45	Chief Operations Officer, Executive Vice President of Manufacturing and Technical Operations, and Director
Dwight E. Thomas, III	37	Chief Technology Officer, Executive Vice President of Sales and Marketing
Rebecca L. McCall	51	Vice President of Accounting

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

Matthew W. Shankle - Mr. Shankle was appointed as the Company’s President effective September 11, 1998 and as a Director effective October 3, 1997 from which time he also served as a Vice President of the Company until his appointment as President.  He is responsible for the overall day-to-day operations and strategic direction of the Company in conjunction with the Board of Directors.  He currently is also responsible for leading the business development effort of the Company.  From June 1996 to September 1997, he served as a consultant to the Company for product research and development (R&D).  From 1995 to 1997, Mr. Shankle served as an operations consultant for several high tech R&D/manufacturing subsidiaries of Telxon Corporation, a NASDAQ listed company.  From 1992 to 1995, Mr. Shankle was employed by Virtual Vision, Inc. as the R&D/manufacturing facility development specialist.  Mr. Shankle began his career at Lockheed Missiles and Space in the San Diego area.

James P. Martindale – Mr. Martindale was appointed Vice President of Manufacturing and Technical Operations effective November 12, 2006.  On February 20, 2008, Mr. Martindale was appointed Executive Vice President of Manufacturing and Chief Operations Officer, and was named to the Board of Directors.  He is responsible for directing the Company’s product research and development and manufacturing operations. From 1999 to 2006, was employed by InFocus Digital Media.  His most recent position with InFocus was Senior Director, New Business Development.  He was responsible for developing and executing new business strategies leveraging InFocus’ software, hardware and service assets to offer digital-media solutions to the education, corporate, and digital advertising markets. In addition to his business development role at InFocus, Mr. Martindale held senior positions in Service, Application Engineering, and Technical Sales.  From 1981 to 1999, Mr. Martindale held several positions with Hewlett-Packard Co., ranging from Mechanical Engineer, to Manufacturing Development Manager for HP’s Specialty Printing Systems.  Mr. Martindale holds a Bachelor of Science degree in Mechanical Engineering from San Diego State University.

Dwight (“Jody”) E. Thomas, III – Mr. Thomas was appointed as Executive Vice President of Sales and Marketing and Chief Technology Officer effective October 12, 2007 under a consulting agreement between the Company and Mr. Thomas.  He provided business advice and related consulting services in the areas of video display technology, marketing and business development.  Due to the Company’s growth and changing personnel requirements, subsequent to the end of fiscal 2008, Mr. Thomas was named Director of Product Management and his responsibilities in serving as the EVP of Sales & Marketing and CTO have been reassigned to other Company personnel and consultants.  Mr. Thomas continues to serve as the President, Chief Executive Officer and sole shareholder of Emergent Communications Technology, Inc., a business focusing on emerging vertical technology applications, product development and channel strategies that he formed in April 2007.  From 1997 to 2007, Mr. Thomas served in various roles with Kayye Consulting, Inc., a marketing firm serving the audiovisual industry, which culminated in Mr. Thomas serving as CEO of that company.

Rebecca L. McCall – Ms. McCall was appointed as the Company’s Vice President of Accounting in March of 2008.  She has over 23 years of accounting and finance experience, including substantial experience with SEC reporting and corporate accounting.  She most recently joined the Company with the title of Controller in 1993.  Ms. McCall previously had served as a senior officer of the Company from 1985 to 1990, when she was Vice President of Administration and Director of Accounting.  In addition to her duties as the Company’s Controller, Ms. McCall also served as Controller for College Partnership, Inc. from 2000 to 2003 and as Controller for Television Technology

Corporation from 1990 to 1993.  From 1993 to 2007, Ms. McCall, provided contract accounting and other services to various clients, including the Company. Ms. McCall holds a Bachelors degree in Accounting from Metropolitan State College in Denver, Colorado.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have a separate Audit Committee.  The entire Board acts as the Audit Committee.  One of the members of the Board, Lawrence F. DeGeorge, would qualify as a “financial expert”, as defined by the SEC’s rules promulgated under Section 407 of the Sarbanes-Oxley Act of 2002.

CODE OF BUSINESS CONDUCT AND GUIDELINES ON EMPLOYEE CONFLICTS OF INTEREST

On March 17, 2008, the Company’s Board of Directors approved Company policies on officer and employee conduct.  These policies specify the ethical standards and business principles that guide the activities of Advance Display Technologies, Inc. including its operating subsidiaries, divisions and affiliates (the “Company”), and its officers, directors, and employees.   It also establishes methods of assuring that the standards and principles are observed.

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

Based on our review of the copies of reports filed and upon written representations, we believe that during the fiscal year 2008, executive officers, directors and ten percent stockholders of the company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, except for the following:

1.
A Form 4 related to a Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge by which he agreed to purchase shares of Series G Convertible Preferred Stock was filed late due to an oversight.

Item 10.	EXECUTIVE COMPENSATION

Compensation

The following table sets forth in summary form the compensation received during each of the Company’s last three fiscal years by the Chief Executive Officer and Chief Financial Officer of the Company, and each executive officer whose total compensation exceeded $100,000.

SUMMARY COMPENSATION

Name (a)	Year Ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compens-ation ($) (g)	Non-qualified deferred Compens-ation earnings ($) (g)	All Other Compens-ation (h)	Total (i)
Matthew W. Shankle	2008	$132,686	$0	$0	$49,516(1)	$0	$0	$0	$182,202(1)
President and CEO	2007(2)	$141,015	$0	$0	$0	$0	$0	$0	$141,015
	2006(3)	$131,154	$0	$0	$0	$0	$0	$0	$131,154

James P. Martindale	2008	$150,000	$0	$0	$37,136(4)	$0	$0	$0	$187,136(4)
Executive Vice	2007	$ 92,308	$0	$0	$0	$0	$0	$0	$ 92,308
President of
Manufacturing, COO

Dwight E. Thomas, III	2008	$0	$0	$0	$24,756(5)	$0	$0	$157,500(6)	$182,256(5,6)
Executive Vice
President of Sales and
Marketing, CTO

Rebecca L. McCall	2008	$106,923	$0	$0	$24,756(5)	$0	$0	$0	$131,679(5)
Vice President of
Accounting

John W. Temple(7)	2007	$100,000	$0	$0	$0	$0	$0	$15,632(8)	$115,632
Former Vice President,	2006	$100,000	$0	$0	$0	$0	$0	$19,541(9)	$119,541
Technical Sales

(1)	Includes vested option to purchase 500,000 shares of the Company’s common stock out of the option to purchase 2,000,000 shares of common stock granted on August 15, 2007.
(2)	Includes wages of $12,692 accrued in prior years.
(3)	Includes wages of $21,154 accrued in prior years.
(4)	Includes vested option to purchase 375,000 shares of the Company’s common stock out of the option to purchase 1,500,000 shares of common stock granted on August 15, 2007.
(5)	Includes vested option to purchase 250,000 shares of the Company’s common stock out of the option to purchase 1,000,000 shares of common stock granted on August 15, 2007.
(6)
Includes $36,000 in consulting fees to Emergent Communications Technology, Inc. that Mr. Thomas serves as the President, CEO and sole shareholder and $121,500 in consulting fees paid to Mr. Thomas directly.

(7)	Mr. Temple’s employment agreement with the Company expired December 31, 2007 and was not renewed. His compensation for fiscal 2008 was less than $100,000.
(8)	Includes vested option to purchase 480,000 shares of the Company’s common stock out of the option to purchase 1,680,000 shares of common stock granted on October 20, 2005.
(9)	Includes vested option to purchase 600,000 shares of the Company’s common stock out of the option to purchase 1,680,000 shares of common stock granted on October 20, 2005.

Incentive Plans

Equity Incentive Plan – In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan.  The purposes of the Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants.  The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.

The 2007 Plan authorizes the Compensation Committee to grant to participants in the Plan (i) stock options (which may be non-qualified options, or, for employees, incentive stock options (“ISOs”)), (ii) stock appreciation rights (“SARS”) (which may be issued in tandem with stock options), (iii) restricted stock grants (either an outright grant of stock or a grant of stock subject to and conditioned upon employment or performance related goals), and (iv)stock units (which means a measurement component equal to the fair market value of one share of stock on the date for which a determination is made pursuant to the provisions of the 2007 Plan) (collectively “Awards”).  All of the Company’s employees and all of the Company’s directors are eligible for grants of awards under the terms of the 2007 Plan.

The foregoing summary of the 2007 Plan is qualified in its entirety by reference to the full text of the 2007 Plan which was filed as Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference.

2008 Outstanding Equity Awards to Officers at Fiscal Year-End

	Option Award					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Matthew W. Shankle	(1)500,000	(2)1,500,000	0	$0.11	2017	0	$0	0	$0
James P. Martindale	(3)375,000	(4)1,125,000	0	$0.11	2017	0	$0	0	$0
Dwight E. Thomas, III(5)	250,000	750,000	0	$0.11	2017	0	$0	0	$0
Rebecca L. McCall	250,000	750,000	0	$0.11	2017	0	$0	0	$0

(1)	Includes 250,000 non-qualified options.

(2)	Includes 750,000 non-qualified options.

(3)	Includes 125,000 non-qualified options.

(4)	Includes 375,000 non-qualified options.

(5)	Non-qualified options.

As of June 30, 2008 there were 5,500,000 options outstanding to officers of which 1,375,000 were exercisable at an exercise price of $.11 per share and expire in 2017.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,500,000	$0.11 to $0.14	17,020,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	7,500,000	$0.11 to $0.14	17,020,000

On August 15, 2007, the Compensation Committee approved the grant of 6,750,000 options to officers, employees and consultants (six persons).  The options vest quarterly over 16 quarters beginning September 30, 2007, are exercisable at $0.11 per share and expire August 14, 2017.

On December 21, 2007, the Compensation Committee of the Board of Directors granted 750,000 stock options to two new employees.  All of the options are exercisable at $0.14 per share and will expire on December 20, 2017.   550,000 of the options will vest at the end of each fiscal quarter over 16 quarters, with 250,000 beginning to vest on December 31, 2007, and 300,000 beginning to vest on March 31, 2008.  The vesting of the remaining 200,000 options depends on the employee’s successful achievement of specific performance metrics over eight quarters beginning with the quarter ending September 30, 2008.

Compensation of Directors

The following table sets forth compensation of the Board of Directors for the fiscal year ended June 30, 2008.  Members may also be reimbursed for expenses to attend the meetings.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Non-qualified deferred Compen-sation earnings ($) (f)	All Other Compen--sation (g)	Total (h)
Lawrence F. DeGeorge	$0	$0	$0	$0	$0	$0	$0
Matthew W. Shankle (1)
John W. Temple (1)

(1)	Included in the Summary of Compensation table under Item 10. Executive Compensation, above.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 19, 2008, certain information regarding the equity securities of ADTI beneficially owned of record by each officer, director, each person known by ADTI to beneficially own 5% or more of the voting securities of ADTI, and all officers and directors as a group.  Information as to beneficial ownership is based upon statements furnished to the Company by such persons.  The voting securities of the Company consist of (i) Common Stock that is entitled to one vote per share, (ii) Series D Preferred Stock that is entitled to one vote per share, and (iii) Series G Preferred Stock that is entitled to 1000 votes per share.  As of September 19, 2008, the Company had outstanding 26,198,177 shares of Common Stock, 30,570,742 shares of Series D Preferred Stock, and 90,544 shares of Series G Preferred Stock.  Unless otherwise stated, all shares are owned directly by the reporting person.  For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common and Series D Preferred Stock outstanding on such date, plus: (1) the aggregate amount of Common Stock that could be issued upon conversion of the Series G Preferred Stock, plus (2) the aggregate amount of Common Stock which could be issued upon the exercise of options within 60 days of such date, plus (3) the aggregate amount of Series D Preferred Stock that could be issued upon conversion of the outstanding convertible, redeemable promissory notes and accrued interest.

Name and address of beneficial owners	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Total amount and nature of Beneficial Ownership	Total Percent of Beneficial Ownership
				Preferred
William W. Becker Box 143 Grand Cayman Island British West Indies	Common $.001 Par (“Common”)	2,070,647	7.42%	Series D	0	0.00%	2,070,647	1.41%
Lawrence F. DeGeorge (1) 140 Intracostal Pointe Drive Suite 410 Jupiter, FL 33477	Common	4,182,509	14.98%	Series D(2) Series G	43,210,997 90,544,000	73.88% 100.00%	(2)137,937,506	78.72%
Bruce H. Etkin 1512 Larimer St., No. 325 Denver, CO 80202	Common	3,589,434	12.86%	Series D	0	0.00%	3,589,434	2.44%
James P. Martindale(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(3)	468,750	1.68%	Series D	0	0.00%	(3)468,750	0.32%
Rebecca L. McCall(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(4)	320,430	1.15%	Series D	0	0.00%	(4)320,430	0.22%
G. Schneider Holdings, Co. 12300 Liberty Boulevard Englewood, CO 80112	Common	5,462,379	19.57%	Series D	0	0.00%	5,462,379	3.71%

Name and address of beneficial owners	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Total amount and nature of Beneficial Ownership	Total Percent of Beneficial Ownership
				Preferred
Gene W. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(5)	5,462,379	19.57%	Series D	(6)41,515,013	72.72%	(5,6)46,977,392	27.03%
Louise H. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(7)	5,462,379	19.57%	Series D	0	0.00%	(6)5,462,379	3.71%
Mark L. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(8)	8,235,784	29.50%	Series D	0	0.00%	(7)8,235,784	5.59%
Carla G. Shankle 7334 South Alton Way Suite F Centennial, CO 80112	Common(9)	5,462,379	19.57%	Series D	0	0.00%	(8)5,462,379	3.71%
Matthew W. Shankle(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(10)	625,000	2.24%	Series D	0	0.00%	(9)625,000	0.42%
Dwight E. Thomas, III(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(11)	312,500	1.12%	Series D	0	0.00%	(11)312,500	0.21%
Tina M. Wildes 12300 Liberty Boulevard Englewood, CO 80112	Common(12)	5,462,379	19.57%	Series D	0	0.00%	(12)5,462,379	3.71%
All executive officers and directors as a group (5 persons)	Common(13)	5,909,189	21.17%	Series D Series G	(2)43,210,997 90,544,000	73.88% 100.00%	(2,13)139,664,186	80.53%

(1)	Officer or director

(2)	Includes convertible, redeemable promissory notes and accrued interest convertible into 27,920,578 shares of Series D Stock.

(3)	Includes options to purchase 468,750 shares of Common Stock at $0.11 per share, which expire in 2017.

(4)	Includes options to purchase 312,500 shares of Common Stock at $0.11 per share, which expire in 2017.

(5)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(6)	Includes convertible, redeemable promissory notes and accrued interest convertible into 26,515,014 shares of Series D Stock.

(7)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(8)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the Executive Committee.

(9)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(10)	Includes options to purchase 625,000 shares of Common Stock at $0.11 per share, which options expire in 2017.

(11)	Includes options to purchase 312,500 shares of Common Stock at $0.11 per share, which options expire in 2017.

(12)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(13)	Includes 1,718,750 options to purchase Common Stock.

Changes in Control

The Company knows of no arrangement or events, the occurrence of which may result in a change in control.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2008, the Company had revolving, convertible, redeemable promissory notes totaling $740,000, 10% demand notes totaling $800,000 and accrued interest of $321,008 all of which were due to a director and a shareholder.  The Company also had payables totaling $35,821 due to related parties.

During fiscal 2008, a director and shareholder purchased 13,475 and 36,364 shares of Series G Preferred Stock at a price of $90 and $110 per share, respectively, for total proceeds of $1,212,750 and $4,000,000, respectively.

At June 30, 2007, the Company had revolving, convertible, redeemable promissory notes totaling $740,000, 10% demand notes totaling $800,000 and accrued interest of $244,441 due to a director and a shareholder, as well as  payables totaling $11,759 due to related parties.

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

Management of the Company believes that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

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

3.4	Corrected Articles of Amendment to the Articles of Incorporation dated August 5, 1994. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

3.5	Articles of Amendment to the Company’s Articles of Incorporation regarding designation of the Series C Preferred Stock (incorporated by reference, Form 8-K filed June 4, 1997).

3.6	Certificates of Designation for Preferred Stock (incorporated by reference, Form 8-K filed December 20, 2004).

3.7	Articles of Amendment to the Company's Articles of Incorporation regarding the Certificate of Designation of the Series G Preferred Stock.

3.8	Articles of Amendment to the Company’s Certificate of Designation of the Series D Preferred Stock.

3.9	Articles of Amendment to the Company’s Articles of Incorporation regarding an increase in the Company’s authorized common and preferred stock.

3.10	Amendment to the Certificate of Designation of the Series G Preferred Stock of the Company (incorporated by reference, Form 8-K filed November 19, 2007).

3.11	Amended and Restated Certificate of Designation of the Series G Preferred Stock of the Company (incorporated by reference, Form 8-K filed February 27, 2008).

4.1	Specimen certificate for Common Stock, par value $.001 per share of ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended September 30, 1987).

4.2	Form of Convertible, Redeemable Promissory Note (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1999).

4.3
Form of Warrant for the Purchase of Shares of Common Stock issued to Tucker Anthony Sutro Capital Markets, Inc. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 2001).

4.4	Subscription Agreement between the Company and New Iplan AR, LLC dated December 1, 2007 (incorporated by reference, Form 8-K filed March 6, 2007 and Form 8-K/A filed June 19, 2007).

4.5	Subscription Agreement between the Company and New Iplan AR, LLC dated April 4, 2007 (incorporated by reference, Form 8-K filed April 10, 2007 and Form 8-K/A filed June 19, 2007).

4.6	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated June 27, 2007 (incorporated by reference, Form 8-K filed June 29, 2007).

4.7	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated June 28, 2007 (incorporated by reference, Form 8-K filed June 29, 2007).

4.8	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated November 13, 2007 (incorporated by reference, Quarterly Report on Form 10-QSV for the quarter ended September 30, 2007).

4.9	Subscription Agreement between the Company and Mr. Lawrence F. DeGeorge dated February 27, 2008 (incorporated by reference, Form 8-K filed February 27, 2008).

4.10	Notice of Exercise from the Company to Mr. Lawrence F. DeGeorge (incorporated by reference, Form 8-K filed July 2, 2008).

10.1	1997 Equity Incentive Plan dated September 18, 1997 (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1997).

10.2	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1997).

10.3	Letter of Intent with Regent Worldwide Sales, LLC dated May 23, 2002 (incorporated by reference, Form 8-K filed May 28, 2002).

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

10.12	Executive Employment Agreement with John W. Temple dated December 1, 2004 (incorporated by reference, Form 8-K filed December 20, 2004).

10.13	Settlement Agreement with Lawrence F. DeGeorge dated January 11, 2005 (incorporated by reference, Form 8-K filed January 18, 2005).

10.14	Form of Revolving 10% Convertible, Redeemable Promissory Note (incorporated by reference, Form 8-K filed January 18, 2005).

10.15	Settlement Agreement and Release of Claims with Cybotics Systems, Cache Media, Inc. and Stephen J. Shankle dated November 8, 2005 (incorporated by reference, Form 8-K filed November 11, 2005).

10.16	2007 Equity Incentive Plan (incorporated by reference, to the Company’s definitive proxy statement on Schedule 14A filed January 31, 2007).

10.17	Consulting Agreement dated October 1, 2007 between Dwight E. Thomas III and the Company (incorporated by reference, Form 8-K filed October 18, 2007).

10.18	Standard Industrial/Commercial Single-Tenant Lease and Guaranty of Lease effective April 1, 2008 (incorporated by reference, Form 8-K filed April 1, 2008).

*14.1	Code of Conduct

*21	List of Subsidiaries

*31	Certificate of President, Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32	Certificate of President, Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	FILED WITH THIS REPORT

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to AJ Robbins, PC

For the fiscal years ended June 30, 2008 and June 30, 2007, AJ Robbins, PC provided services in the following categories and amounts:

	Fiscal Year Ended
	June 30, 2008	June 30, 2007
Audit Fees (1)	$64,610	$35,095
Tax Fees (2)	$2,500	$2,500
All Other Fees	$-	$-

(1)	Audit fees consist of fees for the audit of the Company’s financial statementsand review of financial statements included in the Company’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of federal and State income tax returns.

There were no non-audit services rendered to the Company by AJ Robbins, PC in fiscal 2008 and 2007.  While the Board acting as the Audit Committee has not established formal policies and procedures concerning pre-approval of audit and non-audit services, the Company’s executive officer has been directed by the Board that all audit and non-audit services must be approved in advance by the Board.  The establishment of any such formal policies or procedures in the future is subject to the approval of the Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle	Date: October 13, 2008
By: Matthew W. Shankle
President, Chief Executive and Financial Officer

/s/ Rebecca L. McCall	Date: October 13, 2008
By: Rebecca L. McCall
President Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lawrence F. DeGeorge	Date: October 13, 2008
By: Lawrence F. DeGeorge
Director

/s/ Matthew W. Shankle	Date: October 13, 2008
By: Matthew W. Shankle
Director

/s/ James P. Martindale	Date: October 13, 2008
By: James P. Martindale
Director

Advance Display Technologies, Inc.
(A Development Stage Company)

Financial Statements
June 30, 2008 and 2007

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - June 30, 2008	F-3

Statements of Operations - For the Years Ended June 30, 2008 and 2007, and Cumulative	F-4
from Inception (March 15, 1995) through June 30, 2008

Statement of Changes in Stockholders’ Equity (Deficit) - For the Period from Inception	F-5
(March 15, 1995) through June 30, 2008

Statements of Cash Flows - For the Years Ended June 30, 2008 and 2007, and Cumulative	F-11
from Inception (March 15, 1995) through June 30, 2008

Notes to the Financial Statements	F-13

AJ. ROBBINS, PC
216 16TH STREET, SUITE 600
DENVER, CO  80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two year period then ended (consolidated for the year ended June 30, 2008).  The financial statements for the period from inception (March 15, 1995) to June 30, 2005, were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from inception (March 15, 1995) to June 30, 2005 include total revenues and net loss of $601,637 and $11,499,513, respectively.  Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception (March 15, 1995) to June 30, 2008, insofar as it relates to amounts for prior periods through June 30, 2005, is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advance Display Technologies, Inc. as of June 30, 2008, and the results of its operations and its cash flows for each of the years in the two year period then ended (consolidated as of and for the year ended June 30, 2008) and for the period from inception (March 15, 1995) to June 30, 2008 in conformity with U.S. generally accepted accounting principles.

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

AJ ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
September 3, 2008

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
JUNE 30,

ASSETS
2008
Current Assets:
Cash	$1,271,364
Component inventory	224,314
Work in progress inventory	102,561
Vendor deposits	33,400
Other current assets	57,512
Total current assets	1,689,151

Property and Equipment, net	1,153,892
Deferred Manufacturing costs	407,232
Deposits	31,353

Total Assets	$3,281,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable:
Trade	$989,450
Related party	35,821
Revolving, convertible, redeemable promissory notes to related parties	740,000
Demand notes to related parties	800,000
Accrued interest payable to related parties	321,008
Other accrued liabilities	49,808
Total current liabilities	2,936,087

Long-term Capital Lease Obligations, less current maturities:	19,729

Total liabilities	2,955,816

Commitments and Contingencies

Stockholders’ Equity:
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 30,570,742 shares issued and outstanding (liquidation preference of $510,531)	30,571
Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,240,115).	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015).	4,549
Preferred Series G stock, $.001 par value, 100,000 shares authorized, 90,544 shares issued and outstanding (liquidation preference of $8,802,750)	91
Common Stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 shares issued and outstanding	26,199
Additional paid-in capital	20,442,137
Deficit accumulated during the development stage	(20,178,744)
Total stockholders’ equity	325,812

Total Liabilities and Stockholders’ Equity	$3,281,628

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2008	2007	2008
	(Consolidated)
Consulting Revenue	$–	$–	$91,014

Other Income:
Related party interest income	–	–	162,761
Other interest income	19,224	703	29,000
Settlement income	–	–	463,179
Other	–	–	550
Total revenue and other income	19,224	703	746,504

Costs and Expenses:
Cost of consulting revenues	–	–	93,648
Manufacturing operations	549,287	–	549,287
General and administrative	1,472,359	711,938	7,019,013
Marketing	345,290	217,305	955,890
Research and development	2,864,284	1,047,601	8,081,389
Impairment of intangible assets	–	–	451,492
Interest expense - related party	156,567	152,750	4,009,688
Total costs and expenses	5,387,787	2,129,594	21,160,407

Loss Before Discontinued Operations and Extraordinary Gain	(5,368,563)	(2,128,891)	(20,413,903)

Loss from Discontinued Operations	–	–	(202,278)
Gain on Disposal of Discontinued Operations	–	–	108,652

Loss Before Extraordinary Gain	(5,368,563)	(2,128,891)	(20,507,529)

Extraordinary Gain Due to Forgiveness of Debt	–	–	328,785

Net Loss	$(5,368,563)	$(2,128,891)	$(20,178,744)

Accrued Preferred Series E Dividend	(50,448)	(50,448)	(231,220)

Net Loss Applicable to Common Shareholders	$(5,419,011)	$(2,179,339)	$(20,409,964)

Net Loss Per Common Share (Basic and Diluted):	$(.21)	$(.08)

Weighted Average Shares of Common Stock Outstanding	26,198,177	26,198,177

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2008

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
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2008

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
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2008

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
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2008

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2008

(Continued)

	Preferred Stock
	Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, June 30, 2005	-	$-	29,500,000	$29,500	1,008,985	$1,009	4,549,015	$4,549	-	$-
Issuance of Series D Preferred stock for
Deferred compensation	-	-	2,000,000	2,000	-	-	-	-	-	-
Deferred compensation related to issuance
of Series D Preferred stock	-	-	-	-	-	-	-	-	-	-
Debt convertible at below market	-	-	-	-	-	-	-	-	-	-
Compensation expense on vested options	-	-	-	-	-	-	-	-	-	-
Unearned Series D Preferred stock	-	-	(5,719,678)	(5,720)	-	-	-	-	-	-
Settlement of debt for common stock	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2006	-	$-	25,780,322	$25,780	1,008,985	$1,009	4,549,015	$4,549	-	$-

Issuance of Series G Preferred stock	-	-	-	-	-	-	-	-	40,705	41
Preferred Subscriptions Receivable	-	-	-	-	-	-	-	-	-	-
Compensation expense on vested options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2007	-	$-	25,780,322	$25,780	1,008,985	$1,009	4,549,015	$4,549	40,705	$41

Receipt of Subscription Receivable	-	-	-	-	-	-	-	-	-	-
Issuance of Series G Preferred stock	-	-	-	-	-	-	-	-	49,839	50
Conversion of accrued interest to Series D
Preferred stock	-	-	4,790,420	4,791	-	-	-	-	-	-
Compensation expense on vested options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2008 (Consolidated)	-	$-	30,570,742	$30,571	1,008,985	$1,009	4,549,015	$4,549	90,544	$91

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2008

(Continued)

	Preferred			Additional	Deferred
	Subscriptions	Common Stock		Paid-In	Merger	Deferred	Accumulated
	Receivable	Shares	Amount	Capital	Costs	Compensation	Deficit	Total
BALANCE, June 30, 2005	$-	25,618,177	$25,619	$11,201,712	$-	$(232,247)	$(11,499,513)	$(469,371)
Issuance of Series D Preferred stock for
Deferred compensation	-	-	-	67,500	-	(69,500)	-	-
Deferred compensation related to issuance
of Series D Preferred stock	-	-	-	-	-	4,256	-	4,256
Debt convertible at below market	-	-	-	340,000	-	-	-	340,000
Compensation expense on vested options	-	-	-	19,541	-	-	-	19,541
Unearned Series D Preferred stock	-	-	-	(291,771)	-	297,491	-	-
Settlement of debt for common stock	-	100,000	100	4,900	-	-	-	5,000
Exercise of stock options	-	480,000	480	13,920	-	-	-	14,400
Net loss	-	-	-	-	-	-	(1,181,777)	(1,181,777)

BALANCE, June 30, 2006	$-	26,198,177	$26,199	$11,355,802	$-	$-	$(12,681,290)	$(1,267,951)

Issuance of Series G Preferred stock	-	-	-	3,589,959	-	-	-	3,590,000
Preferred Subscriptions Receivable	(500,000)	-	-	-	-	-	-	(500,000)
Compensation expense on vested options	-	-	-	15,632	-	-	-	15,632
Net loss	-	-	-	-	-	-	(2,128,891)	(2,128,891)

BALANCE, June 30, 2007	$ (500,000)	26,198,177	$26,199	$14,961,393	$-	$-	$(14,810,181)	$(291,210)

Receipt of Subscription Receivable	500,000	-	-	-	-	-	-	500,000
Issuance of Series G Preferred stock	-	-	-	5,212,700	-	-	-	5,212,750
Conversion of accrued interest to Series D
Preferred stock	-	-	-	75,209	-	-	-	80,000
Compensation expense on vested options	-	-	-	192,835	-	-	-	192,835
Net loss	-	-	-	-	-	-	(5,368,563)	(5,368,563)

BALANCE, June 30, 2008 (Consolidated)	$-	26,198,177	$26,199	$20,442,137	$-	$-	$(20,178,744)	$325,812

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2008	2007	2008
Cash Flows From (To) Operating Activities	(Consolidated)
Net loss	$(5,368,563)	$(2,128,891)	$(20,178,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–	202,278
(Gain) on disposition of discontinued operations	–	–	(108,652)
(Gain) on debt and trade payables forgiven	–	–	(496,777)
Acquired research and development expense	–	–	2,536,494
Impairment of intangibles	–	–	451,492
Impairment of assets	193,392	186,981	380,373
Depreciation and amortization of property and equipment	77,105	22,657	405,661
Amortization of deferred merger costs	–	–	75,000
Stock and stock option compensation expense	192,835	15,632	449,142
Interest expense related to debt discount	–	–	1,893,573
Loss on sale of property and equipment	–	1,570	7,015
(Increase) decrease in:
Inventory	(520,267)	(132,000)	(646,219)
Vendor deposits	(33,400)	–	(33,400)
Other current assets	(38,243)	(7,550)	(113,997)
Increase (decrease) in:
Accounts payable	731,990	201,427	987,572
Accrued interest payable to stockholders	156,567	152,750	2,043,163
Other accrued liabilities	18,452	1,024	(130,288)
Net cash used in operating activities	(4,590,132)	(1,686,400)	(12,276,314)
Cash Flows from (To) Investing Activities:
Purchases of property and equipment	(1,159,293)	(76,819)	(1,410,493)
Proceeds from sale of property and equipment	–	–	17,030
Long-term deposits	(15,253)	(16,100)	(31,353)
Deferred manufacturing costs	(412,968)	–	(412,968)
Advances to affiliates	–	–	(932,925)
Purchase of note receivable and security interest	–	–	(225,000)
Cash received in acquisition	–	–	303,812
Net cash used in investing activities	(1,587,514)	(92,919)	(2,691,897)
Cash Flows from (To) Financing Activities:
Proceeds from stock sales	6,212,750	2,590,000	9,505,877
Proceeds from exercise of options	–	–	14,400
Proceeds from notes payable to stockholders	–	300,000	6,429,754
Proceeds from line-of-credit	–	–	299,505
Principal payments on leased equipment	(1,339)	(3,330)	(9,961)
Net cash provided by financing activities	6,211,411	2,886,670	16,239,575
Increase in Cash and Cash Equivalents	33,765	1,107,351	1,271,364
Cash and Cash Equivalents, Beginning of period	1,237,599	130,248	–
Cash and Cash Equivalents, End of period	$1,271,364	$1,237,599	$1,271,364

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2008	2007	2008

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$–	$–	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$-	$-	$2,199,026
Conversion of notes payable stockholders to common stock	$-	$-	$550,000
Conversion of interest payable on notes to notes payable	$–	$–	$12,354
Retirement of shares in settlement	$–	$–	$1,402
Extinguishment of debt and trade payables	$–	$86,177	$496,777
Acquired membership interest in Regent Theaters, LLC and
Regent Releasing, LLC	$–	$–	$50,000
Conversion of Preferred Series C stock to common stock	$–	$–	$1,844
Subscriptions for Preferred Series D stock	$–	$–	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$–	$–	$(325,000)
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D stock	$80,000	$–	$80,000
Conversion of demand notes and accrued interest to Preferred Series E stock	$–	$–	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$–	$–	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$–	$–	$75,000
Equipment acquired under capital lease	$19,608	$–	$34,211
Issuance of shares of Common Stock for debt	$–	$–	$5,000
Issuance of shares of Preferred Series D stock for
deferred compensation	$–	$–	$304,500
Cancellation of unearned Preferred Series D stock	$–	$–	$(297,491)
Subscriptions for Preferred G stock	$–	$1,000,000	$1,008,000

See accompanying notes to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Organization and Nature of Operations – Advance Display Technologies, Inc. (“ADTI” or the “Company”) is in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  The fiscal year end is June 30.  The Company was incorporated under the laws of the State of Colorado on October 7, 1983.  ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and since December 2004, ADTI also has engaged in the business of the technological development and manufacture of certain proprietary Light Emitting Diode (LED) display screen systems, (the “Screen Business”).

Principles of Consolidation - On July 23, 2007, the Company formed a subsidiary called ADTI Media Inc. (the “Subsidiary”), purchased 100 shares of the Subsidiary’s common stock for $100 and is the sole shareholder of the Subsidiary.  The consolidated financial statements include the accounts of the Company and the Subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Plan of Operation – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations.  Since inception, the Company has devoted most of its efforts on raising capital and research and development efforts.  Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $1,246,936 as of June 30, 2008.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2008, the Company’s business activities included raising a substantial amount of new capital for initiating manufacturing operations and the continued efforts of research and development for its proprietary light emitting diode (“LED”) display products (“LED Screens”), utilizing the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Project Engineering Firm”).  In addition, the Company: (1) implemented and brought on line its Temecula California production facility; (2) began production of its proprietary SkyNet™ LED Screens; (3) significantly increased its workforce; (4) conducted sales and marketing analysis and operations to support and bring to market such production capacity; and (5) continued proprietary product development activities.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of SkyNet™ video display screens in the second half of fiscal 2009.  The success of this sales and marketing effort may be impaired if there are delays in the Company’s resumption of manufacturing operations, which were disrupted by supplier issues during the first quarter of fiscal 2009.

Management believes the current core investors will continue to fund the Company’s operations on an as-needed basis through the fourth quarter of fiscal 2009.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Component Inventory – Component inventory consists of parts and materials stated at the lower of cost or market on a first in - first out basis.  Parts that may be used in research and development activities will be expensed as used.

Work-in-Progress Inventory – Work-in-progress inventory consists of raw materials, labor and overhead used to build subassemblies and finished product assemblies.

Property and Equipment – Property and equipment are stated at cost.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from 3 to seven years) of the respective assets.  Depreciation expense for the years ended June 30, 2008 and June 30, 2007 was $71,369 and $22,657, respectively.  The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its LED mesh display screens.

Deferred Manufacturing Costs - During the year ended June 30, 2008, the Company initiated manufacturing activities for its LED Screens.  Costs associated with production engineering, process development and facility preparation  have been capitalized as deferred manufacturing costs and will be amortized over the estimated life of this generation of the LED Screens, currently estimated to be three years.  Amortization expense for the year ended June 30, 2008 was $5,736.  Annual amortization for the years ended June 30, 2009, 2010 and 2011 is expected to be $137,656, $137,656 and $131,921, respectively.

Income Taxes – Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates that will be in effect when these differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes ,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended June 30, 2006 through 2008 for U.S. Federal Income Tax and for the tax years ending June 30, 2006 through 2008 for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

The Company does not have any unrecognized tax benefits as of July 1, 2007 and June 30, 2008 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of July 1, 2007 or June 30, 2008.

Research and Development – Research and development for new products or product improvements are charged to expense as incurred.

Impairment of Long-Lived Assets – If facts and circumstances indicate that the carrying value of long-lived assets may be impaired, then an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

At June 30, 2007, the Company recorded an impairment of a manufacturing mold for parts used in the Company’s Generation-2 LED Screen.  The impairment of $54,981 has been recorded to research and development expense in the accompanying Statement of Operations.

Use of Estimates – The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition – Consulting revenue is recorded when goods are shipped from the supplier to the customer for orders on which the Company provided consulting services.  Notice of defects or incomplete shipments are directed to the supplier for resolution.  Sales revenue will be recorded when goods are shipped by the Company or another supplier to the customer.

Fair Value of Financial Instruments –The Company’s financial instruments, including cash and cash equivalents, vendor deposits, accrued liabilities, accounts payable and notes payable are carried at historical cost, which approximates their fair value because of the short-term maturities or repayment terms of these instruments.

Stock-Based Compensation – The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-retrospective method on July 1, 2005.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-retrospective method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of July 1, 2005 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after July 1, 2005.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company accounted for the stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Primarily as a result of adopting SFAS No. 123R, the Company recognized $192,835 and $15,632 in share-based compensation expense for the years ended June 30, 2008 and 2007, respectively.  There were 7,500,000 new incentive options granted during the year ended June 30, 2008.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.007 and $.001 per share for 2008 and 2007, respectively.  The fair value of the stock options was estimated using the Black-Scholes option pricing model.

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving, Convertible, Redeemable Promissory Notes and related interest, Stock Options and the convertible preferred stock.  Basic and diluted EPS were the same for 2008 and 2007 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, preferred stock and options in 2008 and 2007 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

Fiscal Year Ended June 30,	Preferred Series D stock	Preferred Series G stock	Convertible, redeemable promissory notes	Interest on convertible redeemable promissory notes	Vested Stock Options

2008	30,570,742	90,544,000	44,311,377	9,127,202	1,796,875

2007	25,780,322	40,705,000	44,311,377	9,412,633	1,100,000

Had such shares been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 171,213,281 and 112,379,226 for the years ended June 30, 2008 and 2007, respectively.

Comprehensive Loss – Comprehensive loss represents all changes in shareholders’ equity exclusive of transactions with owners, such as capital investments.  Comprehensive loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for all periods presented in these financial statements.

Impact of Recently Issued Accounting Pronouncements – The Company has adopted all accounting pronouncements effective before June 30, 2008, which are applicable to the Company.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the  FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“FAS 161”). This standard enhances required disclosures regarding derivatives and hedging activities to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  Requirements under FAS 161 include disclosure of the objectives for using derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of credit risk related features, and cross-referencing within the footnotes of derivative-related information.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects to comply with the disclosure provision of adopting FAS 161 upon adoption.

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company will adopt this standard as of July 1, 2008. The Company does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. The company will adopt the pronouncement effective for periods beginning after July 1, 2008. The Company currently is evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS NO. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect that may result from the adoption of SFAS No. 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

2.         Property and Equipment:

Property and equipment consist of the following at June 30, 2008.

Office furniture and equipment	$134,406
Capitalized software	23,312
Equipment	343,699
Manufacturing tooling	760,279
Leasehold improvements	34,100
1,295,796
Less accumulated depreciation and amortization	(141,904)

Property and equipment, net	$1,153,892

3.	Impairment of assets:

In June 2008 the Company completed one-half of its first 123 square foot production level SkyNet™ Screen.  The second half of this screen was completed in July and early August 2008.  The Company installed the completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers the Company removed the screen and returned it to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing facility for analysis and repair.  Because of the extent of the defective components, the screen would not be repaired for sale.  As a result, the Company recorded an impairment to work in progress and component inventory of $380,266 and $3,259, respectively, at June 30, 2008, for the defective parts of the screen and the additional faulty components on hand at June 30, 2008 from the same supplier..  The screen will be used internally for marketing demonstrations and for ongoing development and testing.  Therefore $190,133 of work in progress inventory was capitalized to marketing and research and development equipment ..   These costs capitalized to research and development  and marketing will be amortized over the expected useful life of three years.  Estimated annual amortization is expected to be approximately $63,000.  The remaining $190,133 of impaired work in progress and the $3,259 of impaired component inventory were expensed to manufacturing costs in the accompanying Statement of Operations.  The Company expects to record a similar amount of impairment to inventory in the first quarter of fiscal 2009 for the second half of the screen.  The impairment to inventory does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

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

At June 30, 2008 the Company had total revolving, convertible, redeemable promissory notes outstanding to related parties of $740,000 and total 10% demand notes outstanding to related parties of $800,000.  The revolving, convertible, redeemable promissory notes, together with accrued interest, are convertible into shares of the Company’s Series D Convertible Preferred Stock at $.0167 per share.  The Series D is convertible into the Company’s Common Stock at the same price per share. Interest expense for the fiscal years ended June 30, 2008 and 2007 relating to these notes was $156,567 and $152,750, respectively.  Interest payable on these notes totaled $321,008 at June 30, 2008.

5.	Lease Obligations:

Colorado Lease - The Company leases office and warehouse space in Centennial, Colorado on a month-to-month basis.  The Company’s current monthly rental payment for this space is approximately $2,469, including operating expenses.

New Jersey Lease – The Company leases office, product demonstration and product maintenance space in Rockaway, New Jersey.  The lease is for a five-year term beginning December 2006 and calls for monthly base lease payments of $1,342, plus common area maintenance charges and taxes, currently at $668 and $303 per month, respectively.  The Company currently is not using this facility and continues with plans to sublease all or a portion of this space until such time as it is required for the Company’s business.  The Company does not currently have a sublease tenant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

California Lease – On March 27, 2008, the Company entered into a lease for approximately 19,360 square feet of industrial space in Temecula, California, for a five (5) year rental term beginning April 1, 2008 and ending March 31, 2013.  The facility is to be used for the manufacture of the Screens and research and development activities.  The Lease calls for a monthly payment of $13,552 for the first year of the lease and a security deposit of $15,253, with increased rental amounts in each year of the five year term, commencing with $13,552 per month for the year ending March 31, 2009 and ending with $15,253 per month for the year ending March 31, 2013.  In addition, the Company will pay a percentage of the annual rent to the Lessor’s broker partners of between 4% and 6% per year, and the Company has provided a separate guaranty of the Lease (the “Guaranty”).

The future minimum base lease payments under these operating leases are as follows:

Year ending June 30, 2009	179,944
Year ending June 30, 2010	184,859
Year ending June 30, 2011	189,922
Year ending June 30, 2012	185,745
Year ending June 30, 2013	137,276
Total minimum lease payments	$877,746

Total rental expense was $100,970 and $36,239 for the years ended June 30, 2008 and 2007, respectively.

Equipment Leases – The Company leases equipment under lease obligations, which have been classified as capital leases, expiring through 2014.  Accordingly, the present value of future minimum lease payments under such leases and corresponding liabilities have been recorded as equipment under capital lease obligations, net of amortization (computed over the estimated useful lives of the assets), and obligations under capital leases, respectively.  As of June 30, 2008, the Company has recorded equipment under capital leases valued at $36,211 and corresponding amortization of $12,196.

The future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments included in other current liabilities as of June 30, 2008 are as follows:

Year ending June 30, 2009	5,222
Year ending June 30, 2010	5,488
Year ending June 30, 2011	4,367
Year ending June 30, 2012	3,195
Year ending June 30, 2013	3,195
Year ending June 30, 2014	4,833
Net minimum lease payments	26,300
Less amount representing interest	2,050
Present value of net minimum lease payments	24,250
Less current portion	4,521

Long-Term Capital Lease Obligations	$19,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on capital lease obligations for the years ended June 30, 2008 and 2007 was $954 and $1,304, respectively.  Amortization expense on capital leased equipment for the years ended June 30, 2008 and 2007 was $4,241 and $3,814, respectively.

6.	Stockholders’ Equity (Deficit):

Equity Incentive Plan – In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  On March 6, 2007, the Company held its annual meeting of shareholders, where the shareholders approved the 2007 Plan.  The purposes of the Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants.  The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.

The 2007 Plan authorizes the Compensation Committee to grant to participants in the Plan (i) stock options (which may be non-qualified options, or, for employees, incentive stock options (“ISOs”)), (ii) stock appreciation rights (“SARS”) (which may be issued in tandem with stock options), (iii) restricted stock grants (either an outright grant of stock or a grant of stock subject to and conditioned upon employment or performance related goals), and (iv) stock units (which means a measurement component equal to the fair market value of one share of stock on the date for which a determination is made pursuant to the provisions of the 2007 Plan) (collectively “Awards”).  All of the Company’s employees and all of the Company’s directors are eligible for grants of awards under the terms of the 2007 Plan.

 A summary of stock option activity is as follows:

	2008			2007
	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price

Outstanding, beginning of year	1,700,000	(1)	$0.07	1,700,000	(1)	$0.07

Granted	7,500,000	(2)	$0.11	–		$–
Exercised	–		$–	–		$–
Canceled or expired	(1,700,000	)(1)	$0.07	–		$–

Outstanding, end of year	7,500,000	(2)	$0.11	1,700,000	(1)	$0.07

Exercisable, end of year	1,796,875	(3)	$0.11	1,100,000	(1)	$0.09

(1)	Non-qualified options.
(2)	3,500,000 are non-qualified options.
(3)	875,000 are non-qualified options.

The weighted average remaining contractual life of compensatory options outstanding is 9.16 years at June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of these options was estimated to be $95,982 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 4.18%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 149%; and a weighted average expected life of the option of ten years.

During the fiscal years ended June 30, 2008 and 2007, 2,156,875 and 480,000 of total options vested resulting in compensation expense of $192,835 and $15,632 respectively.  As of June 30, 2008, 5,703,125 of the outstanding options are not vested with an estimated remaining value of $583,339 and a weighted average vesting life of 1.62 years.

At June 30, 2008, 1,687,500 of these options were exercisable at an exercise price of $.11 and will expire in August 2017 if not previously exercised, and 109,375 were exercisable at an exercise price of $.14 and will expire in December 2017 if not previously exercised.

At June 30, 2008 there were 17,020,000 shares available to be issued under the 2007 plan.

Preferred Stock – The Company has the authority to issue 130,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

Series D Preferred.  The Company had 30,570,742 shares of Series D Preferred stock outstanding at June 30, 2008.

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

The Series D Preferred has the most senior liquidation preference of all of the Company’s capital stock along with the Series G Preferred (see below).  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series D Preferred would be entitled to receive, after due payment or provision for payment for the debts and other liabilities of the Company, a liquidating distribution before any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series D Preferred plus any accrued and unpaid dividends or (b) the amount that would be paid to the holders of Series D Preferred on an “as converted” basis.

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

Series E Preferred.  The Company had 1,008,985 shares Series E Preferred stock outstanding at June 30, 2008.  The Series E Preferred has no voting rights except for those required by law.

The Series E Preferred is entitled to a 5% dividend based on the $1,008,985 purchase price of the Series E Preferred.  This is a mandatory dividend, which may not be increased or decreased, and will be automatically cumulated on December 31st of each year even if not declared by the Company’s Board of Directors.  The Series E Preferred is not convertible into any other series or class of the Company’s capital stock.  Upon liquidation of the Company, the Series E Preferred is junior to the Series D Preferred (described above), but senior to all of the Company’s other capital stock.

The Company will have the option, but not the obligation, to redeem any or all of the shares of Series E Preferred at any time beginning three years from the date of issuance.  The redemption price will be the stated value per share plus accrued but unpaid dividends.

Series F Preferred.  The Company had 4,549,015 shares of Series F Preferred stock outstanding at June 30, 2008.  Like the Series E Preferred, the Series F Preferred has no voting rights except as required by law, has no conversion rights, and is redeemable by the Company at a stated value at any time beginning three years from the date of issuance.  Unlike the Series E Preferred, however, the Series F Preferred has no rights to dividends.  Furthermore, the Series F Preferred is junior to the Series D Preferred and Series E Preferred, but senior to the Company’s Common Stock, upon liquidation.

Series G Preferred.  The Company had 90,544 shares of Series G Preferred stock outstanding at June 30, 2008.  During fiscal 2008, a director and shareholder of the Company purchased 13,475 and 36,364 shares of Series G Preferred Stock at a price of $90.00 and $110.00 per share, respectively, for total proceeds of $1,212,750 and $4,000,000, respectively.

The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transaction having determined that the terms and conditions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

Holders of Series G Preferred are entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series G Preferred Stock are convertible, vote with the holders of Common Stock on all matters and have class voting rights where required by law.  The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G. The conversion rate will be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock. – The Company had 26,198,177 shares of Common Stock outstanding at June 30, 2008.

7.          Income Taxes:

A long-term deferred tax asset totaling approximately $7,010,000 is primarily the result of the Company’s net operating loss carryforward, which the Company has fully reserved through a valuation allowance as the result of a determination by management that it is more likely that a tax benefit will not be realized than it is that such a tax benefit will be realized.  If and to the extent that the Company does generate taxable income before the expiration of the remaining loss carryforwards, however, the Company would realize a tax benefit therefrom.  This valuation allowance increased by approximately $1,775,000 during 2008 primarily as a result of the increase in net operating loss carryforward due to the current year operating loss as decreased by the expiration of net operating losses.

The Company has had no taxable income under Federal or state laws.  Therefore, no provision for income taxes was included in net loss.

The components of deferred income tax (benefit) are as follows:
2008
Deferred tax asset:
Net operating losses	$7,010,000
Valuation allowance	(7,010,000)
Total	$--

Reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:
	2008	2007

Computed expected tax benefit	$1,984,000	$786,000
(Increase) decrease in tax benefit (expense) resulting from:
Expiration of NOL	(209,000)	(106,000)
(Increase) reduction in valuation allowance related to net operating loss carryforwards and change in temporary differences	(1,775,000)	(609,000)
Other	–	(71,000)

	$–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, the Company has accumulated net operating loss carryforwards of approximately $19,384,000.  However, utilization of these net operating loss carryforwards is significantly dependent on the Company’s ability to generate future taxable income which is uncertain.  Any future tax benefit may be further limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code, Section 382.  Due to these factors, the Company is not currently able to ascertain the amount of tax benefit that will be realized in future periods, if any.  These amounts expire periodically through 2027 if not utilized sooner.

8.          Subsequent Events:

On August 19, 2008, September 11, 2008, and October 6, 2008, the Company issued 10% demand notes to a director and shareholder for investments of $500,000, $800,000 and $500,000, respectively.

In June of 2008, the Company completed its first production model of the SkyNet™ video display screen product, measuring 6.4 meters by 9.6 meters and 3 centimeters thick.  This screen, together with a second screen of equal size completed in early August, was installed at the Colorado Convention Center in Denver, Colorado in August of 2008, where it was to be used to air video advertisements and live programming during the Democratic National Convention.  Unfortunately, this beta site installation of the first production SkyNet™ product in Denver experienced an unacceptable level of “string failures,” with random portions of the video display losing power or going dark.  With the unique security issues surrounding the Convention, the Company was not permitted to perform on-site maintenance operations to maintain the sign throughout that event.  Accordingly, the Company was required to remove the SkyNet™ sign from the Colorado Convention Center prior to the commencement of the Convention.

The SkyNet™ sign that had been installed in Denver was then shipped back to the Company’s manufacturing facility in Temecula, California for investigation and analysis of the unexpected string failures in the video display.  The Company subsequently determined, via x-ray analysis and other investigative techniques, that the string failures were the result of defective parts provided by one of its key suppliers.  The supplier not only failed to provide the same parts that had been provided during the Company’s pre-production testing but the substitute parts also failed to meet various prescribed specifications for those parts that the tested samples had met.

Because this condition was present in the screen at June 30, 2008, the Company recorded an impairment to work in progress and component inventory of $380,266 and $3,259, respectively, at June 30, 2008, for the defective parts of the screen and the additional faulty components on hand at June 30, 2008 from the same supplier.  The screen will be used internally for marketing demonstrations and for ongoing development and testing.  Therefore $190,133 of the work in progress inventory impairment was capitalizedto marketing and research and development equipment at June 30, 2008.  These capitalized costs will be amortized over the expected useful life of three years.  Estimated annual amortization is expected to be approximately $63,000.  The remaining $190,133 of impaired work in progress and the $3,259 of impaired component inventory were expensed to manufacturing costs in the accompanying Statement of Operations.  The Company expects to record a similar amount of impairment to inventory in the first quarter of fiscal 2009 for the second half of the screen.  The impairment to inventory does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.