Form 10-Q
period 2008-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2008-11-19
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES            NO    X

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Balance Sheets -
	September 30, 2008 (unaudited) and June 30, 2008	1

	Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2008 and 2007 and for the
	period from March 15, 1995, inception, to September 30, 2008	2

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2008 and 2007 and for the
	period from March 15, 1995, inception, to September 30, 2008	3

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signatures

Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$146,900	$1,271,364
Component inventory	319,910	224,314
Work in progress inventory	190,856	102,561
Vendor deposits	4,100	33,400
Other current assets	49,036	57,512
Total current assets	710,802	1,689,151

Property and Equipment, Net	1,382,255	1,153,892
Deferred Manufacturing Costs, Net	475,930	407,232
Deposits	31,353	31,353

Total Assets	$2,600,340	$3,281,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable
Trade	$549,228	$989,450
Related party	45,259	35,821
Revolving, convertible, redeemable promissory notes to related parties	740,000	740,000
Demand notes to related parties	2,100,000	800,000
Accrued interest payable to related parties	370,419	321,008
Other accrued liabilities	30,945	49,808
Total current liabilities	3,835,851	2,936,087

Long-term obligations, less current maturities	28,732	19,729

Total liabilities	3,864,583	2,955,816

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 30,570,742 shares issued and outstanding (liquidation preference of $510,531).	30,571	30,571
Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,252,817).	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015).	4,549	4,549
Preferred Series G stock, $.001 par value, 100,000 shares authorized, 90,544 shares issued and outstanding (liquidation preference of $8,802,750).	91	91
Common stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	20,491,514	20,442,137
Deficit accumulated during the development stage	(21,818,176)	(20,178,744)
Total stockholders’ equity (deficit)	(1,264,243)	325,812

Total Liabilities and Stockholders’ Equity (Deficit)	$2,600,340	$3,281,628
(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				March 15, 1995 (Inception) Through September 30,
	2008		2007		2008

Consulting Revenue	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---	162,761
Other interest income		430		5,784	29,430
Settlement Income		---		---	463,179
Other		---		---	550
Total revenue and other income		430		5,784	746,934

Costs and Expenses:
Cost of consulting revenue		---		---	93,648
Manufacturing operations		754,507		---	1,303,794
General and administrative		476,409		338,148	7,495,422
Marketing		289,260		39,176	1,245,150
Research and development		70,275		1,104,371	8,151,664
Impairment of intangible assets		---		---	451,492
Interest expense – related party		49,411		39,356	4,059,099
Total costs and expenses		1,639,862		1,521,051	22,800,269

Loss Before Discontinued Operations and Extraordinary Gain		$(1,639,432)		$(1,515,267)	$(22,053,335)

Loss from discontinued operations		---		---	(202,278)
Gain on disposal of discontinued operations		---		---	108,652

Loss Before Extraordinary Gain		$(1,639,432)		$(1,515,267)	$(22,146,961)

Extraordinary gain due to forgiveness of debt		---		---	328,785

NET LOSS		$(1,639,432)		$(1,515,267)	$(21,818,176)

Accrued Preferred Series E Dividend		(12,612)		(12,612)	(243,832)

Net Loss Applicable to Common Shareholders		$(1,652,044)		$(1,527,879)	$(22,062,008)

Net loss per common share (Basic and Dilutive):		$(.06)		$(.06)

Weighted Average Number of Common Shares Outstanding		26,198,177		26,198,177

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		March 15, 1995 (Inception) Through September 30,
	2008	2007	2008
Cash Flows from Operating Activities:

Net (Loss)	$(1,639,432)	$(1,515,267)	$(21,818,176)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Impairment of assets	374,957	---	755,330
Depreciation and amortization	160,541	7,056	566,202
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	49,377	45,686	498,519
Interest expense related to debt discount	---	---	1,893,573
Loss on sale of property and equipment	---	---	7,015
(Increase) decrease in:
Inventory	(558,848)	---	(1,205,067)
Vendor deposits	29,300	---	(4,100)
Other current assets	8,476	(8,088)	(105,521)
(Decrease) increase in:
Accounts payable	(430,784)	366,821	556,788
Accrued interest payable to shareholders	49,411	39,356	2,092,574
Other accrued liabilities	(16,973)	(12,935)	(147,261)
Net cash used in operating activities	(1,973,975)	(1,077,371)	(14,250,289)

Cash Flows from (to) Investing Activities:

Purchases of property and equipment	(336,577)	(25,647)	(1,747,070)
Proceeds from sale of property and equipment	---	---	17,030
Long-term deposits	---	---	(31,353)
Deferred manufacturing costs	(112,630)	---	(525,598)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(449,207)	(25,647)	(3,141,104)

Cash Flows from (to) Financing Activities:

Proceeds from stock sales	---	500,000	9,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	1,300,000	---	7,729,754
Proceeds from line-of-credit	---	---	299,505
Principal payments on leased equipment	(1,282)	(313)	(11,243)
Net cash provided by financing activities	1,298,718	499,687	17,538,293

Increase (decrease) in cash	(1,124,464)	(603,331)	146,900
Cash and cash equivalents, Beginning of Period	1,271,364	1,237,599	---
Cash and cash equivalents, End of Period	$146,900	$634,268	$146,900

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Three Months Ended September 30,				March 15, 1995 (Inception) Through September 30,
	2008		2007		2008

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$	---	$	---	$(325,000)
Conversion of interest on convertible, redeemable
promissory notes to Preferred Series D Stock	$	---	$	---	$80,000
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Equipment acquired under capital lease		$8,395	$	---	$42,606
Issuance of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)
Subscriptions for Preferred Series G stock	$	---	$	---	$1,008,000

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2008 included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the three-month interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Going Concern

The Company’s Financial Statements have been presented as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and research and development.  Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $3,125,049 as of September 30, 2008.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of its proprietary SkyNet™ video display screens in the second half of fiscal 2009.  The success of this sales and marketing effort may be impaired if there are further delays in the Company’s resumption of manufacturing operations, which were disrupted by supplier issues during the first quarter of fiscal 2009.

Management has entered into an agreement with its principal investor group that indicates a willingness to continue to fund the Company’s operations through the fourth quarter of fiscal 2009 and, if the Company has sold, delivered or executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ display systems by that time, to continue such funding until November 2009.  Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to do so.

Principles of Consolidation

On July 23, 2007, the Company formed a subsidiary called ADTI Media Inc. (the “Subsidiary”), purchased 100 shares of the Subsidiary’s common stock for $100, and is the sole shareholder of the Subsidiary.  The consolidated financial statements include the accounts of the Company and the Subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its year ended June 30, 2008 included in the Company’s Annual Report on Form 10-KSB for that year.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Component Inventory

Inventory consists of parts and materials stated at the lower of cost or market on a first-in, first-out basis.  Parts that may be used in research and development activities will be expensed as used.

Work-in-Progress Inventory

Work-in-progress inventory consists of raw materials, labor and overhead used to build subassemblies and finished product assemblies.

Deferred Manufacturing Costs

Costs associated with production engineering, process development and facility preparation have been capitalized as deferred manufacturing costs and will be amortized over the estimated life of this generation of the LED Screens, currently estimated to be three years.

Impact of Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  The Company currently is assessing the impact of FSP APB 14-1 on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company currently is assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

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

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company adopted this standard as of July 1, 2008. Adoption of SFAS 157 did not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  The Company adopted the pronouncement effective July 1, 2008.  Adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS NO. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect on its financial statements that may result from the adoption of SFAS No. 160.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements as to how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, on its financial statements that may result from the adoption of SFAS No. 141(R).

Note 2. - Impairment of Assets

During the quarter ended September 30, 2008, the Company completed the second half of its first 123 square foot production level SkyNet™ Screen.  The first half of the screen was completed in June 2008.  The Company originally installed the completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers, the Company removed the screen and returned it to the manufacturing facility for analysis and repair.  Because of the extent of the defective components, it was considered uneconomic to repair the screen for sale for outdoor use.  As a result, the Company recorded an impairment to work in progress and component inventory of $453,397 and $9,315, respectively, at September 30, 2008, for the defective parts of the screen and the additional faulty components on hand at September 30, 2008 from the same supplier.  Initially, management expected to use the impaired screen for marketing and research and development activities.  However, following reconditioning of the screen, management determined that the screen would only be used for marketing demonstrations and product integration testing.  Accordingly, the amount previously capitalized as research and development equipment was reclassified to marketing equipment.  Due to height limitations in the factory where the sign is displayed, the screen size was reduced to approximately two thirds of its original size.  Therefore $87,755 of impaired work in progress inventory was capitalized to marketing equipment during the quarter.  Total capitalized cost of the screen is $277,888.  These costs will be amortized over the screen’s expected useful life of three years.  Estimated annual amortization is expected to be approximately $92,000.  The remaining $365,642 of impaired work in progress and the $9,315 of impaired component inventory for the quarter were expensed to manufacturing costs in the accompanying Statements of Operations.  The impairment to inventory does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

Note 3. – Notes Payable to Related Parties

        During the quarter, the Company issued $1,300,000 in 10% demand notes to a director and shareholder.  At September 30, 2008, the Company had $740,000 and $2,100,000 of Convertible, Redeemable Promissory Notes and 10% Demand Notes, respectively, due to related parties.  Accrued interest on these notes totaled $370,419 at September 30, 2008.

Note 4. – Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving, Convertible, Redeemable Promissory Notes and related interest, Stock Options and the convertible preferred stock.  Basic and diluted EPS were the same for the quarters ended September 30, 2008 and 2007 because the Company had losses from operations and, therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, preferred stock and options in 2008 and 2007 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

Quarter Ended September 30,	Preferred Series D stock	Preferred Series G stock	Convertible, redeemable promissory notes	Interest on convertible redeemable promissory notes	Vested Stock Options

2008	30,570,742	90,544,000	44,311,377	10,259,605	2,278,125

2007	25,780,322	40,705,000	44,311,377	10,545,035	1,521,875

Had such shares been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 203,434,092 and 147,901,826 for the quarters ended September 30, 2008 and 2007, respectively.

Note 5. – Subsequent Events

Subsequent to the quarter ended September 30, 2008, the Company engaged in a series of material financing activities.

First, on October 6, 2008, the Company issued an additional 10% demand note for $500,000 to a director and shareholder.

Then, on November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), dated November 6, 2008, pursuant to which the Company established a revolving line of credit (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362), which included a rollover of $1.3 million in Demand Notes issued during the quarter, an additional $.5 million Demand Note issued in October, and $700,000 in previously issued 10% Demand Notes and accrued interest on the Demand Notes totaling $194,362.  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) on all outstanding amounts, payable on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  In the absence of conversion or acceleration of the term of the Convertible Note, all principal, interest and other amounts owed to Lender are due and payable on the Maturity Date.  The Convertible Note is secured by a first priority lien on all of the Company’s assets (the “Collateral”).

Under the terms of the Credit Agreement, the Lender may elect to convert all or any portion of the unpaid principal owed under the Convertible Note into shares of the Company’s Series G Preferred Stock at any time or from time-to-time at a conversion price of $110.00 per share, or $0.11 per common share equivalent (the “Conversion Price”).  The Credit Agreement also provides for an anti-dilution adjustment that would cause an adjustment to the Conversion Price, the kind of securities issuable upon conversion, and the number of shares issuable under the Convertible Note.

The Lender also has the right under the Credit Agreement to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™) during the period beginning on November 6, 2008 and ending on the Performance Date.  In the event the Company does not satisfy the foregoing performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit facility or installment loan agreement.  The Lender shall also have the foregoing foreclosure right if there is a continuing Event of Default (as defined in the Credit Agreement) under the Credit Agreement, including non-payment of principal and interest when due, and breach of the representations and warranties or covenants contained in the Credit Agreement.

Finally, on November 10, 2008, the Company took an initial draw of $650,000 under the Credit Agreement which, together with the $2,694,362 rolled over at inception, increased the total amount owed under the Credit Agreement to $3,344,362, not including accrued but unpaid interest.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

 Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and its research and development efforts.

 General

During the quarter ended September 30, 2008, the Company completed the second half of its first 123 square foot production level SkyNet™ screen.  The first half of the screen was completed in June 2008.  The Company installed the completed screen at the Colorado Convention Center in Denver on August 11, 2008.  While installed, the screen suffered a series of performance failures resulting from noncompliant and defective parts provided by one of the Company’s key suppliers.  It was subsequently determined that, due to the extent of the defective components, the screen would not be repaired in a manner that would permit it to be offered for sale for outdoor use.  Accordingly, the Company decided to instead use it internally for marketing demonstrations and for ongoing product integration testing purposes.  It is expected that the screen will be offered for sale for indoor use when it is no longer needed for marketing demonstration purposes.

The Company is engaged in negotiations with its supplier concerning the losses suffered by the Company because of the supplier’s nonconforming parts.  The Company remains optimistic that a mutually satisfactory resolution of the problem, which has temporarily suspended production at the Temecula facility, will be reached in the very near future.  The Company expects to begin receiving conforming parts from the supplier in late November of 2008, and screen production is expected to resume at that time.

During the quarter ended September 30, 2008, the Company’s business activities were principally focused on (1) raising additional capital in support of manufacturing operations of its SkyNet™ screens; (2) completing the second half of its first production model SkyNet™ screen; (3) reconditioning the damaged screen for indoor marketing demonstrations and product integration testing purposes; (4) extensive analysis on the defective components from the supplier; (5) continued sales and marketing efforts in anticipation of resumed production; (6) evaluating other potential business opportunities; and (7) continuing its proprietary product development efforts.

On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, to obtain a revolving line of credit (the “Credit Facility”) of up to $6,894,362.  As of the date of this report, the Company has already drawn $3,344,362 under the Credit Facility, with up to $3.55 million available for future draws.

The Credit Facility is secured by a first priority lien on all of the Company’s assets (the “Collateral”) and bears interest at ten percent (10%) with principal and interest due and payable on November 6, 2009 (the “Maturity Date”).  The Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”) if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Facility when due or there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.

The Lender may elect to convert the principal amount of the Credit Facility, evidenced by a Convertible Note, into shares of the Company’s Series G Preferred Stock at any time at $110.00 per share, or $0.11 per common share equivalent.  Upon conversion, the interest attributable to the converted principal becomes due and payable.  Because the Company does not have enough authorized shares of its Series G Preferred Stock or shares of common stock issuable upon conversion thereof to honor the conversion rights of the entire Credit Facility if exercised, the Company agreed to cause its Articles of Incorporation to be amended to authorize additional shares of common stock and preferred stock.  Such amendments are expected to be submitted to the Company’s shareholders for approval in early 2009 as part of a broader recapitalization that will include proposals to consolidate all of the various series of preferred stock into a single series and to authorize the Board of Directors to declare a reverse stock split of up to 1 for 20 shares.

The Company may not be successful in generating enough revenue from sales of its proprietary LED Screens and Fiber Screens to sustain the Company’s operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of new sales orders for Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, the Lender may foreclose on the Collateral, which would leave the Company without any assets or operations.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders upon a liquidation of the Company.

During the same quarter a year ago, the Company’s activities were limited to: (1) product and process development for the Company’s SkyNet™ LED Screen utilizing the services of a contract engineering firm and its affiliated electrical engineering development company; (2) conducting sales and marketing analysis and activities in anticipation of production and sales of the Company’s SkyNet™ LED Screen; (3) exploring potential new business opportunities and production capacity creation relating to the Company’s proprietary display technologies; and (4) continuing other proprietary product development.

 Results of Operations

For the quarter ended September 30, 2008, the Company reported a net loss of ($1,639,432), or ($.06) per share, compared to ($1,515,267), or ($.06) per share, for the fiscal quarter ended September 30, 2007.  The increase in net loss for the fiscal quarter ended September 30, 2008 from 2007 is primarily due to: (1) manufacturing costs of approximately $755,000 in 2008, compared to $0 in 2007, attributable to the costs of the Company’s plant and employees that built the Company’s first SkyNet™ screen, including the impairment recorded to the finished screen due to faulty components; (2) an increase in general and administrative expense of approximately $138,000, primarily resulting from higher accounting and personnel costs for the Company’s expanded management team and operating activities; (3) an increase in marketing costs of approximately $250,000 for product demonstrations and market development, substantially offset by; (4) a decrease in research and development costs of approximately $1,034,000 attributable to the completion of the initial SkyNet™ proprietary product development efforts, which were performed by a contract engineering firm.

The Company had no sales during the first quarter of 2008 or the first quarter of 2007.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of  $430 and $5,784 for the fiscal quarters ended September 30, 2008 and 2007, respectively.

The Company reported manufacturing costs of approximately $755,000 for the quarter ended September 30, 2008.  During the quarter, the Company completed the second half of its first 123 square foot production level SkyNet™ Screen.  The first half of the screen was completed in June 2008.  The Company installed the completed screen in Denver at the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  As a result, the Company recorded an impairment to work in progress and component inventory of $453,397 and $9,315, respectively, at September 30, 2008, for the defective parts of the second half of the screen and the additional faulty components on hand at September 30, 2008 from the same supplier. Originally, management expected to use the impaired screen for marketing and research and development activities.  However, following reconditioning of the screen, management determined that the screen would only be used for marketing demonstrations and product integration testing.  Due to height limitations in the factory where the sign is displayed, the screen size was reduced to approximately two thirds of its original size.  Therefore $87,755 of impaired work in progress inventory was capitalized to marketing equipment during the quarter.  The total capitalized cost of the screen to be used for demonstrations and testing is $277,888.  These costs will be amortized over the screen’s expected useful life of three years.  Estimated annual amortization is expected to be approximately $92,000.  The remaining $365,642 of impaired work in progress and the $9,315 of impaired component inventory for the quarter were expensed to manufacturing costs in the accompanying Statements of Operations.  The impairment to inventory does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

The Company reported general and administrative ("G&A") expenses of $476,409 and $338,148 for the fiscal quarters ended September 30, 2008 and 2007, respectively, an increase of approximately $138,000.  Salaries and related expenses increased approximately $36,000 in 2008 from 2007, primarily resulting from changes in personnel and a reduced allocation of the president’s time to research and development.  Contract service fees increased by approximately $17,000 primarily due to accounting support.

G&A travel expense increased by approximately $7,000 for the quarter ended September 30, 2008 from the same quarter a year ago, reflecting increased travel to and from the Company’s new facility in Temecula California.  Professional fees increased by approximately $43,000, primarily due to (1) higher legal fees stemming from increased business and financing activities, and (2) increased accounting and finance fees of approximately $48,000 primarily due to the commencement of manufacturing activities and increases in other business activities.  These increases were partially offset by a decrease of approximately $48,000 in legal fees associated with the Company’s patent applications and other activities related to protection of the Company’s proprietary products and processes.

The Company is continuing work to convert its existing enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  The Company incurred approximately $11,000 in G&A software license fees and training for the quarter ended September 30, 2008.  There were no software license fees for the same period in the prior year.

G&A depreciation expense increased approximately $2,000 for the quarter ended September 30, 2008 from 2007 due to equipment purchases during 2008.  Other net G&A expenses increased approximately $19,000 for the 2008 quarter from 2007.

Sales and marketing expenses increased by approximately $250,000 to $289,000 for the quarter ended September 30, 2008 from the same period in 2007.  During the 2008 quarter, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ screens, resulting in an increase in salaries and related benefits of approximately $68,000 from the same quarter in 2007.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  Consulting fees for sales and marketing increased approximately $31,000 primarily due to the addition of a Director of Sales on a contract basis.  Due to these changes in sales and marketing employees and consultants, marketing travel expenses increased for the 2008 quarter from 2007 by approximately $32,000.

For the quarter ended September 30, 2008, the Company reported marketing product demonstration costs of approximately $79,000 in connection with the Colorado Convention Center installation.  Marketing depreciation expense increased approximately $23,000 for the 2008 quarter from 2007 primarily due to the capitalization of a portion of the initial production screen for marketing demonstration purposes.

Other sales and marketing expenses increased by approximately $17,000 for the 2008 quarter from 2007 on account of the increased level of activity at the Company.

During the first quarter of fiscal 2007, the Company continued research and development of its SkyNet™ screen product utilizing the services of a project engineering firm.  The Company reported approximately $1,104,000 in total research and development expense for that quarter in connection with these efforts.  By June 30, 2008, the SkyNet™ research and development was substantially complete, resulting in a decrease in research and development costs for the corresponding 2008 quarter of approximately $1,034,000 to approximately $70,000.

Interest expense increased by approximately $10,000 for the quarter ended September 30, 2008 over 2007 due to a higher debt balance.

 Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At September 30, 2008, the Company reported negative net worth of $1,264,243 and negative working capital of $3,125,049, compared to positive net worth of $325,812 and negative working capital of $1,246,936 at June 30, 2008.  The Company continues to require the infusion of outside capital to cover its administrative expenses, product development, manufacturing costs and business development efforts.  On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) with an affiliate of the Company’s majority shareholder and director (the “Lender”) and issued a Convertible Revolving Promissory Note secured by a first priority lien on all of the Company's assets (the "Collateral") that matures on November 6, 2009.  The Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2009, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  While there can be no assurance, management believes that the amounts available under the Credit Agreement will be sufficient to fund the Company’s operations through the fourth quarter of this fiscal year.  If the Company does not pay the amounts due under the Credit Agreement when due or there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

If the Company is able to achieve these goals, the Company’s capital requirements will then depend on numerous factors.  The Company’s management believes that, if substantial equity or other long-term capital is first obtained, cash flow from operations and from short-term debt financing arrangements should be adequate to enable the Company to conduct its operations in accordance with its current business plan.  If the Company fails to repay the amounts due under the Credit Agreement when due, however, all of the Company’s assets may be seized by the Lender. There can be no assurance that the Company will be successful in raising capital or producing revenue from operations.  If the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and to otherwise sustain its operations, it will be forced to immediately discontinue operations and liquidate its assets.  In such an event, the Lender has the right to seize all of the Company’s assets upon a default and it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Cash flows from financing activities for the fiscal quarter ended September 30, 2008, consisted of $1,300,000 of 10% demand notes from the Company’s majority shareholder and director, partially offset by nominal lease payments.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) manufacturing operations; (4) materials inventory; and (5) equipment purchases.

Cash flows from financing activities for the fiscal quarter ended September 30, 2007, consisted of the receipt of $500,000 on a subscription receivable outstanding for the purchase of shares of the Company’s Series G Preferred Stock, partially offset by nominal principal lease payment.  These cash flows were primarily used for operating expenses, business development, continuing the development and redesign of the LED Screen and manufacturing process, and purchasing equipment.

At September 30, 2008, the Company reported current assets of $710,802 and a working capital deficit.  Current liabilities exceeded current assets by $3,125,049.  At September 30, 2008, current liabilities consisted of: (1) notes to shareholders with accrued interest of $3,210,419 and (2) trade payables and accrued expenses totaling $625,432, which were incurred primarily for business development, operating costs, inventory purchases and manufacturing operations.

As noted above, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), dated November 6, 2008, pursuant to which the Company established a revolving line of credit (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362).  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) on all outstanding amounts, payable on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  In the absence of conversion or acceleration of the term of the Convertible Note, all principal, interest and other amounts owed to Lender shall be immediately due and payable on the Maturity Date.  The Convertible Note is secured by a first priority lien on all of the Company’s assets (the “Collateral”).

Under the terms of the Credit Agreement, the Lender may elect to convert all or any portion of the unpaid principal owed under the Convertible Note into shares of the Company’s Series G Preferred Stock at any time or from time-to-time at a conversion price of $110.00 per share, or $0.11 per common share equivalent (the “Conversion Price”).  The Credit Agreement also provides for an anti-dilution adjustment that would cause an adjustment to the Conversion Price, the kind of securities issuable upon conversion, and the number of shares issuable under the Convertible Note.

The Lender also has the right under the Credit Agreement to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”) if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™), during the period beginning on November 6, 2008 and ending on the Performance Date.  In the event the Company does not satisfy the foregoing performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral, or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit facility or installment loan agreement.  The Lender shall also have the foregoing foreclosure right if there is a continuing Event of Default (as defined in the Credit Agreement) under the Credit Agreement.

In addition to the Lender’s acceleration rights, the Credit Agreement contains material default provisions including, non-payment of principal and interest when due, and any breach of the representations and warranties or covenants contained in the Credit Agreement.

The Lender is an affiliate of Lawrence F. DeGeorge, a member of the Board of Directors of the Company and the Company’s controlling shareholder.  The Company will use the amounts borrowed under the Credit Facility for operating capital.

The description of the Credit Agreement and the Convertible Note set forth above is qualified in its entirety by the Senior Secured Revolving Credit Agreement and the Convertible Revolving Promissory Note, both of which are attached as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Our management, including our Principal Executive and Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive and Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing operations for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Risk of Foreclosure on Assets.  Management has pledged all of its assets as collateral to secure a revolving line of credit agreement (the “Credit Agreement”) with its principal investor group (the “Lender”). By that agreement, the Lender has indicated a willingness to continue to fund the Company’s operations through the fourth quarter of fiscal 2009 and, if the Company has sold, delivered or executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ display systems by that time, to continue such funding until November 2009.  Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to do so. There can be no assurance that the Company will be successful in raising any more capital or producing revenue from operations.  Accordingly, if the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and otherwise needed to sustain its operations, the Lender can be expected to seize all of the Company’s assets upon a default, and the Company will be forced to immediately discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Please see the additional Risk Factors relating to the Company in Item 1A of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008, which Risk Factors are incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, to obtain a revolving line of credit (the “Credit Facility”) of up to $6,894,362.  As of the date of this report, the Company has already drawn $3,344,362 under the Credit Facility, with up to $3.55 million available for future draws.  The Credit Facility is secured by a first priority lien on all of the Company’s assets (the “Collateral”) and bears interest at ten percent (10%) with principal and interest due and payable on November 6, 2009 (the “Maturity Date”).  The Lender has the right to accelerate payment of principal and interest, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”) if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Facility when due or there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.

The Lender may elect to convert the principal amount of the Credit Facility, evidenced by a Convertible Note, into shares of the Company’s Series G Preferred Stock at any time at $110.00 per share, or $0.11 per common share equivalent.  Upon conversion, the interest attributable to the converted principal becomes due and payable.  Because the Company does not presently have enough authorized shares of its Series G Preferred Stock or shares of its common stock issuable upon conversion of that Series G Preferred Stock to honor the conversion rights of the entire Credit Facility if exercised, the Company agreed to cause its Articles of Incorporation to be amended to authorize additional shares of common stock and preferred stock.

The offer and sale of the shares of Series G Preferred Stock issuable upon conversion of the Convertible Note were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as the transaction was solely with an “accredited investor,” as defined in Rule 501 of Regulation D, and did not involve a public offering, general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In connection with the execution of the Credit Agreement and pursuant to its obligations thereunder, the Company intends to seek shareholder approval to amend its Articles of Incorporation to increase the authorized shares of the Company’s common stock and preferred stock.  Shareholder approval is expected because the Lender is affiliated with the Company’s controlling shareholder.  This increase in authorized shares is expected to be part of a broader recapitalization of the Company, whereby the various series of preferred stock outstanding, including the Series G Preferred Stock to be issued to the Lender, would be consolidated into a single series.  While this consolidation will require the consent of the current holders of the Company’s preferred stock and shareholder approval of amendments to the Articles of Incorporation, the Company believes that such approval is likely to be obtained.  Finally, the recapitalization also would include the authorization of a reverse stock split of the Company’s common stock of up to 1 new share for 20 old shares.  If the shareholders approve such a proposal, which is expected, the Company’s Board of Directors would have the discretion to effect a reverse stock split of the common stock at such time, and in such amount, as it deems appropriate under the circumstances.  The entire recapitalization project was recommended by a special committee of the Board of Directors appointed earlier this year.  The amendments to the Articles of Incorporation and the reverse stock split are expected to be presented to shareholders during the first half of 2009.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: November 18, 2008	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer

Date: November 18, 2008	/s/ Rebecca L. McCall
Rebecca L. McCall VP of Accounting, Chief Accounting Officer