Form 10-Q
period 2008-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2009-02-20
CIK 770034

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2008

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

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Balance Sheets -
	December 31, 2008 (unaudited) and June 30, 2008	1

	Consolidated Statements of Operations (unaudited)
	Three months and six months ended December 31, 2008 and 2007 and
	for the period from March 15, 1995, inception, to December 31, 2008	2

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended December 31, 2008 and 2007 and
	for the period from March 15, 1995, inception, to December 31, 2008	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures

-i-

PART 1.  FINANCIAL INFORMATION
Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$371,144	$1,271,364
Component inventory	669,496	224,314
Work in progress inventory	660,596	102,561
Vendor deposits	19,171	33,400
Other current assets	57,282	57,512
Total current assets	1,777,689	1,689,151

Property and Equipment, Net	1,305,801	1,153,892
Deferred Manufacturing Costs, Net	431,998	407,232
Deposits	31,353	31,353

Total Assets	$3,546,841	$3,281,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable
Trade	$779,594	$989,450
Related party	38,625	35,821
Senior secured revolving convertible note, net of debt discount, to related parties	820,608	---
Revolving convertible redeemable promissory notes to related parties	740,000	740,000
Demand notes to related parties	100,000	800,000
Accrued interest payable to related parties	273,847	321,008
Conversion feature liability on debt to related parties	2,050,235	---
Other accrued liabilities	28,362	49,808
Total current liabilities	4,831,271	2,936,087

Long-term obligations, less current maturities	30,354	19,729

Total liabilities	4,861,625	2,955,816

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 30,570,742 shares issued and outstanding (liquidation preference of $510,531).	30,571	30,571
Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,265,429).	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015).	4,549	4,549
Preferred Series G stock, $.001 par value, 100,000 shares authorized, 90,544 shares issued and outstanding (liquidation preference of $8,802,750).	91	91
Common stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	20,536,765	20,442,137
Deficit accumulated during the development stage	(21,913,968)	(20,178,744)
Total stockholders’ equity (deficit)	(1,314,784)	325,812

Total Liabilities and Stockholders’ Equity (Deficit)	$3,546,841	$3,281,628
(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31,				Six Months Ended December 31,				Cumulative From Inception (March 15, 1995) Through December 31,
	2008		2007		2008		2007		2008

Consulting Revenue	$	---	$	---	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---		---		---	162,761
Other interest income		289		3,583		719		9,368	29,719
Settlement income		---		---		---		---	463,179
Other		---		---		---		---	550
Total revenue and other income		289		3,583		719		9,368	747,223

Costs and Expenses:
Cost of consulting revenue		---		---		---		---	93,648
Manufacturing operations		382,247		---		1,136,753		---	1,686,041
General and administrative		493,468		415,215		969,877		753,365	7,988,890
Marketing		148,675		46,276		437,934		85,452	1,393,825
Research and development		97,418		1,202,184		167,695		2,306,555	8,249,082
Impairment of intangible asset		---		---		---		---	451,492
Interest expense – related parties		97,792		39,356		147,203		78,711	4,156,891

Total costs and expenses		1,219,600		1,703,031		2,859,462		3,224,083	24,019,869

Operating Loss		$(1,219,311)		$(1,699,448)		$(2,858,743)		$(3,214,715)	$(23,272,646)

Other Income and Expenses:
Change in derivative conversion feature		3,148,638		---		3,148,638		---	3,148,638
Interest expense - derivative conversion feature		(1,516,736)		---		(1,516,736)		---	(1,516,736)
Amortization of debt discount		(508,383)		---		(508,383)		---	(508,383)

Total other income and expenses		1,123,519		---		1,123,519		---	1,123,519

Loss Before Discontinued Operations and Extraordinary Gain		$(95,792)		$(1,699,448)		$(1,735,224)		$(3,214,715)	$(22,149,127)

Loss from discontinued operations		---		---		---		---	(202,278)
Gain on disposal of discontinued operations		---		---		---		---	108,652

Loss Before Extraordinary Gain		$(95,792)		$(1,699,448)		$(1,735,224)		$(3,214,715)	$(22,242,753)

Extraordinary Gain Due to
Extinguishment of Debt		---		---		---		---	328,785

Net Loss		$(95,792)		$(1,699,448)		$(1,735,224)		$(3,214,715)	$(21,913,968)

accrued preferred series e dividend		(12,612)		(12,612)		(25,224)		(25,224)	(256,444)

Net loss applicable to common shareholders		$(108,404)		$(1,712,060)		$(1,760,448)		$(3,239,939)	$(22,170,412)

net loss per common share (basic and dilutive):		$(.00)		$(.06)		$(.07)		$(.12)

weighted average number of common
shares outstanding		26,198,177		26,198,177		26,198,177		26,198,177
 (See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended December 31,		Cumulative From Inception (March 15, 1995) Through December 31,
	2008	2007	2008
cash flows from (to) operating activities:
Net (Loss)	$(1,735,224)	$(3,214,715)	$(21,913,968)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Impairment of intangible asset	---	---	451,492
Impairment of assets	---	---	380,373
Depreciation and amortization	322,679	15,058	728,340
Amortization of debt discount	508,383	---	508,383
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	94,628	93,372	543,770
Interest expense related to debt discount	---	---	1,893,573
Interest expense related to derivative conversion feature on debt	1,516,736	---	1,516,736
Change in derivative conversion feature	(3,148,638)	---	(3,148,638)
Loss on disposal of property and equipment	---	---	7,015
(Increase) decrease in:
Inventory	(1,003,217)	(20,685)	(1,649,436)
Vendor deposits	14,229	---	(19,171)
Other current assets	230	(15,791)	(113,767)
(Decrease) increase in:
Accounts payable	(207,052)	104,468	780,520
Interest payable to shareholders	147,201	78,711	2,190,364
Other accrued liabilities	(16,534)	3,305	(146,822)
Net cash used in operating activities	(3,506,579)	(2,956,277)	(15,782,893)

cash flows from (to) investing activities:
Purchases of property and equipment	(378,329)	(40,563)	(1,788,822)
Proceeds from sale of property and equipment	---	---	17,030
Long-term deposits	---	---	(31,353)
Deferred manufacturing costs	(112,630)	---	(525,598)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(490,959)	(40,563)	(3,182,856)

cash flows from (to) financing activities:
Proceeds from stock sales	---	2,212,750	9,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	3,100,000	---	9,529,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(2,682)	(640)	(12,643)
Net cash provided by financing activities	3,097,318	2,212,110	19,336,893

Increase (decrease) in cash	(900,220)	(784,730)	371,144
Cash & cash equivalent at beginning of period	1,271,364	1,237,599	---
Cash & cash equivalent at end of period	$371,144	$452,869	$371,144

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,				Cumulative From Inception (March 15, 1995) Through December 31,
	2008		2007		2008

supplemental disclosure of cash flow information
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable to stockholders to Common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters, LLC and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D Stock	$	---	$	---	$(325,000)
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$80,000
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Conversion of demand notes and accrued interest to senior secured, revolving, convertible note to related parties		$2,694,362	$	---	$2,694,362
Conversion feature on senior secured, revolving, convertible note to related parties		$5,198,873	$	---	$5,198,873
Discount on senior secured, revolving, convertible note to related parties		$(3,682,137)	$	---	$(3,682,137)
Equipment acquired under capital lease		$8,395	$	---	$14,603
Issuance of shares of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2008 included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the three-month and six-month interim periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Going Concern

The Company’s Financial Statements have been presented as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and research and development.  Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise and the Company has incurred losses since inception and has a working capital deficit of $3,053,582 as of December 31, 2008.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of its proprietary SkyNet™ video display screens in the second half of fiscal 2009.  The success of this sales and marketing effort may be impaired if there are further delays in the Company’s resumption of manufacturing operations, which were disrupted by supplier issues during the first quarter of fiscal 2009.  Manufacturing resumed with conforming parts provided by the supplier in December 2008.

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

Impact of Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fiscal years beginning after December 15, 2008.  The Company adopted FSP APB 14-1 effective January 1, 2009.  The Company currently is assessing the impact of FSP APB 14-1, if any, on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company currently is assessing the impact of EITF 07-5, if any, on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements as to how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, on its financial statements that may result from the adoption of SFAS No. 141(R).

Note 2. Impairment of Assets

During the quarter ended September 30, 2008, the Company completed the second half of its first 123 square meter production level SkyNet™ Screen.  The first half of the screen was completed in June 2008.  The Company originally installed the completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the manufacturing facility for analysis and repair.  Because of the extent of the defective components, it was considered uneconomical to repair the screen for sale for outdoor use.  As a result, the Company recorded an impairment to work in progress and component inventory of $453,397 and $9,315, respectively, at September 30, 2008, for the defective parts of the screen and the additional faulty components on hand at September 30, 2008 from the same supplier.  Initially, management expected to use the impaired screen for marketing demonstrations and research and development activities.  However, following reconditioning of the screen, management determined that the screen could only be used for marketing demonstrations and for product integration testing rather than research and development.  Accordingly, the amount previously capitalized as research and development equipment was reclassified to marketing equipment.  In addition, due to height limitations in the factory where the sign is displayed, the screen size had to be reduced to approximately two thirds of its original size.  In sum, $87,755 of impaired work in progress inventory was capitalized to marketing equipment during the quarter, bringing total capitalized costs of the screen to $277,888.  These costs will be amortized over the screen’s expected useful life of three years.  Estimated annual amortization is expected to be approximately $92,000.  The remaining $365,642 of impaired work in progress and the $9,315 of impaired component inventory for the quarter were expensed to manufacturing costs during the six months ended December  31, 2008 in the accompanying Statements of Operations.  The impairment to inventory recorded by the Company does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. – Notes Payable to Related Parties

During the six months ended December 31, 2008, the Company issued $1,800,000 in 10% demand notes to a director and shareholder.  Then, on November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with an affiliate of a director and majority shareholder, DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”).  By the Credit Agreement, the Company established a revolving line of credit (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362), which included a rollover of $1.8 million in Demand Notes issued during the six-month period, and $700,000 in previously issued 10% Demand Notes and accrued interest on the Demand Notes totaling $194,362.  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) per annum based on a 365/366 day year on the outstanding balance, with interest payable along with principal at maturity on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  In the absence of conversion or acceleration of the term of the Convertible Note, all principal, interest and other amounts owed to Lender are due and payable on the Maturity Date.  The Convertible Note is secured by a first priority lien on all of the Company’s assets (the “Collateral”).

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

The Company had draws of $650,000 on each November 10, 2008 and December 21, 2008.  The balance of outstanding principal under the Revolving Note at December 31, 2008 was $3,994,362.  The Company recorded interest expense of $55,633 for the six months ended December 31, 2008 related to the Revolving Note.

The Company has analyzed Statement of Financial Accounting Standards No. 133 (“FAS 133”) and Emerging Issues Task Force No.’s 00-19, 05-2 and 07-5 to determine the proper accounting treatment of the conversion feature associated with this Convertible Note.  In accordance with EITF 00-19, the

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note does not meet the definition of a “conventional convertible debt instrument” since the Company does not have enough shares available on a fully diluted basis to satisfy the requirements should all outstanding options, preferred stock and convertible debt be exercised.  As a result, the Company is not exempt from FAS 133 under paragraph 11.a. and must follow the provisions of FAS 133 and account for this conversion feature as a derivative.  Therefore, the Company will bifurcate the embedded conversion feature and account for it as a derivative instrument.  The Company valued the conversion feature using the Black-Scholes Merton model with the following assumptions:

•	Expected term – one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate 1.17%
•	Stock Price at Valuation Date - $0.20
•	Conversion Price - $0.11

The fair value of the conversion feature on November 6, 2008, related to the initial $2,694,362 under the Credit Agreement, was $4,137,731.   The Company recorded a debt discount of $2,694,362 and interest expense of $1,443,369, which represents the value of the conversion feature that exceeded the value of the Revolving Note on November 6, 2008.  The $2,694,362 will be amortized over the life of the loan as additional interest expense.

On November 10, 2008 the Company borrowed $650,000 under the Credit Agreement.  The Company valued the conversion feature related to this borrowing using the Black-Scholes Merton model with the following assumptions:

•	Expected term – .99% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 1.16%
•	Stock Price at Valuation Date - $0.15
•	Conversion Price - $0.11

The fair value of the conversion feature for the loan taken on November 10, 2008 was $723,367.  The Company recorded a debt discount of $650,000 and interest expense of $73,367, which represents the value of the conversion feature that exceeded the value of the additional draw on November 10, 2008.  The $650,000 will be amortized over the life of the loan as additional interest expense.

On December 21, 2008 the Company borrowed $650,000 under the Credit Agreement.  The Company valued the conversion feature related to this borrowing using the Black-Scholes Merton model with the following assumptions:

•	Expected term – .88% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 0.40%
•	Stock Price at Valuation Date - $0.08
•	Conversion Price - $0.11

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the conversion feature for the loan taken on December 21, 2008 was $337,775.   The Company recorded a debt discount of $337,775, which will be amortized over the life of the loan as additional interest expense.

The following table summarizes the above transactions:

Date of Draw	Amount of Draw	Conversion Feature	Debt Discount	Amount Recorded as Interest expense – derivative conversion feature	Amortization of Debt Discount	Senior Secured Revolving Convertible Note, net of debt discount, to related parties
November 6, 2008	$2,694,362	$4,137,731	$(2,694,362)	$1,443,369	$406,000	$406,000
November 10, 2008	650,000	723,367	(650,000)	73,367	91,828	91,828
December 21, 2008	650,000	337,755	(337,775)	-	10,555	322,780
Total	$3,994,362	$5,198,853	$(3,682,137)	$1,516,736	$508,383	$820,608

In accordance with FAS 133, the Company is required to revalue the conversion feature at each reporting period and record the change in value to earnings.

The fair value of the conversion feature for all of the amounts drawn to date as of December 31, 2008 was $2,050,235 on December 31, 2008, using the Black-Scholes Merton model with the following assumptions:

•	Expected term – .85% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 0.37%
•	Stock Price as Valuation Date – $0.08
•	Conversion Price - $0.11

The fair value of the conversion feature of $2,050,235 at December 31, 2008 is recorded as conversion feature liability on debt to related parties on the accompanying balance sheet.

The decrease in fair value of the conversion feature from the respective draw dates to December 31, 2008 of $3,148,638 is recorded in the statement of operations as a change in derivative conversion feature.  For the year ended December 31, 2008, the Company amortized $508,383 of debt discount, which is recorded as amortization of debt discount on the accompanying statement of operations.

At December 31, 2008, the Company had $740,000 of Convertible Redeemable Promissory Notes, $100,000 of 10% Demand Notes and $3,994,362 on the Credit Agreement due to related parties.  Accrued interest on these notes totaled $273,847 at December 31, 2008.

Note 4. – Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving Convertible Redeemable Promissory Notes and related interest, Stock Options and the convertible preferred stock.  Basic and diluted EPS were the same for the quarters and six months ended December 31, 2008 and 2007 because the Company had losses from operations and, therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, preferred stock and options in 2008 and 2007 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

Quarter Ended September 30,	Preferred Series D stock	Preferred Series G stock	Convertible redeemable promissory notes	Interest on convertible redeemable promissory notes	Revolving Credit Agreement	Vested Stock Options

2008	30,570,742	90,544,000	44,311,377	10,392,014	36,312,382	2,717,709

2007	25,780,322	54,180,000	44,311,377	11,677,432	0	2,079,375

Had such shares been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 224,012,492 and 213,723,292 for the quarter and six months ended December 31, 2008 and 156,753,175 and 152,327,501 for the quarter and six months ended December 31, 2007, respectively.

Note 5. – Subsequent Events

Subsequent to the six months ended December 31, 2008, the Company drew an additional $975,000 under the Credit Agreement.

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

 General

During the quarter ended December 31, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, to obtain a revolving line of credit (the “Credit Facility”) of up to $6,894,362.  As of the date of this report, the Company has borrowed $4,969,362 under the Credit Facility, with $1,925,000 available for future draws.

The Credit Facility is secured by a first priority lien on all of the Company’s assets (the “Collateral”) and bears interest at ten percent (10%) per annum with principal and interest due and payable on November 6, 2009 (the “Maturity Date”).  The Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”) if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Facility when due, or there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.

The Lender may elect to convert the principal amount of the Credit Facility, evidenced by a Convertible Note, into shares of the Company’s Series G Preferred Stock at any time at $110.00 per share, or $0.11 per common share equivalent.  Upon conversion, the interest attributable to the converted principal becomes due and payable.  Because the Company does not have enough authorized shares of its Series G Preferred Stock or shares of common stock issuable upon conversion thereof to honor the conversion rights of the entire Credit Facility if exercised, the Company agreed to cause its Articles of Incorporation to be amended to authorize additional shares of common stock and preferred stock.  Such amendments are expected to be submitted to the Company’s shareholders for approval by the end of fiscal  2009 as part of a broader recapitalization that will include proposals to consolidate all of the various series of preferred stock into a single series and to authorize the Board of Directors to declare a reverse stock split of up to 1 for 20 shares.

The Company installed a SkyNet™ screen at the Colorado Convention Center in Denver on August 11, 2008.  While installed, the screen suffered a series of performance failures resulting from noncompliant and defective parts provided by one of the Company’s key suppliers.  It was subsequently determined that, due to the extent of the defective components, the screen would not be repaired in a manner that would permit it to be offered for sale for outdoor use.  The Company initially decided to use it internally for marketing demonstrations and research and development but subsequently determined that it would only be used for marketing demonstrations and for ongoing product integration testing purposes.

The Company, as of this filing, continues to be engaged in negotiations with its supplier and their insurance company concerning the losses suffered by the Company because of the supplier’s nonconforming parts.  The Company remains optimistic that a mutually satisfactory resolution of the problem, which temporarily suspended production at the Temecula facility, will be reached in the very near future.  The Company received conforming parts from the supplier in late November of 2008, and screen production was resumed in December.

During the quarter ended December 31, 2008, the Company’s business activities were principally focused on (1) raising additional capital, via the Credit Facility, in support of manufacturing and marketing operations of its SkyNet™ screens; (2) extensive testing and implementation of additional quality assurance procedures with respect to the components provided by the supplier of the defective components; (3) repair and installation of the damaged screen for indoor marketing demonstrations and product integration testing purposes; (4) restarting SkyNet™ production with the new quality assured components from the supplier; (5) continued sales and marketing efforts as production of SkyNet™ resumed; (6) evaluating other potential business opportunities; and (7) continuing its proprietary product development efforts.

The Company may not be successful in generating enough revenue from sales of SkyNet™ to sustain the Company’s operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of new sales orders for SkyNet™ or other video display products, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, the Lender may foreclose on the Collateral, which would leave the Company without any assets or operations.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders upon a liquidation of the Company.

During the same quarter a year ago, the Company’s activities were limited to: (1) product and process development for SkyNet™, utilizing the services of a contract engineering firm and its affiliated electrical engineering development company; (2) preparation for the production of the SkyNet LED screens, (3) conducting sales and marketing analysis and activities in anticipation of production and sales of SkyNet™ ; (4) exploring potential new business opportunities and production capacity creation relating to the Company’s proprietary display technologies; and (5) continuing other proprietary product development.

 Results of Operations

For the quarter and six months ended December 31, 2008, the Company reported a net loss of ($95,792) and ($1,735,224), or ($0.00) and ($0.07) per share, respectively, compared to ($1,699,448) and ($3,214,715), or ($.06) and ($0.12) per share, respectively, for the quarter and six months ended December 31, 2007.  The decrease in net loss for the quarter and six-month periods ended December 31, 2008 from 2007 is primarily due to (a) net other income of approximately $1,123,519 for the quarter and the six month period related to the derivative conversion feature associated with the Credit Agreement and (b) a decrease in research and development costs of approximately $1,105,000 and $2,139,000 for the quarter and six months, respectively, attributable to the completion of the initial SkyNet™ proprietary product development efforts in 2007 periods performed by a contract engineering firm, offset by: (1) manufacturing costs of approximately $382,000 and $1,137,000, respectively, in 2008, compared to $0 for either period in 2007, attributable to the costs of the Company’s plant and employees that built the Company’s first SkyNet™ screen, including the impairment recorded to the finished screen due to faulty components; (2) an increase in general and administrative expense of approximately $78,000 and $217,000, respectively, in 2008 over 2007, primarily resulting from higher accounting and personnel costs for the Company’s expanded management team and operating activities; and (3) an increase in marketing costs of approximately $102,000 and $352,000, respectively, for product demonstrations and market development.

The Company had no sales during the quarter or six months ended December 31, 2008 or for the same periods ended 2007.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $289 and $719 for the quarter and six months ended December 2008 compared to $3,583 and $9,368 for the same periods in 2007.

As noted above, the Company reported manufacturing costs of approximately $382,000 and $1,137,000 for the quarter and six months ended December 31, 2008.  During the quarter ended September 30, 2008, the Company completed the second half of its first 123 square meter production level SkyNet™ Screen.  The first half of the screen was completed in June 2008.  The Company installed the completed screen in Denver at the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  As a result, the Company recorded an impairment to work in progress and component inventory of $453,397 and $9,315, respectively, for the defective parts of the second half of the screen and the additional faulty components then on hand from the same supplier.  Initially, management expected that the reconditioned screen could be used for marketing demonstrations and research and development activities.  However, following reconditioning of the screen, management determined that the screen could only be used for marketing demonstrations and for product integration testing rather than research and development.  Accordingly, the amount previously capitalized as research and development equipment was reclassified to marketing equipment.  In addition, due to height limitations in the factory where the sign is displayed, the screen size was reduced to approximately two thirds of its original size.  In sum, $87,755 of impaired work in progress inventory was capitalized to marketing equipment during the second quarter, bringing total capitalized costs of the screen to $277,888.  These costs will be amortized over the screen’s expected useful life of three years.  Estimated annual amortization is expected to be approximately $92,000.  The remaining $365,642 of impaired work in progress and the $9,315 of impaired component inventory for the quarter were expensed to manufacturing costs during the six months ended December 31, 2008.  The impairment to inventory recorded by the Company to date does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

As of the date of this report, the Company is engaged in negotiations with its supplier and its insurer with respect to the various losses suffered by the Company because of the supplier’s nonconforming parts.  The Company remains optimistic that a mutually satisfactory resolution of the problem, which temporarily suspended production at the Temecula facility, will be reached in the very near future.  The Company received conforming parts from the supplier in late November of 2008, and screen production in Temecula was resumed in December.

The Company reported general and administrative (“G&A”) expenses of $493,468 and $969,877 for the quarter and six months ended December 31, 2008, respectively, compared to $415,215 and $753,365, respectively, for the same periods in 2007, an increase of approximately $78,000 and $217,000, respectively.  Salaries and related expenses increased approximately $29,000 and $65,000 for the quarter and six-month periods in 2008 from 2007, primarily resulting from changes in personnel and a reduced allocation of the president’s time to research and development.  Contract service fees increased by approximately $1,000 and $18,000 primarily due to accounting support.  One contract accounting person was hired on as an employee in late September 2008.

G&A travel expense decreased by approximately $13,000 and $7,000 for the quarter and six months ended December 31, 2008 from the same periods a year ago, on account of more of the Company’s travel being directly related to manufacturing and marketing operations, partially offset by increased travel to and from the Company’s new facility in Temecula, California.  Professional fees increased by approximately $22,000 and $68,000 for the quarter and six-month periods in fiscal 2009 from fiscal 2008, primarily due to (1) higher legal fees of approximately $69,000 and $112,000, respectively, stemming from increased business and financing activities, including the negotiation of the Credit Agreement and the preparations for the proposed reorganization of the Company’s capital structure and (2) increased accounting, finance and other fees of approximately $28,000 and $80,000, respectively, primarily due to the commencement of manufacturing activities and increases in other business activities.  These increases were partially offset by a decrease of approximately $75,000 and $124,000 in legal fees associated with the Company’s patent applications and other activities related to protection of the Company’s proprietary products and processes, due to extensive research conducted in the same periods in the prior year.

The Company is continuing work to convert its existing enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  As a result G&A software license fees and training for the three and six-month periods increased approximately $8,000 and $20,000, respectively, in fiscal 2009 from 2008

The Company continues to develop its corporate identity by enhancing its website and other promotional activities resulting in an increase in related fees of approximately $29,000 and $44,000 for the three and six-month periods ended December 31, 2008 from the same periods a year ago.

G&A depreciation expense increased approximately $1,000 and $3,000 for the quarter and six months ended December 31, 2008 from 2007 due to equipment purchases during 2008.  Other net G&A expenses increased approximately $1,000 and $6,000, respectively, for the fiscal 2009 periods from fiscal 2008.

Sales and marketing expenses increased by approximately $102,000 and $352,000 to $149,000 and $438,000 for the quarter and six months ended December 31, 2008 from the same periods in the prior year.  During the December 31, 2008, periods, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ screens.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  These changes in personnel resulted in an increase in salaries and related benefits of approximately $10,000 and $78,000 for the three and six-month periods in fiscal 2009 from fiscal 2008.  Consulting fees for sales and marketing increased approximately $37,000 and $68,000 for the three and six-month periods in fiscal 2009 from fiscal 2008 primarily due to the addition of a Director of Sales on a contract basis.  Due to these changes in sales and marketing employees and consultants, marketing travel expenses increased for the fiscal 2009 three and six-month periods from fiscal 2008 by approximately $13,000 and $45,000, respectively.

For the quarter and six months ended December 31, 2008, the Company reported an increase in marketing promotional and product demonstration costs of approximately $13,000 and $91,000 over the prior year periods, primarily in connection with the Colorado Convention Center installation.  Marketing depreciation expense increased approximately $23,000 and $47,000 for the fiscal 2009 periods from fiscal 2008 primarily due to the capitalization of a portion of the initial production screen for marketing demonstration purposes.

Other sales and marketing expenses increased by approximately $6,000 and $23,000 for the fiscal 2009 periods from fiscal 2008, respectively, on account of the increased level of activity at the Company.

During the three and six-month periods of fiscal 2008, the Company was engaged in research and development of its SkyNet™ screen product utilizing the services of a project engineering firm.  The Company reported approximately $1,202,000 and $2,307,000 for the fiscal 2008 periods, respectively, in total research and development expense in connection with these efforts.  By the end of fiscal 2008 on June 30, 2008, the SkyNet™ research and development was substantially complete, resulting in a decrease in research and development costs for the corresponding fiscal 2009 periods of approximately $1,105,000 and $2,139,000 to approximately $97,000 and $168,000, respectively.

Interest expense increased by approximately $58,000 and $68,000, respectively, for the three and six-month periods ended December 31, 2008 over the prior year periods, due to higher debt balances.

During the quarter ended December 31, 2008, the Company entered into a Credit Agreement with a related party to obtain a revolving line of credit of up to $6,894,362 (see “Liquidity and Capital Resources” below).  At December 31, 2008, the Company owed $3,994,362 under the Credit Agreement.  The promissory note evidencing the debt created by the Credit Agreement is convertible into Series G Preferred stock that is further convertible into shares of the Company’s common stock.  The Company does not currently have enough common stock authorized to issue to the Lender if the Lender requested conversion on the outstanding balance.  Accordingly, in accordance with EITF 00-19, the promissory note does not meet the definition of a “conventional convertible debt instrument.”  Therefore, the Company bifurcated the embedded conversion feature of the promissory note and accounted for it as a derivative instrument.  As a result, the Company reported net other income totaling approximately $1,123,519 during the quarter ended December 31, 2008 on account of variations in the conversion value of the promissory note during the quarter.  (See Note 3.  Notes Payable to Related Parties to the Consolidated, Unaudited Financial Statements above.)

 Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At December 31, 2008, the Company reported negative net worth of $1,314,784 and negative working capital of $3,053,582, compared to positive net worth of $325,812 and negative working capital of $1,246,936 at June 30, 2008.  The Company continues to require the infusion of outside capital to cover its administrative expenses, product development, manufacturing costs and business development efforts.  On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) with an affiliate of the Company’s majority shareholder and director (the “Lender”) and issued a Convertible, Revolving Promissory Note secured by a first priority lien on all of the Company’s assets (the “Collateral”) that matures on November 6, 2009.  The Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2009, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  While there can be no assurance, management believes that the amounts available under the Credit Agreement will be sufficient to fund the Company’s operations through the fourth quarter of this fiscal year.  If the Company does not pay the amounts due under the Credit Agreement when due, or there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  Management also believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

If the Company is able to achieve these short-term goals over the next several months, the Company’s capital requirements thereafter will depend on numerous factors.  The Company’s management believes that, if substantial equity or other long-term capital can be obtained at that time, cash flow from operations and from short-term debt financing arrangements can be adequate to enable the Company to conduct its operations in accordance with its current business plan, although the effects of the deteriorating global economy on the Company’s sales and operations cannot be predicted at this time.  If the Company fails to repay the amounts due under the Credit Agreement when due, however, all of the Company’s assets may be seized by the Lender. There can be no assurance that the Company will be successful in raising capital or producing revenue from operations.  If the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and to otherwise sustain its operations, it will be forced to immediately discontinue operations and liquidate its assets.  In such an event, the Lender has the right to seize all of the Company’s assets upon a default and it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Cash flows from financing activities for the six months ended December 31, 2008, consisted of $3,100,000 received under the terms of the Credit Agreement described above, partially offset by nominal lease payments.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) sales and marketing efforts, (4) manufacturing operations; (5) purchase of materials inventory; and (6) equipment purchases.

At December 31, 2008, the Company reported current assets of $1,777,689 and a working capital deficit.  Current liabilities exceeded current assets by $3,053,582.  At December 31, 2008, current liabilities consisted of: (1) notes to related parties, net of the debt discount, of $1,660,608, (2) accrued interest to related parties of $273,847, (3) conversion feature liability on debt to related parties of 2,050,235 and (4) trade payables and accrued expenses totaling $846,581, which were incurred primarily for business development, sales and marketing efforts, operating costs, inventory and equipment purchases, and manufacturing operations.

As noted above, the Company entered into the Credit Agreement with the Lender effective November 6, 2008, pursuant to which the Company established a revolving line of credit (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362).  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) on all outstanding amounts, payable on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  In the absence of conversion or acceleration of the term of the Convertible Note, all principal, interest and other amounts owed to Lender shall be immediately due and payable on the Maturity Date.  The Convertible Note is secured by a first priority lien on all of the Company’s assets (the “Collateral”).

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In connection with the execution of the Credit Agreement and pursuant to its obligations thereunder, the Company intends to seek shareholder approval to amend its Articles of Incorporation to increase the authorized shares of the Company’s common stock and preferred stock.  Shareholder approval is expected because the Lender is affiliated with the Company’s controlling shareholder.  This increase in authorized shares is expected to be part of a broader recapitalization of the Company whereby the various series of preferred stock outstanding, including the Series G Preferred Stock to be issued to the Lender, would be consolidated into a single series.  While this consolidation will require the consent of the current holders of the Company’s preferred stock and shareholder approval of amendments to the Articles of Incorporation, the Company believes that such approval is likely to be obtained.  Finally, the recapitalization also would include the authorization of a reverse stock split of the Company’s common stock of up to 1 new share for 20 old shares.  If the shareholders approve such a proposal, which is expected, the Company’s Board of Directors would have the discretion to effect a reverse stock split of the common stock at such time, and in such amount, as it deems appropriate under the circumstances.  The entire recapitalization project was recommended by a special committee of the Board of Directors appointed earlier this year.  The amendments to the Articles of Incorporation and the reverse stock split are expected to be presented to shareholders during the first half of 2009.

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

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: February 20, 2009	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer

Date: February 20, 2009	/s/ Rebecca L. McCall
Rebecca L. McCall VP of Accounting, Chief Accounting Officer