Form 10-K/A
period 2008-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2009-05-20
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

EXPLANATORY NOTE

Advance Display Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the period ended June 30, 2008, as originally filed with the Securities and Exchange Commission on October 14, 2008 (the “Original Form 10-KSB”) to include revised management’s certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. Except as described above, this Form 10-KSB/A does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-KSB, including but not limited to any other exhibits to the Form 10-KSB that may have been affected by subsequent events.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle	Date: May 20, 2009
By: Matthew W. Shankle
President, Chief Executive and Financial Officer

/s/ Rebecca L. McCall	Date: May 20, 2009
By: Rebecca L. McCall
Vice President, Accounting

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew W. Shankle	Date: May 20, 2009
By: Matthew W. Shankle
Director

/s/ James P. Martindale	Date: May 20, 2009
By: James P. Martindale
Director