Form 10-Q/A
period 2008-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2009-05-20
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2008 or

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

EXPLANATORY NOTE

Advance Display Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended December 31, 2008, as originally filed with the Securities and Exchange Commission on February 20, 2009 (the “Original Form 10-Q”) to include revised management’s certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. Except as described above, this Form 10-Q/A does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q.

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