Form 10-Q
period 2009-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2009-05-20
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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
                     YES     X       NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            YES              NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES              NO       X

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Balance Sheets -
	March 31, 2009 (unaudited) and June 30, 2008	1

	Consolidated Statements of Operations (unaudited)
	Three months and nine months ended March 31, 2009 and 2008 and
	for the period from March 15, 1995, inception, to March 31, 2009	2

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended March 31, 2009 and 2008 and
	for the period from March 15, 1995, inception, to March 31, 2009	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures

-i-

Item 1.
PART 1.  FINANCIAL INFORMATION
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$281,476	$1,271,364
Component inventory, net of reserve for obsolescence	664,097	224,314
Work in progress inventory	698,324	102,561
Finished goods inventory	531,685	---
Vendor deposits	---	33,400
Other current assets	115,996	57,512
Total current assets	2,291,578	1,689,151

Property and Equipment, Net	1,344,854	1,153,892
Deferred Manufacturing Costs, Net	388,066	407,232
Deposits	31,353	31,353

Total Assets	$4,055,851	$3,281,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$858,715	$989,450
Accounts payable - Related party	46,482	35,821
Senior secured revolving convertible note, net of debt discount, to related parties	2,760,954	---
Revolving convertible redeemable promissory notes to related parties	79,861	740,000
Demand notes to related parties	100,000	800,000
Accrued interest payable to related parties	401,857	321,008
Conversion feature liability on debt to related parties	2,156,118	---
Other accrued liabilities	42,114	49,808
Total current liabilities	6,446,101	2,936,087

Long-term obligations, less current maturities	31,944	19,729

Total liabilities	6,478,045	2,955,816

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 70,100,000 shares authorized, 70,100,000 shares issued and outstanding (liquidation preference of $1,170,670).	70,100	30,571
Preferred Series E stock, $.001 par value, 1,008,985 shares authorized, 1,008,985 shares issued and outstanding (liquidation preference of $1,267,531).	1,009	1,009
Preferred Series F stock, $.001 par value, 4,549,015 shares authorized, 4,549,015 shares issued and outstanding (liquidation preference of $4,549,015).	4,549	4,549
Preferred Series G stock, $.001 par value, 100,000 shares authorized, 90,544 shares issued and outstanding (liquidation preference of $8,802,750).	91	91
Common stock, $.001 par value, 175,000,000 shares authorized, 26,198,177 issued and outstanding	26,199	26,199
Additional paid-in capital	21,200,563	20,442,137
Deficit accumulated during the development stage	(23,724,705)	(20,178,744)
Total stockholders’ equity (deficit)	(2,422,194)	325,812

Total Liabilities and Stockholders’ Equity (Deficit)	$4,055,851	$3,281,628
(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,				Nine Months Ended March 31,				Cumulative From Inception (March 15, 1995) Through March 31,
	2009		2008		2009		2008		2009

Consulting Revenue	$	---	$	---	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---		---		---	162,761
Other interest income		347		4,240		1,066		13,608	30,066
Settlement income		---		---		---		---	463,179
Other		---		---		---		---	550
Total revenue and other income		347		4,240		1,066		13,608	747,570

Costs and Expenses:
Cost of consulting revenue		---		---		---		---	93,648
Manufacturing operations		692,617		121,711		1,829,370		121,711	2,378,658
General and administrative		406,429		288,322		1,376,306		1,042,787	8,395,319
Marketing		122,551		89,908		560,485		174,260	1,516,376
Research and development		200,249		373,739		367,944		2,680,294	8,449,331
Impairment of intangible asset		---		---		---		---	451,492
Interest expense – related parties		128,009		38,928		275,212		117,639	4,284,900

Total costs and expenses		1,549,855		912,608		4,409,317		4,136,691	25,569,724

Operating Loss		$(1,549,508)		$(908,368)		$(4,408,251)		$(4,123,083)	$(24,822,154)

Other Income and Expenses:
Change in derivative conversion feature		832,433		---		3,981,071		---	3,981,071
Interest expense - derivative conversion feature		---		---		(1,516,736)		---	(1,516,736)
Amortization of debt discount		(1,093,662)		---		(1,602,045)		---	(1,602,045)

Total other income and expenses		(261,229)		---		862,290		---	862,290

Loss Before Discontinued Operations and Extraordinary Gain		$(1,810,737)		$(908,368)		$(3,545,961)		$(4,123,083)	$(23,959,864)

Loss from discontinued operations		---		---		---		---	(202,278)
Gain on disposal of discontinued operations		---		---		---		---	108,652

Loss Before Extraordinary Gain		$(1,810,737)		$(908,368)		$(3,545,961)		$(4,123,083)	$(24,053,490)

Extraordinary Gain Due to
Extinguishment of Debt		---		---		---		---	328,785

Net Loss		$(1,810,737)		$(908,368)		$(3,545,961)		$(4,123,083)	$(23,724,705)

accrued preferred series e dividend		(2,102)		(12,612)		(27,326)		(37,836)	(258,546)

Net loss applicable to common shareholders		$(1,812,839)		$(920,980)		$(3,573,287)		$(4,160,919)	$(23,983,251)

net loss per common share (basic and dilutive):		$(.07)		$(.04)		$(.14)		$(.16)

weighted average number of common
shares outstanding		26,198,177		26,198,177		26,198,177		26,198,177
 (See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended March 31,		Cumulative From Inception (March 15, 1995) Through March 31,
	2009	2008	2009
cash flows from (to) operating activities:
Net (Loss)	$(3,545,961)	$(4,123,083)	$(23,724,705)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Reserve for inventory obsolescence	133,846	---	133,846
Impairment of intangible asset	---	---	451,492
Impairment of assets	---	---	380,373
Depreciation and amortization	490,999	24,540	896,660
Amortization of debt discount	1,602,045	---	1,602,045
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	137,816	143,458	586,958
Interest expense related to debt discount	---	---	1,893,573
Interest expense related to derivative conversion feature on debt	1,516,736	---	1,516,736
Change in derivative conversion feature	(3,981,071)	---	(3,981,071)
Loss on disposal of property and equipment	---	---	7,015
(Increase) decrease in:
Inventory	(1,701,077)	(3,937)	(2,347,296)
Vendor deposits	33,400	(167,206)	---
Other current assets	(58,484)	(65,974)	(172,481)
(Decrease) increase in:
Accounts payable	(120,074)	133,083	867,498
Interest payable to shareholders	275,211	117,639	2,318,374
Other accrued liabilities	236	(14,580)	(130,052)
Net cash used in operating activities	(5,216,378)	(3,956,060)	(17,492,692)

cash flows from (to) investing activities:
Purchases of property and equipment	(541,770)	(119,423)	(1,952,263)
Proceeds from sale of property and equipment	---	---	17,030
Long-term deposits	---	---	(31,353)
Deferred manufacturing costs	(112,630)	(287,767)	(525,598)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(654,400)	(407,190)	(3,346,297)

cash flows from (to) financing activities:
Proceeds from stock sales	---	5,212,750	9,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	4,885,000	---	11,314,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(4,110)	(982)	(14,071)
Net cash provided by financing activities	4,880,890	5,211,768	21,120,465

Increase (decrease) in cash	(989,888)	848,518	281,476
Cash & cash equivalent at beginning of period	1,271,364	1,237,599	---
Cash & cash equivalent at end of period	$281,476	$2,086,117	$281,476

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,				Cumulative From Inception (March 15, 1995) Through March 31,
	2009		2008		2009

supplemental disclosure of cash flow information
Cash paid for:
Interest	$	---	$	---	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable to stockholders to Common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters, LLC and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D Stock	$	---	$	---	$(325,000)
Subscription for Preferred Series G stock	$	---		$1,000,000	$ ---
Conversion of convertible, redeemable promissory notes to Preferred Series D Stock		$660,139	$	---	$660,139
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$80,000
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Conversion of demand notes and accrued interest to senior secured, revolving, convertible note to related parties		$2,694,362	$	---	$2,694,362
Conversion feature on senior secured, revolving, convertible note to related parties		$6,137,189	$	---	$6,137,189
Discount on senior secured, revolving, convertible note to related parties		$(4,620,453)	$	---	$(4,620,453)
Equipment acquired under capital lease		$8,395	$	---	$14,603
Issuance of shares of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to consolidated, unaudited financial statements)

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB for that year.  The results for the three-month and nine-month interim periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Going Concern

The Company’s Financial Statements have been presented as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company devoted most of its efforts toward raising capital and research and development.  More recently, the Company has begun manufacturing operations and related marketing and sales efforts.  Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise.  The Company has incurred losses since inception and has a working capital deficit of $4,154,253 as of March 31, 2009.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales orders of its proprietary SkyNet™ video display screens in the second half of fiscal 2009.  The Company’s SkyNet™ product is a large, flexible, high resolution, video display screen that can be assembled in varying sizes and specifications according to a customer’s individual needs.  Accordingly, the Company’s manufacturing process consists of assembling portions of the screens that can, in turn, be assembled into larger, custom sized screens.  During the quarters ended December 31, 2008, and March 31, 2009, and thereafter, the Company has continued to purchase parts from third party suppliers and to use those components to build screen sub-assemblies in order to be able to promptly respond to orders from prospective buyers.  Specifically, the Company significantly increased its materials inventory in order to build “strings,” subassemblies that are used to build any size or configuration of the Company’s LED screen product.  During the quarter ended March 31, 2009, the Company completed one screen system in order to have it ready for sale and also increased its work in progress for varying subassemblies to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Most of the components and sub-assemblies in inventory at March 31, 2009 can be configured for screen systems of varying size or dimension. The Company has not yet sold any of its SkyNet™ screen products and there can be no assurance that the Company will be able to do so in the future.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company previously entered into an agreement with its principal investor group that indicated a willingness to continue to fund the Company’s operations through the fourth quarter of fiscal 2009 and, if the Company has sold, delivered or executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ display systems by that time, to continue such funding until November 2009.  More recently, the Company has entered into negotiations with that investor group to substantially increase the amount of funding provided to the Company.  If those negotiations prove to be successful and all available funding is in fact provided to the Company, then the Company believes it would have sufficient financial resources to support its operations until June of 2010.  While there can be no assurance at this time that the negotiations will in fact be successful, the officers of the Company believe that such additional funding will be provided at a time and in a manner which will permit the Company to substantially continue all of its current operations until that time without interruption.  Management believes that the Company’s continued existence after such funding is discontinued is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to do so.

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

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its year ended June 30, 2008 included in the Company’s Annual Report on Form 10-KSB, as amended, for that year.

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

Finished Goods Inventory

Finished goods inventory consists of completed screen systems for sale.

Deferred Manufacturing Costs

Costs associated with production engineering, process development and facility preparation have been capitalized as deferred manufacturing costs and will be amortized over the estimated life of this generation of the LED Screens, currently estimated to be three years.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Note 2. – Impairment of Assets

During the quarter ended September 30, 2008, the Company completed the second half of its first 123 square meter production level SkyNet™ Screen.  The first half of the screen was completed in June 2008.  The Company originally installed the completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the manufacturing facility for analysis and repair.  Because of the extent of the defective components, it was considered uneconomical to repair the screen for sale for outdoor use.  As a result, the Company recorded an impairment to work in progress and component inventory of $453,397 and $9,315, respectively, for the defective parts of the screen and the additional faulty components from the same supplier for the nine months ended March 31, 2009.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing.  Accordingly, the Company reclassified a total of $277,888 to marketing equipment.  These costs are being amortized over the screen’s expected useful life of three years.  Estimated annual amortization is expected to be approximately $92,000.  The impairment to inventory recorded by the Company does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

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

The Lender also has the right under the Credit Agreement to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™) during the period beginning on November 6, 2008 and ending on the Performance Date.  In the event the Company does not satisfy the foregoing performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit facility or installment loan agreement.  The Lender also shall have the foregoing foreclosure right if there is a continuing Event of Default (as defined in the Credit Agreement) under the Credit Agreement, including non-payment of principal and interest when due, and breach of the representations and warranties or covenants contained in the Credit Agreement.

During the quarter ended March 31, 2009, the Company had draws of $975,000 and $810,000 on January 22, 2009 and March 5, 2009, respectively.  The balance of outstanding principal under the Revolving Note at March 31, 2009 was $5,779,362.  The Company recorded interest expense of $178,055 for the nine months ended March 31, 2009 related to the Revolving Note.

The Company has analyzed Statement of Financial Accounting Standards No. 133 (“FAS 133”) and Emerging Issues Task Force No.’s 00-19, 05-2 and 07-5 to determine the proper accounting treatment of the conversion feature associated with this Convertible Note.  In accordance with EITF 00-19, the Convertible Note does not meet the definition of a “conventional convertible debt instrument” since the Company does not have enough shares available on a fully diluted basis to satisfy the requirements should all outstanding options, preferred stock and convertible debt be exercised.  As a result, the Company is not exempt from FAS 133 under paragraph 11.a. and must follow the provisions of FAS 133 and account for this conversion feature as a derivative.  Therefore, the Company will bifurcate the embedded conversion feature and account for it as a derivative instrument.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 22, 2009 the Company borrowed $975,000 under the Credit Agreement.  The Company valued the conversion feature related to this borrowing using the Black-Scholes Merton model with the following assumptions:

•	Expected term – .79% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - .42%
•	Stock Price at Valuation Date - $0.09
•	Conversion Price - $0.11

The fair value of the conversion feature for the loan taken on January 21, 2009 was $560,327.  The Company recorded a debt discount of $560,327 which will be amortized over the life of the loan as additional interest expense.

On March 5, 2009 the Company borrowed $810,000 under the Credit Agreement.  The Company valued the conversion feature related to this borrowing using the Black-Scholes Merton model with the following assumptions:

•	Expected term – .67% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 0.66%
•	Stock Price at Valuation Date - $0.08
•	Conversion Price - $0.11

The fair value of the conversion feature for the loan taken on March 5, 2009 was $377,989.   The Company recorded a debt discount of $377,989, which will be amortized over the life of the loan as additional interest expense.

The following table summarizes the draws on the Credit Agreement through March 31, 2009 including the above transactions:

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Date of Draw	Amount of Draw	Conversion Feature	Debt Discount	Amount Recorded as Interest expense – derivative conversion feature	Amortization of Debt Discount	Senior Secured Revolving Convertible Note, net of debt discount, to related parties
November 6, 2008	$2,694,362	$4,137,731	$(2,694,362)	$1,443,369	$1,070,363	$1,070,363
November 10, 2008	650,000	723,367	(650,000)	73,367	253,878	253,878
December 21, 2008	650,000	337,775	(337,775)	-	105,555	417,780
January 22, 2009	975,000	560,327	(560,327)	-	132,299	546,972
March 5, 2009	810,000	377,989	(377,989)	-	39,950	471,961
Total	$5,779,362	$6,137,189	$(4,620,453)	$1,516,736	$1,602,045	$2,760,954

In accordance with FAS 133, the Company is required to revalue the conversion feature at each reporting period and record the change in value to earnings.

The fair value of the conversion feature for all of the amounts drawn as of March 31, 2009 was $2,156,118 on March 31, 2009, using the Black-Scholes Merton model with the following assumptions:

•	Expected term – .60% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 0.57%
•	Stock Price as Valuation Date – $0.07
•	Conversion Price - $0.11

The fair value of the conversion feature of $2,156,118 at March 31, 2009 is recorded as conversion feature liability on debt to related parties on the accompanying balance sheet.

The decrease in fair value of the conversion feature from the respective draw dates to March 31, 2009 of $3,981,071 is recorded in the statement of operations as a change in derivative conversion feature for the nine month period.  The decrease in fair value of the conversion feature for the quarter was $832,433. For the quarter and nine months ended March 31, 2009, the Company amortized $1,093,662 and $1,602,045 of debt discount, respectively, which is recorded as amortization of debt discount on the accompanying statement of operations.

On January 15, 2009, the holders of our Convertible Redeemable Promissory notes agreed to convert all principal ($740,000) and accrued interest ($193,330) outstanding into shares of Series D Preferred stock at a rate of $0.0167 per share or 55,888,021 shares.  The Company had 39,539,258 additional Series D Preferred shares authorized at that time.  Each of the note holders acknowledged they would convert a total of $660,139 of their notes in exchange for the 39,539,258 shares of Series D Preferred stock and they would receive the additional 16,358,763 for the remaining $79,861 of convertible notes and $193,330 of accrued interest as soon as the shareholders approved an increase to the Company’s authorized preferred stock and the Company amends its articles of incorporation.  As a result, the Company has issued the 39,539,258 shares of the series D Preferred stock in exchange for

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$660,139 of the Convertible Redeemable Promissory Notes.  The note holders also agreed that interest on the entire principal amount of the Convertible Redeemable Promissory Notes would cease as of January 15, 2009.  As of March 31, 2009, the Company had $79,861 in Convertible Redeemable Promissory Notes, $100,000 of 10% Demand Notes and $5,779,362 on the Credit Agreement due to related parties.  Accrued interest on these notes totaled $401,857 at March 31, 2009.

Note 4. – Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving Convertible Redeemable Promissory Notes and related interest, Stock Options and the convertible preferred stock.  Basic and diluted EPS were the same for the quarters and nine months ended March 31, 2009 and 2008 because the Company had losses from operations and, therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, preferred stock and options in 2009 and 2008 was anti-dilutive.  Diluted EPS does not include the following common stock equivalents attributable to convertible preferred stock, convertible debt and employee stock options because they would have been anti-dilutive.

Quarter Ended March 31,	Preferred Series D stock	Preferred Series G stock(1)	Convertible redeemable promissory notes	Interest on convertible redeemable promissory notes	Revolving Credit Agreement	Vested Stock Options

2009	70,100,000	90,544,000	4,782,119	11,576,644	52,539,656	2,803,125

2008	25,780,322	90,544,000	44,311,377	12,797,529	0	1,315,625

(1)	36,364,000 shares of the Preferred Series G stock outstanding is not convertible until the shareholders approve an increase in the Company’s authorized common stock.

Had all such shares in the table above been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 251,587,605 and 226,160,473 for the quarter and nine months ended March 31, 2009 and 178,767,568 and 161,076,759 for the quarter and nine months ended March 31, 2008, respectively.  Not including the 36,364,000 shares of Preferred Series G stock listed in (1) in the calculation of diluted EPS would result in weighted-average common shares of 215,223,605 and 189,796,473 for the quarter and nine months ended March 31, 2009 and 164,381,810 and 156,316,381 for the quarter and nine months ended March 31, 2008, respectively.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. – Subsequent Events

After March 31, 2009, the Company drew an additional $1,115,000 under the Credit Agreement.  As of April 30, 2009, the Company had drawn the full amount under the Credit Agreement.  Accordingly, the Company’s continued operations may depend upon its success in obtaining an increase in the amount of the Credit Facility available under the Credit Agreement.  As noted above, while there can be no assurance, the officers believe that the Company will be able to obtain a substantial increase in the amount of the Credit Facility from its principal investor group to fund its operations through June of 2010.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

 Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2008, includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and its research and development efforts.

 Credit Facility

During the quarter ended December 31, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, to obtain a revolving line of credit (the “Credit Facility”) of up to $6,894,362.  As of March 31, 2009, the Company had borrowed $5,779,362 under the Credit Facility, and borrowed the remaining $1,115,000 subsequent to the end of the quarter.

As a result, as of April 30, 2009, the Company had drawn the full amount under the Credit Agreement.  Accordingly, the Company’s continued operations may depend upon its success in obtaining an increase in the amount of the Credit Facility available under the Credit Agreement.  While there can be no assurance, the officers of the Company believe that the Company will be able to obtain a substantial increase in the amount available under the Credit Facility and that the increase obtained should be sufficient to fund its operations through June of 2010.

The Credit Facility is secured by a first priority lien on all of the Company’s assets (the “Collateral”) and bears interest at ten percent (10%) per annum with principal and interest due and payable on November 6, 2009 (the “Maturity Date”).  The Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”) if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Facility when due, or if there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.

The Lender may elect to convert the principal amount of the Credit Facility, evidenced by a Convertible Note, into shares of the Company’s Series G Preferred Stock at any time at $110.00 per share, or $0.11 per common share equivalent.  Upon conversion, the interest attributable to the converted principal becomes due and payable.  Because the Company does not have enough authorized shares of its Series G Preferred Stock or shares of common stock issuable upon conversion thereof to honor the conversion rights of the entire Credit Facility if exercised, the Company has agreed, subject to shareholder approval, to cause its Articles of Incorporation to be amended and restated to authorize additional shares of common stock and preferred stock.  Such amendments are expected to be submitted to the Company’s shareholders for approval by the end of fiscal 2009 as part of a broader recapitalization that will include proposals to consolidate all of the various series of preferred stock into a single series and to authorize the Board of Directors to declare a reverse stock split ranging from 1 new share for 10 old shares up to 1 new share for 20 old shares.

Denver SkyNet™ Video Screen Installation

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

The Company, as of this filing, continues to be engaged in negotiations with its supplier and its insurance company concerning the losses suffered by the Company because of the supplier’s nonconforming parts.  The Company remains optimistic that a mutually satisfactory resolution of the problem, which temporarily suspended production at the Temecula facility, will be reached in the very near future.  The Company received conforming parts from the supplier in late November of 2008, and screen production was resumed in December.

Activities This Period

During the quarter ended March 31, 2009, the Company’s business activities were principally focused on (1) raising additional capital, via the Credit Facility, in support of manufacturing and marketing operations of its SkyNet™ screens; (2) extensive testing and implementation of additional quality assurance procedures with respect to the components provided by the supplier of the defective components; (3) production of assemblies and a 75 square meter complete screen system for sale; (4) continued sales and marketing efforts of its SkyNet™ screen products; (5) evaluating other potential business opportunities; and (6) continuing its proprietary product development efforts.

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

During the same quarter a year ago, the Company’s activities were limited to: (1) product and process development for SkyNet™, utilizing the services of a contract engineering firm and its affiliated electrical engineering development company; (2) preparation for the production of the SkyNet LED screens, (3) conducting sales and marketing analysis and activities in anticipation of production and sales of SkyNet™ ; (4) exploring potential new business opportunities; and (5) continuing other proprietary product development.

 Results of Operations

For the quarter and nine months ended March 31, 2009, the Company reported a net loss of ($1,810,737) and ($3,545,961), or ($0.07) and ($0.14) per share, respectively, compared to ($908,368) and ($4,123,083), or ($.04) and ($0.16) per share, respectively, for the quarter and nine months ended March 31, 2008.  The change in net loss for the quarter and nine-month periods ended March 31, 2009 from 2008 primarily is due to (a) net other expense of approximately ($261,000) and net other income of $862,000 for the quarter and the nine-month periods in 2009 related to the derivative conversion feature associated with the Credit Agreement and (b) a decrease in research and development costs of approximately $173,000 and $2,312,000 for the quarter and nine months, respectively, attributable to the completion of the initial SkyNet™ proprietary product development efforts in the fiscal 2008 periods performed by a contract engineering firm, offset by: (1) manufacturing costs of approximately $693,000 and $1,829,000, respectively, in 2009, compared to approximately $122,000 for both periods in 2008, attributable to the costs of the Company’s plant and employees that built the Company’s first SkyNet™ screen products, including the impairment recorded to the finished screen due to faulty components; (2) an increase in general and administrative expense of approximately $118,000 and $334,000, respectively, in 2009 over 2008, primarily resulting from higher accounting and personnel costs for the Company’s expanded management team and operating activities; (3) an increase in marketing costs of approximately $33,000 and $386,000, respectively, for product demonstrations and market development; and (4) an increase in interest expense of approximately $89,000 and $158,000 for the three and nine-month periods of 2009 over 2008 due to the increase in outstanding debt under the Credit Agreement.

The Company had no sales during the quarter or nine months ended March 31, 2009 or for the same periods ended 2008.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $347 and $1,066 for the quarter and nine months ended March 31, 2009 compared to $4,240 and $13,608 for the same periods in 2008.

As noted above, the Company reported manufacturing costs of approximately $693,000 and $1,829,000 for the quarter and nine months ended March 31, 2009.  During the quarter ended

September 30, 2008, the Company completed the second half of its first 123 square meter production level SkyNet™ Screen.  The first half of the screen was completed in June 2008.  The Company installed the completed screen in Denver at the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  As a result, the Company recorded an impairment to work in progress and component inventory of $453,397 and $9,315, respectively, for the defective parts of the second half of the screen and the additional faulty components then on hand from the same supplier for the nine months ended March 31, 2009.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing.  Accordingly, the Company capitalized $277,888 to marketing equipment.  These costs will be amortized over the screen’s expected useful life, which is estimated to be three years.  Estimated annual amortization is expected to be approximately $92,000.  The impairment to inventory recorded by the Company to date does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

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

From December 2008 through March 31, 2009, and in subsequent periods, the Company has continued to purchase parts from third party suppliers and to use those parts to build screen sub-assemblies and finished product in order to be able to promptly respond to orders from prospective buyers. Specifically, the Company significantly increased its materials inventory in order to build “strings,” subassemblies that are used to build any size or configuration of the Company’s LED screen product.  The Company completed one screen system for sale and increased its work-in-progress for varying subassemblies during the quarter ended March 31, 2009 to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Most of the components and sub-assemblies in inventory at March 31, 2009 can be configured for screen systems of varying size or dimension.  Manufacturing costs were allocated to work in progress and finished goods inventory based on expected normal capacity rates.  Cost in excess of the allocations to work-in-progress and finished goods inventories are included in manufacturing expense including a reserve for obsolete inventory of approximately $134,000 for the three and nine months ended March 31, 2009.  Manufacturing costs of approximately $122,000 for both the quarter and nine months ended March 31, 2008 included costs associated with preparations for the manufacturing facility in California.

The Company reported general and administrative (“G&A”) expenses of $406,429 and $1,376,306 for the quarter and nine months ended March 31, 2009, respectively, compared to $288,322 and $1,042,787, respectively, for the same periods in 2008, an increase of approximately $118,000 and $334,000, respectively.  Salaries and related expenses increased approximately $52,000 and $118,000 for the quarter and nine-month periods in 2009 from 2008, primarily resulting from changes in personnel and a reduced allocation of the president’s time to research and development.  In March 2008, the Company utilized the services of a contract accounting person until hiring the person as an employee in September 2008.  This resulted in a decrease in contract service fees for the 2009 quarter from 2008 of approximately $2000 and an increase of approximately $15,000 for the nine-month period in 2009 over 2008.

G&A travel expense increased by approximately $9,000 and $2,000 for the quarter and nine months ended March 31, 2009 from the same periods a year ago, on account of increased travel related to the expanded corporate activities, including increased travel to and from the Company’s manufacturing facility in Temecula, California, partially offset by more of the Company’s travel being directly related to manufacturing and marketing operations.  Professional fees increased by approximately $32,000 and $99,000 for the quarter and nine-month periods in fiscal 2009 from fiscal 2008, primarily due to (1) higher legal fees of approximately $24,000 and $136,000, respectively, stemming from increased business and financing activities, including the negotiation of the Credit Agreement and the preparations for the proposed reorganization of the Company’s capital structure and (2) increased accounting, finance and IT fees of approximately $32,000 and $111,000, respectively, primarily due to the commencement of manufacturing activities and increases in other business activities.  These increases were partially offset by a decrease of approximately $24,000 and $148,000 in legal fees associated with the Company’s patent applications and other activities related to protection of the Company’s proprietary products and processes, due to extensive research conducted in the same periods in the prior year.

The Company is continuing work to convert its existing enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  As a result, G&A software license fees and training for the three and nine-month periods increased approximately $7,000 and $27,000, respectively, in fiscal 2009 from 2008.

The Company continues to develop its corporate identity by enhancing its website and other promotional activities, resulting in an increase in related fees of approximately $6,000 and $50,000 for the three and nine-month periods ended March 31, 2009 from the same periods a year ago.

G&A depreciation expense increased approximately $3,000 for the nine months ended March 31, 2009 from 2008 due to an increase in equipment purchases but was the same for the most recent quarterly period due to certain assets being fully depreciated by the March 31, 2009 quarter.  Other net G&A expenses increased approximately $14,000 and $20,000, respectively, for the 2009 quarter and nine-month period over the same periods in 2008 primarily due to the Company’s increased activities and growth.

Sales and marketing expenses increased by approximately $33,000 and $386,000 to $123,000 and $560,000 for the quarter and nine months ended March 31, 2009 from the same periods in the prior year.  During the nine-month period in fiscal 2009, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ screens resulting in an increase in salaries and related benefits of approximately $64,000 over the nine-month period in the prior year.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  These changes in personnel resulted in a decrease in salaries and related benefits of approximately $13,000 for the quarter in fiscal 2009 from fiscal 2008.  Consulting fees for sales and marketing increased approximately $17,000 and $85,000 for the three and nine-month periods in fiscal 2009 from fiscal 2008 primarily due to the addition of a Director of Sales and a Director of Marketing on a contract basis.  Due to these changes in sales and marketing employees and consultants, marketing travel expenses increased for the fiscal 2009 three and nine-month periods from fiscal 2008 by approximately $4,000 and $49,000, respectively.  The Company has increased its customer management software licenses to aid in its sales efforts resulting in an increase in these fees of approximately $1,000 and $12,000 for the quarter and nine-month periods in fiscal 2009 from the same periods of the prior year.

For the three and nine-month periods ended March 31, 2009, the Company reported an increase in marketing, promotional and product demonstration costs of approximately $2,000 and $95,000 over the prior year periods, primarily in connection with the Colorado Convention Center installation for the nine-month period.  Marketing depreciation expense increased approximately $21,000 and $67,000 for the fiscal 2009 periods from fiscal 2008 primarily due to the capitalization of a portion of the initial production screen for marketing demonstration purposes.

Other sales and marketing expenses increased by approximately $1,000 and $14,000 for the fiscal 2009 periods from fiscal 2008, respectively, on account of the increased level of sales and marketing activity at the Company.

During the three and nine-month periods of fiscal 2008, the Company was engaged in research and development of its SkyNet™ screen product utilizing the services of a project engineering firm.  The Company reported approximately $374,000 and $2,680,000 for the fiscal 2008 periods, respectively, in total research and development expense in connection with these efforts.  By the end of fiscal 2008 on June 30, 2008, the SkyNet™ research and development was substantially complete, resulting in a decrease in research and development costs for the corresponding fiscal 2009 periods of approximately $173,000 and $2,312,000 to approximately $200,000 and $368,000, respectively.

Interest expense increased by approximately $89,000 and $158,000, respectively, for the three and nine-month periods ended March 31, 2009 over the prior year periods, due to higher debt balances.

On November 6, 2008 the Company entered into a Credit Agreement with a related party to obtain a revolving line of credit of up to $6,894,362 (see “Liquidity and Capital Resources” below).  At March 31, 2008, the Company owed $5,779,362 under the Credit Agreement.  The promissory note evidencing the debt created by the Credit Agreement is convertible into Series G Preferred stock that is further convertible into shares of the Company’s common stock.  The Company currently does not have enough common stock authorized by its Articles of Incorporation, however, to issue to the Lender if the Lender requested conversion on the outstanding balance.  Accordingly, in accordance with EITF 00-19, the promissory note does not meet the definition of a “conventional convertible debt instrument.”  Therefore, the Company bifurcated the embedded conversion feature of the promissory note and accounted for it as a derivative instrument.  As a result, the Company reported net other expense totaling approximately ($261,000) and net other income of approximately $862,000 for the quarter and nine months ended March 31, 2009, respectively, on account of variations in the conversion value of the promissory note during the quarter.  (See Note 3.  Notes Payable to Related Parties to the Consolidated, Unaudited Financial Statements above.)

 Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund its operations.  At March 31, 2009, the Company reported negative net worth of $2,422,194 and negative working capital of $4,154,253, compared to positive net worth of $325,812 and negative working capital of $1,246,936 at June 30, 2008.  The Company continues to require the infusion of outside capital to cover its administrative expenses, product development, manufacturing costs and business development efforts.  On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Agreement with an affiliate of the Company’s majority shareholder and director and issued a Convertible, Revolving Promissory Note secured by a first priority lien on all of the Company’s assets that matures on November 6, 2009.  The Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2009, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Agreement when due, or if there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  While there can be no assurance, the officers of the Company currently expect that the Company will enter into one or more agreements with its principal investor group to increase the amount available under the Credit Facility and to extend its maturity date, the result of which would be that the Company’s operations will be funded until June of 2010.  Management also believes that the Company’s continued existence after this source of funding is no longer available will depend upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve and maintain profitable operations.

The Company’s future capital requirements after the exhaustion of funding by its principal investor group will depend on numerous factors.  The Company’s management believes that, if substantial equity or other long-term capital can be obtained at that time, cash flow from operations and from short-term debt financing arrangements may be adequate to enable the Company to conduct its operations in accordance with its current business plan, however the effects of the current global economic recession upon the Company’s sales and operations cannot be predicted at this time.  If the Company fails to repay the amounts due under the Credit Agreement when due, all of the Company’s assets may be seized by the Lender. There can be no assurance that the Company will be successful in raising capital or producing revenue from operations.  If the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and to otherwise sustain its operations, it will be forced to immediately discontinue operations and liquidate its assets.  In such an event, the Lender has the right to seize all of the Company’s assets upon a default and it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Cash flows from financing activities for the nine months ended March 31, 2009, consisted of $4,885,000 received under the terms of the Credit Agreement described above, partially offset by nominal lease payments.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) sales and marketing efforts; (4) manufacturing operations; (5) purchase of materials inventory; and (6) equipment purchases.

At March 31, 2009, the Company reported current assets of $2,291,578 and a working capital deficit as current liabilities exceeded current assets by $4,154,253.  At March 31, 2009, current liabilities consisted of: (1) notes to related parties, net of the debt discount, of $2,940,815, (2) accrued interest to related parties of $401,857, (3) conversion feature liability on debt to related parties of $2,156,118 and (4) trade payables and accrued expenses totaling $947,311, which were incurred primarily for business development, sales and marketing efforts, operating costs, inventory and equipment purchases, and manufacturing operations.

As noted above, the Company entered into the Credit Agreement with the Lender effective November 6, 2008, pursuant to which the Company established a revolving line of credit not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362).  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008, which provides for interest at ten percent (10%) on all outstanding amounts, payable on November 6, 2009 or upon conversion of the Convertible Note.  If the negotiations with the Lender to substantially increase the amount of the Credit Facility are successful, the officers expect that the Maturity Date will be extended to June 30, 2010.  In the absence of conversion or acceleration of the term of the Convertible Note, all principal, interest and other amounts owed to the Lender shall be immediately due and payable on the Maturity Date.  The Convertible Note is secured by a first priority lien on all of the Company’s assets.

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

The Lender also has the right under the Credit Agreement to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”) if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™), during the period beginning on November 6, 2008 and ending on the Performance Date.  In the event the Company does not satisfy the foregoing performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral, or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit facility or installment loan agreement.  In connection with the proposed increase to the amount of the Credit Facility, the officers intend to seek an extension of the Performance Date, though there is no assurance that their efforts will be successful in this regard.  The Lender also has similar foreclosure rights if there is a continuing Event of Default (as defined in the Credit Agreement) under the Credit Agreement.

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

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Our management, including our Principal Executive and Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive and Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Risk of Foreclosure on Assets.  The Company has pledged all of its assets as collateral to secure a revolving line of credit agreement (the “Credit Agreement”) with its principal investor group (the “Lender”). By that agreement, the Lender has indicated a willingness to continue to fund the Company’s operations through the fourth quarter of fiscal 2009 and, if the Company has sold, delivered or executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ display systems by that time, to continue such funding until November 2009.  While the Company’s officers believe that the Lender will substantially increase the amount available to the Company under the Credit Agreement and extend the maturity date beyond November 2009, there can be no assurance that such additional funds will be available to the Company or that such an extension will be granted.  The officers believe that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to do so. There can be no assurance that the Company will be successful in raising any more capital or producing revenue from operations.  Accordingly, if the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and otherwise needed to sustain its operations, the Lender may be expected to seize all of the Company’s assets upon a default, and the Company will be forced to immediately discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Please see the additional Risk Factors relating to the Company in Item 1A of the Company’s Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2008, which Risk Factors are incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In connection with the execution of the Credit Agreement and pursuant to its obligations thereunder, the Company is seeking shareholder approval to amend its Articles of Incorporation to increase the authorized shares of the Company’s common stock and preferred stock.  Shareholder approval is expected because the Lender is affiliated with the Company’s controlling shareholder.  This increase in authorized shares is expected to be part of a broader recapitalization of the Company whereby the various series of preferred stock outstanding, including the Series G Preferred Stock to be issued to the Lender, would be consolidated into a single series of preferred stock.  While this consolidation will require the consent of the current holders of the Company’s preferred stock and shareholder approval of amendments to the Articles of Incorporation, the Company believes that such approval is likely to be obtained.  Finally, the recapitalization also would include the authorization of a reverse stock split of the Company’s common stock ranging from 1 new share for 10 old shares up to 1 new share for 20 old shares.  If the shareholders approve such a proposal, which is expected, the Company’s Board of Directors would have the discretion to effect a reverse stock split of the common stock at such time, and in such amount, as it deems appropriate under the circumstances.  The entire recapitalization project was recommended by a special committee of the Board of Directors appointed earlier this year.  The amendment and restatement of the Articles of Incorporation and the reverse stock split are scheduled to be presented at the annual meeting of shareholders expected to be held on June 29, 2009.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1 31.2	Certificate of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 Certificate of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC. (Registrant)
Date: May 20, 2009	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer

Date: May 20, 2009	/s/ Rebecca L. McCall
Rebecca L. McCall Vice President of Accounting, Chief Accounting Officer