Form 10-K
period 2009-06-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2009-10-13
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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
Common Stock, $.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the 8,111,873 shares of common stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of December 31, 2008 was $730,069.  As of October 12, 2009, the registrant had outstanding 32,014,723 shares of Common Stock.

PART I

i

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

ii

PART I

ITEM 1.   BUSINESS

Introduction

Advance Display Technologies, Inc. (“ADTI” or the “Company”) is a development stage company, incorporated under the laws of the State of Colorado on October 7, 1983.  ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems and, since December 2004, ADTI also has engaged in the business of the technological development and manufacture of proprietary Light Emitting Diode (“LED”) display screen systems.

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

Products, Technologies and Operations

Fiber Screen Technology.  ADTI initially was engaged in the development of large screen fiber optic displays (“Fiber Screens” or “Screens”) and associated manufacturing processes for various industries and applications.  A Fiber Screen may utilize any of a variety of projection light sources that project images into the Screen’s matrix bundle of collated optical fibers that in turn, transmit, magnify, and display the correlative image segments onto the viewable face of the Screen.  The Company’s FiberVision™ Fiber Screen, which the Company has never produced or sold in commercial quantities, is a large format high-resolution, optically passive, image transfer and magnification device, exhibiting a high contrast ratio and enhanced image display characteristics.  While the Company may resume development of its proprietary Fiber Screen technology sometime in the future, all of its current research and development, production and marketing efforts are focused on its Light Emitting Diode (LED) product.  The Company believes that there may still be a market opportunity for the Company to sell, support and service Fiber Screens and related non-proprietary products to the out-of-home advertising market, architectural media façade market and other visual display dependent markets.  Any such activity would be in addition to, and not a replacement for, its ongoing development, production and marketing of SkyNet™ LED displays, discussed below.

Acquired Technologies.  In fiscal 2005, the Company acquired the rights to two proprietary LED technologies.  These LED Screen technologies (the “Acquired Technologies”) were designed for large format out-of-home advertising displays, generally in excess of 14ft. x 48ft.  Various features of the Acquired Technologies were the subject of patents and patents applications on file in the United States.  The Company subsequently developed and built two generations of a proprietary LED Screen product using one of the two Acquired Technologies (the “UltraNet Technology”).  The Company demonstrated the Generation I prototype in November 2005 and the Generation II prototype in December of 2006, but these demonstrations exposed various inadequacies of the UltraNet Technology.  As a result, the Company concluded that neither of these two prototypes could justify commercial production based on the UltraNet Technology, which the Company determined was not commercially viable.

Proprietary LED Technology.  The Company subsequently determined to develop its own “third generation” LED Screen product and commenced a new product development project without using any of the Acquired Technologies.  The Company designed an entirely new product from scratch, engaging the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Engineering Firm”) and utilizing new, proprietary technologies.  The result was the all-new Generation III prototype, SkyNet™, which was successfully demonstrated in December of 2007.  The SkyNet™ product is a mesh LED Screen with a plurality of LED modules distributed in a grid matrix format with a spacing of 50 millimeters, utilizing a stainless steel mesh backplane to provide flexibility.  The product is thin, lightweight, sunlight readable and runs video at 60 frames per second.  The SkyNet™ screen is 50% transparent, thereby allowing light and air to pass through, and can be installed and operational in one day.

Manufacturing Operations.  During fiscal 2008, the Company developed its own manufacturing capacity for SkyNet™ LED Screens, leasing approximately 19,360 square feet of industrial space in Temecula, California, and hiring manufacturing, administrative and supervisory personnel on board in Temecula.  In order to commence production of SkyNet™ video display screens and subassemblies in Temecula, the Company significantly increased its workforce, including the hiring of production workers and engineers.  The Company also expanded its administrative, sales and marketing staff to foster sales of SkyNet™ products.

The Company began manufacturing activities in June 2008 and completed its first 123 square meter production level SkyNet™ screen in the first six weeks of fiscal 2009.  The Company installed the completed screen on the Colorado Convention Center in Denver on August 11, 2008, as its beta test sign for marketing purposes, where it was to be used to air video advertisements and live programming during the Democratic National Convention in Denver.  Unfortunately, this first SkyNet™ screen experienced an unacceptable level of “string failures,” with random portions of the video display losing power or going dark.  The Company ultimately determined, via x-ray analysis and other investigative techniques, that these performance failures were the result of noncompliant and defective parts provided by a key supplier.  Due to the extent of the defective components provided by the supplier, the screen had to be removed prior to the commencement of the Convention.  It was ultimately determined that the Screen could not be repaired and offered for sale for outdoor use but could only be used internally for marketing demonstrations and for ongoing development and testing.

The failure of the first production SkyNet™ screen was a serious setback for the Company’s nascent production and marketing program.  Production of additional screens was halted for several months while the Company investigated the source of the performance failure and established new quality control procedures, including enhanced testing procedures to detect noncompliant or defective parts and design improvements to reduce the impact of such parts on screen performance.  Production of SkyNet™ screen displays did not resume until December of 2008, when the Company obtained fully compliant parts from the supplier and eliminated all potential sources of failure besides the defective and noncompliant parts.  The Company has demanded restitution from the supplier for its losses, including consequential damages, caused by the failure of these parts.  The parties are currently engaged in discussions aimed at negotiating a consensual resolution of the matter.

Proprietary Technologies.  The Company has filed patent applications for various proprietary features of SkyNet™ with the United States Patent & Tradmark Office (the “USPTO”) as well as through the Patent Cooperation Treaty, which covers most of the world’s industrialized nations, and with other patent offices around the world.  While the Company elected not to utilize the Acquired Technologies in SkyNet™, it has retained its rights to the Acquired Technologies, including the UltraNet Technology, in hopes of someday utilizing a portion of those technologies in future products.

The Company continues to invest substantial resources in exploring and developing new proprietary technologies and product designs that may contribute to future proprietary display products. The Company is currently seeking to further develop and refine its existing proprietary technologies and display products by incorporating and utilizing the Company’s newly implemented Quality Management System (“QMS”).

Recent Developments

During fiscal 2009, the Company invested significant resources to develop and enhance its corporate infrastructure including improvements in research and development, product development, marketing, production engineering, manufacturing capacity and quality management.  The Company implemented a new quality management system as well as an enterprise resource planning system and enhanced its sales capabilities, internal audit and accounting functions.

The Company initiated and implemented its Quality Management System in fiscal 2009.  As a result, on August 21, 2009, the International Standards Authority issued a Certificate of Registration to the Company for “conformance with the provisions set forth by ISO 9001:2008”.  As a result of achieving ISO 9000 certification, the Company expects to be permitted to affix a “CE Mark” to all of its SkyNet™ products in early 2010, thus declaring quality and conformity to the necessary standards and directives.  The CE mark is internationally recognized and accepted as the standard of a quality manufactured product.  CE Marking also is widely considered to be a prerequisite to selling manufactured products in the European Union.

While the failure of the initial production SkyNet™ display in Denver was a serious setback for the Company’s production, sales and marketing efforts, the Company responded by implementing corrective actions in fiscal 2009 to protect against future failures. Besides eliminating the identified deficiencies in vendor-supplied components of the SkyNet™ display product, the Company performed exhaustive environmental testing of the SkyNet™ product both in house and at independent test labs.  As a result of the positive results of this testing regimen, management believes that the SkyNet™ Screen product is capable of successful deployment and long-term operation in even the harshest environmental conditions.

During fiscal 2009, the Company raised a substantial amount of new capital to fund the expansion of its operations, including manufacturing, sales and marketing, and ongoing research and development efforts.   In particular, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  As of June 30, 2009, the Company had borrowed a total of $9,117,869 under the Credit Facility.

Employees and Other Company Personnel

During fiscal 2009, the Company hired additional employees and engaged a number of independent contractors, consultants and temporary workers to provide services in support of the Company’s sales, marketing and manufacturing operations.

During fiscal 2009, the Company reconfigured its sales strategy and organization by, among other things, eliminating the Business Development Manager and Sales Engineer positions. This realignment of the Company’s sales organization was done to better align the Company’s assets with the market.  The Company appointed one of its former Business Development Managers as the new Director of Sales and assigned to him the task of building a network of independent sales agents to better serve the sales requirements of the Company.  Also during fiscal 2009, the Company hired a Director of Middle East Operations to pursue opportunities in the Middle East markets, a Senior Development Engineer, a Mechanical and Electrical Engineer, a Buyer, five contract assembly technicians and additional administrative support staff.  Subsequent to year end, the Company appointed an Optical Physicist previously providing consulting services for the Company to the position of Vice President of Research and Development and Chief Technology Officer.  In addition, the Company added a Senior Director of Engineering, a Quality and Manufacturing Engineer and two additional assembly technicians.

As of September 19, 2009, the Company employed one part-time and 27 full-time employees, who coordinated sales and marketing functions, directed business, manufacturing and product development efforts and conducted administrative and accounting functions.  The Company may employ additional staff as required and as working capital permits.  The Company also retains various independent contractors on an as-needed basis for management, financial, engineering, marketing, sales and consulting services.

Research and Development

During fiscal 2009 the Company continued its pursuit of technological and product development activities.  The technological activities were primarily focused on refining and improving the performance of discrete components and their associated manufacturing processes for use in the Company's products. The Company's product development activities were focused on improving existing product performance and initiating the creation of product variants to expand product offerings.  Management believes that continued support and promotion of the Company's ongoing research and development efforts are necessary to create and sustain a technological leadership position in the market for large area mesh LED displays.

During fiscal 2009, the Company incurred approximately $600,000 in research and development expenses for the LED Screen, including ongoing development, engineering verification and testing of its SkyNet™ LED Screen product.  During fiscal 2008, the Company incurred approximately $2,900,000 in research and development expenses for the LED Screen, including the Generation-3 prototype LED Screen.

Manufacturing Operations

During fiscal 2009, the Company continued development and implementation of its manufacturing capacity and production capabilities for its SkyNet™ LED Screens. Multiple new pieces of capital equipment for improved production and testing purposes were purchased and installed at the Temecula facility.  Management believes that these activities have provided the Company with sufficient production capacity to satisfy, in the near term, any future demand for product contemplated by management’s current sales projections.

The Company’s SkyNet™ product is a large, flexible, high resolution, video display screen that can be assembled in varying sizes and specifications according to a customer’s individual needs.  Accordingly, the Company’s manufacturing process consists of assembling portions of the screens that can, in turn, be assembled into larger, custom sized screens.  During fiscal 2009, the Company continued to purchase parts from third party suppliers and to use those components to build screen sub-assemblies in order to be able to promptly respond to orders for finished screens from prospective buyers.  Specifically, the Company significantly increased its materials inventory in order to build “strings,” subassemblies that are used to build any size or configuration of the Company’s LED screen product.  During the fiscal year, the Company completed one screen system in order to have it ready for sale and also increased its work in progress for varying subassemblies to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Most of the components and sub-assemblies in inventory at June 30, 2009 can be configured for screen systems of varying size or dimension.

Marketing and Sales

The Company’s SkyNet™ LED Screen’s target market includes at least five distinct out-of-home advertising or promotional market segments, namely (1) the larger roadside video billboards, (2) retrofit video building wraps, (3) engineered video panels for architectural media facades, (4) mass transit hubs, and (5) the rental-staging industry.  Management believes that these segments are currently underserved by competing technologies, such as Bulb Matrix, other LED displays, and various projection technologies, and that the SkyNet™ technology offers substantial advantages over existing technologies in these segments.

The Company currently is engaged in a concentrated effort to market and sell its SkyNet™ LED Screens to these target markets and customers.  Among the potential customers being pursued by the Company are outdoor advertising companies, which erect and place video displays, billboards and other outdoor signs in various commercial locations and who sell advertising space or time to third party advertisers.  The Company also is seeking the business of various types of entertainment and sporting venues, especially those where the Company’s flexible, lightweight, semi-transparent, and “direct sunlight readable” SkyNet™ video display may provide particular value.  Commercial building owners looking to develop their “vertical real-estate spaces” who may find the same attributes beneficial for generating additional revenues from their buildings, comprise another market known as Architectural Media Facades that the Company is currently trying to penetrate.

The success of the Company’s sales and marketing efforts are partially dependent on the overall health of the worldwide advertising industry. This industry, particularly in the United States, has experienced significant declines in revenue and new activity during the past year as a result of the global economic downturn. Because of these market factors, the Company’s current sales and marketing plan is focused on generating sales of SkyNet™ LED Screens in fiscal 2010 in certain overseas markets.  In the second half of fiscal year 2009, the Company launched concerted efforts to develop selected overseas markets with the goal of achieving sales in areas of the world that have been less affected by the current economic downturn in the United States.

 Competition

The Company’s SkyNet™ video display products are subject to competition from companies with substantially greater financial resources, human resources, marketing and production capabilities than the Company.  Likely competitors are often part of large diversified corporate groups with a variety of other operations, which can provide both a means of distributing their products and stable sources of earnings and cash flows.  Some of the companies which may compete with the Company include, but are not limited to, Barco N.V., Philips Electronics N.V., Daktronics, Inc. & Lighthouse Technologies, Ltd.

Proprietary Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secrets, licensing and contract laws to protect its trade secrets and other proprietary information.

The Company’s SkyNet™ LED Screen and its FiberVison™ Fiber Screen are based on the Company’s proprietary technologies for fiber optic display, LED screen design, optical image projection, and manufacturing process methodologies, all of which were either developed or acquired by the Company.  Since inception in 1983, the Company has been directly issued, acquired, and/or licensed 11 patents issued by the USPTO for the technologies it employs in its Fiber Screens.  Of these 11 patents, three remain active, though they will expire in March 2011, November 2015, and February 2018, respectively.  At the end of fiscal 2000, the Company determined that, at that time, it did not have a reasonable expectation that it would generate significant future revenues from the use of intellectual property contained in the patents issued prior to June 30, 1999 and, therefore, wrote off all capitalized costs associated with these patents.  The decision to write off the capitalized costs in 2000 does not, however, limit the Company’s ability to rely upon valid patents or to use the patented technologies in the future.

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

In fiscal 2005, the Company acquired an exclusive worldwide, perpetual and irrevocable license for certain LED display technologies (the “Acquired Technologies”) by an assignment from John Temple, a former officer and director of the Company.  The Acquired Technologies included, but were not limited to, all intellectual property disclosed in two patents issued by the USPTO and one USPTO patent application for mesh LED display technologies. One of the two issued patents subsequently was determined to be in the public domain, though the second patent remains active and is being maintained by the Company.  This second patent, USPTO # 6,737,983 was issued in the United States on May 18, 2004.  The current status of this patent is:  (1) issued by the USPTO, (2) issued by the Mexican Patent Office, (3) pending with the Japanese Patent Office, and (4) pending with the European Patent Office (the “EPO”).  The one patent application for the LED display technologies that was assigned to the Company and subsequently issued as USPTO #7,319,408, has, to date, been applied for in the following patent offices around the world: Australia, Brazil, Canada, Japan, Mexico and the EPO.  In fiscal 2008, the Company filed five additional patent applications for its own, newly developed LED Screen technology utilized in the SkyNet™ video display screens.  The Company may file additional patent applications for other aspects of its proprietary LED Screen technologies that are currently under development.

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

Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Company’s Financial Statements for fiscal 2009 (included in Part II, Item 8 of this report) includes a qualification regarding the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is subject to question because it still has not realized significant revenues from continuing operations and it remains dependent on the continuation of outside funding, which is not certain.  The Company has borrowed an additional $1,900,000 under the Credit Facility since the end of its fiscal year on June 30, 2009.  The Company believes that the Credit Facility will be sufficient to fund operations through June 30, 2010.  There is no assurance, however, that such financing will be sufficient or that the Company will be able to extend or refinance or repay that debt in a timely manner.

Even if the Company does obtain all necessary financing to sustain its operations through June of 2010, the Company may not be successful in generating enough revenue from sales of SkyNet™ video display products to sustain its operations or, in the absence of such revenue, in raising sufficient new capital to fund operating losses.  Moreover, if the Company does obtain enough sales orders for SkyNet™ products to sustain its operations, it still faces a variety of challenges in manufacturing products to fill those orders, including but not limited to, the resolution of its recent supplier problems.  If the Company is not successful in these endeavors, it may be forced to discontinue operations and liquidate its assets.  Because substantially all of the Company’s assets would have to be used to satisfy the secured debt of the Credit Facility, it is extremely unlikely that there would be any funds or property available for distribution to shareholders from a liquidation.

ITEM 1A.      RISK FACTORS

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

We reported a net loss of $5.6 million for the fiscal year ended June 30, 2009.  We cannot assure you that we will become profitable, and if we do not, the value of your investment could be adversely affected or you could lose your investment.

The global economic downturn may inhibit our ability to generate sales of our products.  While we have confidence in the quality of our SkyNet™ LED screens and their suitability for the needs of various potential customers, as a development stage company, we have never sold any SkyNet™ LED screens.  The recent global economic downturn has made the challenge of consummating our first sale in this market an even more daunting task.  If we are unable to close any sales in fiscal 2010, we may lose our existing financing through the Credit Facility and, if additional financing is not available, we would have to suspend operations and might be forced to liquidate.  Because all of our assets are pledged to support the Credit Facility, it is extremely unlikely that there would be any distribution of funds or assets to shareholders in a liquidation.

Dependence on outside suppliers could disrupt our business if they fail to meet expectations.  We outsource the majority of our manufacturing to outside suppliers.    A negative performance issue with a single supplier could lead to significant quality and delivery issues and prevent the sale of the display.  Because of the negative perception which results and the time it takes to resolve these issues, it could also result in the loss of subsequent sales opportunities.  We have sought to mitigate this risk by qualifying alternate suppliers for key components as well as implementing a more robust quality assurance system but there is no assurance that our efforts will be successful.

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

We are susceptible to general economic conditions, and a downturn in our industry or a reduction in spending by consumers.  Our operating results are subject to fluctuations based on general economic conditions, including conditions that impact discretionary consumer spending, which could in turn affect advertising revenues, entertainment spending, and other expenditures that drive demand for our products.  As a result of the current downturn in the U.S. economy, the electronic video display industry has experienced a slowdown in sales, which has adversely impacted our ability to generate revenues and may continue to affect the results of our future operations.

We may not be able to obtain the capital we need to maintain or grow our business.  Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt or equity capital.  We cannot determine the precise amount and timing of our funding needs at this time.  We may be unable to obtain future additional financing on terms acceptable to us, or at all.  We also may need to refinance our new or existing indebtedness at maturity.  We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.  All of our assets are pledged as collateral for our indebtedness and we may lose those assets upon a default and subsequent foreclosure.  If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures.  Any such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

There are a large number of shares of Common Stock underlying our Preferred Stock that may be available for future sale, and the sale of these shares may depress the market price of our Common Stock.  As of June 30, 2009, there were 177,002,763 shares of our Series D Preferred Stock outstanding.  In addition, amounts borrowed under the Credit Facility, as amended, are convertible into Series D Preferred Stock.  If we borrow the full amount available under the Credit Facility, as amended, or $15,000,000, the lender may elect to convert the note into 159,171,711 shares of Series D Preferred Stock.  The same lender also has warrants to purchase 810,564 shares of Series D Preferred Stock at $.084 per share.  Our Series D Preferred Shares are convertible to Common Stock on a one for one basis.

Holders of our preferred stock have a majority of the voting power and economic ownership of the Company and various rights that are senior to the rights of holders of Common Stock.  Our Articles of Incorporation authorize the issuance of preferred stock in several different series.  Our Board of Directors is authorized to determine the rights, provisions, privileges, restrictions, and number of authorized shares of any series of preferred stock.  As the result of various issuances of preferred stock over the past several years to finance the Company’s continuing operations, the holders of preferred stock have greater rights, including voting and economic rights, than the Common Stock.  The issuance of additional shares of preferred stock could adversely affect the value of the Common Stock.  As noted above, the holders of Series D preferred stock have substantially greater voting power and economic interest in the Company than Common Stock.

Ownership may be diluted by the exercise or grant of employee stock options.  The 2007 Equity Incentive Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s Common Stock to be available for issuance upon the exercise of options granted.  In August 2007, our compensation committee granted a total of 6,750,000 options to six individuals, including officers, employees and consultants, which vest quarterly beginning September 2007 and are exercisable at $0.11 per share.  Further, in December 2007, we granted 750,000 stock options to two new employees, which are exercisable at $0.14 per share and will vest quarterly beginning at several different dates and some in relation to specific performance goals.  As of June 30, 2009, there were 6,500,000 options outstanding, of which 3,221,875 were exercisable at an exercise price of $0.11 to $0.14 per share.  When shares of Common Stock are issued upon the exercise of these options or other stock options or stock grants that may be made under our Equity Incentive Plan, the ownership of existing shareholders may be diluted.

Our largest shareholder will continue to have significant ownership of our voting securities and voting control for the foreseeable future.  As of the date of this report, Lawrence F. DeGeorge, a member of our Board of Directors, owns or controls approximately 80% of our issued and outstanding capital stock on a fully converted basis.  As a result, Mr. DeGeorge may be able to effectively control our affairs and business, including the election of directors, and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interests of our minority shareholders in that it may limit our shareholders’ ability to elect or remove directors, delay or prevent a change in control, impede a merger, consolidation, take over or other transaction, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our Common Stock is thinly traded, which may result in low liquidity and price volatility.  The daily trading volume of our Common Stock is relatively low.  If this were to continue in the future, the liquidity and appreciation of our Common Stock may not meet shareholders’ expectations, and the prices at which it trades may be volatile.  The market price of our Common Stock could be adversely impacted as a result of sales by existing shareholders of a large number of shares of our Common Stock in the market or by the perception that such sales could occur.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

The Company currently leases office space at 7334 South Alton Way, Suite F, Centennial, Colorado 80112.  The current facility has a total of 1,411 square feet at a current base rental of $1,965 per month plus operating expenses of $504 per month.  The facility is currently being used as office space for accounting, administrative, sales and marketing activities.  The Company currently leases the facility on a month-to-month basis.  As working capital permits and operations dictate, the Company may consider alternative facilities in the future to accommodate space requirements for other business operations and products.

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

On March 27, 2008, the Company entered into a lease for approximately 19,360 square feet of industrial space in Temecula, California, for a five (5) year rental term beginning April 1, 2008 and ending March 31, 2013.  The facility is used for research and development activities and to manufacture the Company’s proprietary outdoor flexible digital display product, SkyNet™.  The Lease calls for a monthly payment of $13,552.00 for the first year of the lease and a security deposit of $15,252.90, with increased rental amounts in each year of the five year term, commencing with $13,552.00 per month for the year ended March 31, 2009 and ending with $15,252.90 per month for the year ending March 31, 2013.  In addition, the Company will pay a percentage of the annual rent to the Lessor’s broker partners of between 4% and 6% per year, and the Company has provided a separate guaranty of the Lease (the “Guaranty”).

ITEM 3.         LEGAL PROCEEDINGS

The Company has not been engaged in any material legal proceedings in fiscal 2009.  If the Company’s ongoing discussions with the supplier of the defective and noncompliant parts used in the SkyNet™ sign installed in Denver in August of 2008 are not fruitful, however, the Company could resort to litigation against the supplier to recover the damages suffered by the Company as a result of the supplier’s actions.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2009, the Company held its Annual Meeting of Shareholders for the purpose of considering and acting upon a series of transactions designed to simplify the Company’s capital structure, to elect directors and to ratify certain transactions and the selection of auditors.  At the meeting the shareholders considered the following 14 proposals:

1.     To elect Messrs. Shankle, DeGeorge and Martindale to the Company’s Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected;

2.     To ratify the appointment of AJ Robbins, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009; and

3.     To approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 175,000,000 to 1,000,000,000 shares;

4.     To approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Preferred Stock from 130,000,000 to 1,000,000,000 shares;

5.     To approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Series D Preferred Stock from 70,100,000 to 500,000,000 shares;

6.     To ratify the Senior Secured Revolving Credit Agreement entered into on November 6, 2008, by and between the Company and DeGeorge Holdings Three LLC;

7.     To ratify the conversion of all of the Company’s Revolving 10% Convertible, Redeemable Promissory Notes into 55,888,021 shares of the Company’s Series D Preferred Stock;

8.     To ratify the exchange of all outstanding shares of the Company’s Series E Preferred Stock for 1,267,531 shares of the Company’s Common Stock;

9.     To ratify the exchange of all outstanding shares of the Company’s Series F Preferred Stock for 4,549,015 shares of the Company’s Common Stock;

10.   To ratify the exchange of all outstanding shares of the Company’s Series G Preferred Stock for 90,544,000 shares of the Company’s Series D Preferred Stock;

11.   To approve an amendment to the Company’s Articles of Incorporation to amend the terms of the Series D Preferred Stock, in light of the exchange of the Series G Preferred Stock;

12.   To approve an amendment to the Company’s Articles of Incorporation to eliminate the Series E, Series F and Series G Preferred Stock;

13.   To approve a reverse stock split of the Company’s Common Stock and Preferred Stock at a specific ratio to be determined by the Board of Directors in its discretion no later than 12 months after the annual meeting, within a range of not less than 10 to 1 and not more than 20 to 1, and in connection therewith, an amendment and restatement of the Company’s Articles of Incorporation to reflect all prior amendments approved herewith and the reverse stock split ultimately selected by the Board; and

14.     To ratify all prior issuances of, or agreements to issue, capital stock of the Company.

Series G Preferred shares are counted as 1,000 common equivalent shares for each Series G Preferred share voted.  The votes cast for, against or withheld, as well as the number of abstentions, as to each of the proposals presented at the meeting were as follows:

Proposal 1 – the election of directors

Director	Votes For (General Voting Class)	Votes Withheld (General Voting Class)
Matthew W. Shankle	180,310,497	394,039
Lawrence F. DeGeorge	180,310,397	394,139
James P. Martindale	180,310,497	394,039

Proposal 2 – the ratification of AJ Robbins, P.C. as the Company’s independent audit firm

	Votes For	Votes Against	Votes Abstain
General Voting Class	180,697,607	2,077	4,852

Proposal 3 – the amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock:

	Votes For	Votes Against	Votes Abstain
General Voting Class	180,695,497	7,283	1,756
Common Stock	20,191,658	7,283	1,756

Proposal 4 – the amendment to the Company’s Articles of Incorporation to increase the authorized shares of Preferred Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,129,728	5,168	1,747
Common Stock	17,625,889	5,168	1,747
Preferred Stock Class	166,045,850	-	-
Series D and Series G Class	160,503,839	-	-
Series E	1,008,985	-	-
Series F	4,533,026	-	-

Proposal 5 – the amendment to the Company’s Articles of Incorporation to increase the authorized shares of Series D Preferred Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,130,062	5,124	1,457
Common Stock	17,626,223	5,124	1,457
Series D	69,959,839	-	-

Proposal 6 – the ratification of the Senior Secured Revolving Credit Agreement with DeGeorge Holdings Three LLC

	Votes For	Votes Against	Votes Abstain
General Voting Class	180,696,567	5,958	2,011

Proposal 7 – the ratification of the conversion of the Company’s Revolving 10% Convertible Redeemable Promissory Notes

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,130,426	4,698	1,519

Proposal 8 – the ratification of the exchange of Series E Preferred Stock for 1,267,531 shares of Common Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,130,714	4,412	1,517

Proposal 9 – the ratification of the exchange of Series F Preferred Stock for 4,549,015 shares of Common Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	177,990,303	4,558	141,782

Proposal 10 – the ratification of the exchange of Series G Preferred Stock for 90,544,000 shares of the Company’s Series D Preferred Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,130,395	4,597	1,651

Proposal 11 – the amendment to the Company’s Articles of Incorporation to change the terms of the Series D Preferred Stock to reflect the exchange of Series G Preferred Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,130,581	4,375	1,687
Series D and Series G Class	160,503,839	-	-
Series D	69,959,839	-	-
Series G	90,544,000	-	-

Proposal 12 – the amendment to the Company’s Articles of Incorporation to eliminate Series E, Series F and Series G Preferred Stock

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,132,792	2,018	1,833
Series E	1,008,985	-	-
Series F	4,533,026	-	-
Series G	90,544,000	-	-

Proposal 13 – the approval of the reverse stock split at a ratio to be determined by the Board and to restate the Company’s Articles of Incorporation to reflect the stock split and other amendments

	Votes For	Votes Against	Votes Abstain
General Voting Class	180,695,293	7,658	1,585
Common Stock	20,191,454	7,658	1,585
Series D and Series G Class	160,503,839	-	-

Proposal 14 – the ratification of prior issuances of capital stock issuances and agreements

	Votes For	Votes Against	Votes Abstain
General Voting Class	178,130,203	4,697	1,743
Common Stock	17,626,364	4,697	1,743
Series D	69,959,839	-	-
Series G	90,544,000	-	-

Accordingly, all fourteen proposals were approved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the range of high and low bids for ADTI’s Common Stock for the last two fiscal years.  Since completion of its public offering in 1986, it has traded over the counter and is currently quoted on the OTC Bulletin Board (the “OTCBB”).  Historically, trading in the Common Stock of ADTI has been extremely limited, although trading volume has been higher in recent years.  The quotations represent prices between dealers as shown on the OTCBB, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Fiscal Quarter Ended	High	Low
Fiscal 2008	September 30, 2007	$0.12	$0.07
	December 31, 2007	0.15	0.08
	March 31, 2008	0.19	0.09
	June 30, 2008	0.58	0.11

	Fiscal Quarter Ended	High	Low
Fiscal 2009	September 30, 2008	$0.45	$0.10
	December 31, 2008	0.20	0.08
	March 31, 2009	0.10	0.01
	June 30, 2009	0.08	--

As of October 12, 2009 there were 1,742 record holders of ADTI’s Common Stock, excluding those held in street name.  No dividends have been paid with respect to ADTI’s Common Stock and ADTI has no present plans to pay dividends on its Common Stock in the foreseeable future.

ADTI’s Series D Preferred Stock ranks senior and prior to ADTI’s Common Stock as to dividends.  For more information regarding ADTI’s Series D Preferred Stock, see Note 10 of the accompanying Notes to our Consolidated Financial Statements included in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute “forward looking statements”.  (See page ii of this report.)

Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Company’s Financial Statements included in Part II, Item 8 of this report contains a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not realized significant revenues from operations and is dependent on the continuation of outside funding, which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and its research and development efforts

During fiscal 2009, the Company raised a substantial amount of new capital for manufacturing operations and for continuing research and development for its proprietary LED mesh video display screens, SkyNet™. The Company’s principal business activities consisted of: (1) improvement of its manufacturing and quality management operations for SkyNet™ LED screens; (2) expanding and training its production, engineering, sales, marketing and administrative workforce; (3) performing sales and marketing analysis and sales operations to support and bring to market SkyNet™ LED Screens, and (4) continuing its proprietary product development activities.

 Credit Facility

On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of a member of the Company’s Board of Directors and its majority shareholder.  By the Credit Agreement, the Company established a revolving line of credit secured by a pledge of all of the Company’s assets (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362), which included a rollover of $1.8 million in Demand Notes issued during the six-month period, and $700,000 in previously issued 10% Demand Notes and accrued interest on the Demand Notes totaling $194,362.  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) per annum based on a 365/366 day year on the outstanding balance, with interest payable along with principal at maturity on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  Under the terms of the Credit Agreement, the Lender may elect to convert all or any portion of the unpaid principal owed under the Convertible Note into shares of the Company’s Series D Preferred Stock at any time or from time-to-time at a conversion price of $0.11 per share (the “Conversion Price”).

On June 15, 2009, the Company and the Lender, entered into the Amendment (“Amendment”) to the Credit Facility.  The Amendment modified the Credit Agreement to, among other things: (1) increase the maximum amount of revolving credit available to $15,000,000, resulting in an additional $8,105,638 of available credit (the “Additional Credit”); (2) extend the maturity date of the Credit Agreement from November 6, 2009 to December 31, 2010; (3) issue a stock purchase warrant (the “Warrant”) in favor of the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock (the “Warrant Shares”); (4) enter into a revolving note in favor of the Lender in an aggregate principal amount not to exceed $15,000,000 (the “New Revolving Note”) and (5) make various other revisions to the terms of the Credit Agreement.

Under the terms of the Amendment, the Lender may elect to convert all or any portion of the unpaid principal relating to the Additional Credit and the New Revolving Note into shares of the Company’s Series D Preferred Stock at a conversion price of $0.084 per share (the “Amendment Conversion Price”).  The Warrant grants the Lender the right to purchase 810,564 shares of Series D Convertible Preferred Stock at any time or from time-to-time until June 15, 2013, at the Amendment Conversion Price. The Series D Convertible Preferred Stock converts 1-for-1 into shares of the Company’s Common Stock.

Under the Amendment, the Lender also has the right to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the New Revolving Note as of July 1, 2010 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ during the period beginning on June 15, 2009, and ending on the Performance Date.  In the event that the Company does not satisfy such performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral, or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit or installment loan agreement.  The Lender shall also have the same foreclosure right if there is a continuing event of default under the Credit Agreement.

The Company believes the Credit Facility will provide sufficient financial resources to support its operations until June of 2010.  Management believes that the Company’s continued existence after such funding is discontinued is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to do so.

Capital Restructuring

On January 15, 2009, the holders of our Convertible Redeemable Promissory notes agreed to convert all principal ($740,000) and accrued interest ($193,330) outstanding into shares of Series D Preferred stock at a rate of $0.0167 per share or 55,888,021 shares.  The Company had 39,539,258 additional Series D Preferred shares authorized at that time.  Each of the note holders acknowledged they would convert a total of $660,139 of their notes in exchange for the 39,529,258 shares of Series D Preferred stock and they would receive the additional 16,358,763 for the remaining $79,861 of convertible notes and $193,330 of accrued interest as soon as the shareholders approved an increase to the Company’s authorized preferred stock and the Company amended its articles of incorporation.  The note holders also agreed that interest on the entire principal amount of the Convertible Redeemable Promissory Notes would cease as of January 15, 2009.

Effective February 1, 2009, the holders of our Series E Preferred Stock and Series F Preferred Stock agreed to convert all the Series E and Series F Preferred Stock to 1,267,531 and 4,549,015 shares of the Company’s Common Stock, respectively, subject to shareholder approval.

Also effective February 1, 2009, the holders of our Series G Preferred Stock agreed to convert all of the outstanding Series G Preferred Stock to 90,544,000 shares of Series D Preferred Stock, subject to shareholder approval.

On June 29, 2009 the shareholders approved all of the above mentioned transactions and approved a proposal to eliminate the Series E, F and G Preferred Stock, leaving the Company with only two classes of stock, Common and Series D Preferred.  As a result, at June 30, 2009, the Company had 177,002,763 shares of Series D Preferred Stock and 32,014,723 shares of Common Stock outstanding.  Also, the Company had borrowed $9,117,869 under the Credit Facility, as amended, which amount is convertible into 89,146,342 shares of the Company’s Series D Preferred Stock.

Denver SkyNet™ Video Screen Installation

The Company installed a SkyNet™ screen at the Colorado Convention Center in Denver on August 11, 2008.  While installed, the screen suffered a series of performance failures resulting from noncompliant and defective parts provided by one of the Company’s key suppliers.  It was subsequently determined that, due to the extent of the defective components, the screen could not be repaired in a manner that would permit it to be offered for sale for outdoor use.  The Company determined that the sign would be used for marketing demonstrations and for ongoing product integration testing purposes and ultimately may be sold for an indoor application.

The Company, as of this filing, continues to be engaged in negotiations with the supplier and its insurance company concerning the losses suffered by the Company because of the supplier’s nonconforming parts.  The Company remains optimistic that a mutually satisfactory resolution of the problem, which temporarily suspended production at the Temecula facility, will be reached in the near future.  The Company received conforming parts from the supplier in late November of 2008, and screen production was resumed in December.

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

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

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

Management Team

Matthew W. Shankle is the Company’s President and CEO responsible for managing its day-to-day operations.  James P. Martindale is the Company’s Executive Vice President of Manufacturing and Chief Operations Officer and Rebecca L. McCall is the Company’s Vice President of Accounting.  Effective July 20, 2009, the Board of Directors appointed Mr. Gregory L. Heacock as Vice President of Research and Development and Chief Technology Officer.  Messrs. DeGeorge, Shankle and Martindale comprise the Board of Directors of the Company.  See the biographical data concerning the individual members of management in Part III, Item 9 of this report.

Results of Operations

For the fiscal year ended June 30, 2009, the Company reported net losses of ($5,585,758), or ($.21) per share, compared to net losses of ($5,368,563), or ($.20) per share, for fiscal 2008.  The increase in net loss for the fiscal year ended June 30, 2009 over 2008 primarily is due to: (1) an increase in the Company’s manufacturing expense of approximately $1,794,000 due to the commencement of manufacturing operations in the second half of fiscal 2008; (2) an increase in general and administrative costs of approximately $409,000, which is largely attributable to higher personnel and consulting costs to support the Company’s expanded operations, and legal and other expenses relating to the new financing and capital restructuring; (3) an increase in marketing expenses of approximately $364,000 primarily due to the launch of the SkyNet™ LED Screens; and (4) an increase in interest expense to related parties of approximately $298,000 due to higher debt balances in 2009 from 2008.  These increases were substantially offset by: (1) a decrease in research and development costs of approximately $2,217,000 attributable to the Company completing its initial proprietary product development of the SkyNet™ Screen in 2008; and (2) other income reported for 2009 relating to the derivative conversion feature associated with the Credit Agreement.

The Company had no sales in either fiscal 2009 or 2008.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from operations.  The Company reported interest income of approximately $1,000 and $19,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

The Company reported manufacturing costs of approximately $2,343,000 and $549,000 for the fiscal years ended June 30, 2009 and 2008, respectively.  In June 2008, the Company completed one half of its first 123 square meter production level SkyNet™ Screen.  In August 2008, the Company completed the second half of the screen and installed the completed screen in Denver at the Colorado Convention Center in August 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing.  Accordingly, the Company capitalized $277,888 to marketing equipment.  These costs will be amortized over the screen’s expected useful life, which is estimated to be three years.  Estimated annual amortization is expected to be approximately $93,000.  As a result, the Company recorded a net impairment to inventory of approximately $375,000 and $193,000 for the years ended June 30, 2009 and 2008, respectively, for the defective screen and components, which costs are included in manufacturing costs.  The impairment to inventory recorded by the Company to date does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

From December 2008 through the end of June 2009, and in subsequent periods, the Company has continued to purchase parts from third party suppliers and to use those parts to build screen sub-assemblies and finished product in order to be able to promptly respond to orders from prospective buyers. Specifically, the Company significantly increased its materials inventory in order to build “strings”, subassemblies that are used to build any size or configuration of the Company’s LED screen product.  The Company completed one screen system for sale and increased its work-in-progress for varying subassemblies during the year ended June 30, 2009 to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Manufacturing costs were allocated to work in progress and finished goods inventory based on expected normal capacity rates.  Cost in excess of the allocations to work-in-progress and finished goods inventories are included in manufacturing expense, including a reserve for obsolete inventory of approximately $223,000 for year ended June 30, 2009.

The Company reported general and administrative (“G&A”) expenses of approximately $1,882,000 and $1,472,000 for the fiscal years ended June 30, 2009 and 2008, respectively.  The increase of approximately $409,000, or 28%, is primarily attributable to increases in salaries and professional fees due to the expanded operations, raising additional capital and the capital restructuring.

G&A Salaries and related expenses increased approximately $162,000 in fiscal 2009 from 2008, primarily resulting from an increase in accounting and IT personnel.

Professional fees increased by approximately $134,000 for the year ended June 30, 2009 from 2008.  The increase is primarily due to (1) an increase in audit fees due to the expanded manufacturing and business operations; (2) an increase in legal fees primarily related to the complete reorganization of the Company’s capital structure, the negotiation of the Credit Facility, and expanded business operations; and (3) the addition of a human resource consultant to assist with recruiting qualified candidates for technical positions.  These increases were partially offset by a reduction in legal fees associated with patent applications and other activities related to protection of the Company’s proprietary products and processes, and extended analysis of competitive products and patents conducted in the prior year.  G&A travel expense decreased by approximately $13,000 in fiscal 2009 versus the same period a year ago due to less trips to the manufacturing facility and to oversee the engineering firm conducting research and development activities in 2008.

The Company is currently working to convert its enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  G&A software license and training fees increased by approximately $23,000 in 2009 from 2008 in connection with this ongoing system conversion.

On June 29, 2009, the Company held its Annual Meeting of Shareholders but did not hold one during the fiscal year ended June 30, 2008.  This resulted in an increase in shareholder related costs of approximately $24,000 in 2009 from 2008.  The Company continued enhancing its website resulting in an increase of approximately $37,000 for the fiscal year ended June 30, 2009 over 2008.  Other net expenses increased approximately $42,000 in the year ended June 30, 2009 from 2008.

Sales and marketing expenses increased by approximately $364,000 to approximately $709,000 for the year ended June 30, 2009 from $345,000 for the prior year.  During the fiscal year ended June 30, 2009, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ screens.  These same individuals were employed for only a few months in the prior year.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  In May 2009, the Company hired a Director of Middle East Operations, initially to develop the market and pursue potential sales.  These changes resulted in an increase in salaries and related benefits of approximately $47,000 for 2009 from 2008.  Consulting fees for sales and marketing increased approximately $88,000 for the fiscal years ended June 30, 2009 from 2008 primarily due to the addition of a Director of Sales and a Director of Marketing on a contract basis.  Also due to these changes in sales and marketing employees and consultants, travel expenses increased for 2009 from 2008 by approximately $33,000.

The Company has increased its customer management software licenses to aid in its sales efforts resulting in an increase in these fees of approximately $9,000 for 2009 from 2008.  For the fiscal year ended June 30, 2009, the Company reported an increase in marketing, promotional and product demonstration costs of approximately $103,000 over the prior year, primarily in connection with the Colorado Convention Center installation and attendance at trade shows in 2009.  Marketing depreciation expense increased approximately $88,000 for the fiscal year ended June 30, 2009 from 2008 primarily due to the capitalization of a portion of the initial production screen for marketing demonstration purposes. Other sales and marketing expenses decreased by approximately $4,000 for the 2009 fiscal year from 2008.

During fiscal 2008, the Company continued research and development of its SkyNet™ screen utilizing the services of a contract engineering firm and its affiliated electrical engineering development company (collectively, the “Project Engineering Firm”).  The Company reported approximately $2,900,000 in total research and development expense for 2008.  By the end of June 2008, the SkyNet™ research and development provided by the Project Engineering Firm was substantially complete resulting in a decrease in research and development costs of approximately $2,300,000 for the fiscal year ended June 30, 2009 from 2008.  The Company reported approximately $600,000 for ongoing research and development activities for fiscal 2009.

Interest expense increased by approximately $298,000 for fiscal 2009 over 2008 due to the higher annualized debt balance in connection with the newly established Credit Facility.

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund its operations.  At June 30, 2009, the Company reported negative net worth of $2,612,540 and negative working capital of $4,337,634 compared to positive net worth of $325,812 and negative working capital of $1,246,936 at June 30, 2008.  On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Agreement with an affiliate of the Company’s majority shareholder and director and issued a Convertible, Revolving Promissory Note, secured by a first priority lien on all of the Company’s assets, which matures on November 6, 2009.  On June 15, 2009, the Company and the Lender, entered into an Amendment (the “Amendment”) to the Credit Facility that, among other things, increased the amount available and extended the maturity date to December 31, 2010.  After the Amendment, the Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2010, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Agreement when due, or if there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  Management believes that the Credit Facility will provide sufficient financial resources to support its operations until June of 2010.  Management also believes that the Company’s continued existence after this source of funding is no longer available will depend upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve or maintain profitable operations. If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Cash flows from financing activities for the fiscal year ended June 30, 2009 consisted of borrowings under the Credit Facility totaling $8,217,000, partially offset by capital lease payments of $5,567.  These cash flows were used for (1) operating expenses; (2) sales and marketing efforts; (3) manufacturing operations; (4) ongoing research and product development; (5) continued manufacturing process development and tooling design and fabrication; (6) purchases of materials inventory; and (7) equipment purchases.

Cash flows from financing activities for the fiscal year ended June 30, 2008 consisted of the receipt of $1,000,000 on a subscription receivable outstanding for the purchase of shares of the Company’s Series G Preferred Stock, the receipt of $5,212,750 from the sale of additional Series G Preferred Stock, partially offset by nominal principal lease payments.  During fiscal 2008, 13,475 shares of Series G Preferred Stock were sold at $90 per share for a total of $1,212,750, and an additional 36,364 shares were sold at a price of $110 per share for $4,000,000.  The Series G Preferred Stock is convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) research and development expenses for the SkyNet™ LED Screens; (4) manufacturing preparation, process development and tooling design and fabrication; (5) purchasing materials inventory; (6) manufacturing the first half of the initial SkyNet™ screen; and (7) equipment purchases.

At June 30, 2009, the Company reported current assets of approximately $3,990,000 and a working capital deficit.  Current liabilities exceeded current assets by approximately $4,338,000.

At June 30, 2009 current liabilities consisted of: (1) notes to shareholders with accrued interest, net of debt discount, of approximately $7,617,000; and (2) trade payables and accrued expenses totaling approximately $711,000 which were incurred primarily for sales and marketing costs, inventory purchases, manufacturing operations, research and development and operating costs.

As stated above, on November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with an affiliate of a director and majority shareholder, DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”).  By the Credit Agreement, the Company established a revolving line of credit (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362), which included a rollover of $1.8 million in Demand Notes issued during the six-month period, and $700,000 in previously issued 10% Demand Notes and accrued interest on the Demand Notes totaling $194,362.  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) per annum based on a 365/366 day year on the outstanding balance, with interest payable along with principal at maturity on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  Under the terms of the Credit Agreement, the Lender may elect to convert all or any portion of the unpaid principal owed under the Convertible Note into shares of the Company’s Series D Preferred Stock at any time or from time-to-time at a conversion price of $0.11 per share (the “Conversion Price”).

On June 15, 2009, the Company and the Lender, entered into an Amendment (“Amendment”) to the Credit Facility.  The Amendment modified the Credit Agreement to, among other things: (1) increase the maximum amount of revolving credit available to $15,000,000, resulting in an additional $8,105,638 of available credit (the “Additional Credit”); (2) extend the maturity date of the Credit Agreement from November 6, 2009 to December 31, 2010; (3) issue a stock purchase warrant (the “Warrant”) in favor of the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock (the “Warrant Shares”); (4) enter into a revolving note in favor of the Lender in an aggregate principal amount not to exceed $15,000,000 (the “New Revolving Note”) and (5) make certain other revisions.  Unless otherwise changed by the Amendment, the terms of the Credit Agreement are still in effect.

Under the terms of the Amendment, the Lender may elect to convert all or any portion of the unpaid principal relating to the Additional Credit and the New Revolving Note into shares of the Company’s Series D Preferred Stock, at any time or from time-to-time at a conversion price of $0.084 per share (the “Amendment Conversion Price”).  The Warrant grants the Lender the right to purchase 810,564 shares of Series D Convertible Preferred Stock at any time or from time-to-time until June 15, 2013, also at the Amendment Conversion Price. The Series D Convertible Preferred Stock converts 1-for-1 into shares of the Company’s Common Stock.

Under the Amendment, the Lender also has the right to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the New Revolving Note as of July 1, 2010 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™), during the period beginning on June 15, 2009, and ending on the Performance Date.  In the event that the Company does not satisfy such performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral as set out in the Credit Agreement, or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit or installment loan agreement.  The Lender shall also have the same foreclosure right if there is a continuing event of default under the Credit Agreement.  The Lender is an affiliate of Lawrence F. DeGeorge, a member of the Board of Directors of the Company and the Company’s controlling shareholder.  The Company will use the amounts borrowed under the Credit Facility for operating capital.  The descriptions of the Credit Agreement, the Amendment and the Convertible Notes set forth above are qualified in their entirety by the Senior Secured Revolving Credit Agreement and corresponding Convertible Revolving Promissory Note, both of which are attached as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2008, and the Amendment to Senior Secured Revolving Agreement and corresponding Convertible Revolving Promissory Note, both of which are attached as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.

For information regarding the conversion of our Convertible Redeemable Promissory Notes and the exchange of our Series E, F and G Preferred Stock, refer to “Capital Restructuring” above.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See indexes to financial statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

(b)          Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing capacity for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information as to each director and executive officer of ADTI as of September 19, 2009:

Directors and Officers	Age	Position with ADTI
Lawrence F. DeGeorge	65	Director
Matthew W. Shankle	49	Chief Executive Officer, President and Director
James P. Martindale	46	Chief Operations Officer, Executive Vice President of Manufacturing, and Director
Gregory L. Heacock	49	Vice President of Research and Development, Chief Technology Officer
Rebecca L. McCall	52	Vice President of Accounting

Business Experience for Executive Officers and Directors:

Lawrence F. DeGeorge - Mr. DeGeorge was appointed a Director effective September 2, 1998.  Since 1991, Mr. DeGeorge has directed venture capital investment in telecommunications, biotechnology, internet infrastructure, information display screens and financial services as Chief Executive Officer of LPL Investment Group, Inc. and LPL Management Group, Inc.  From 1986 to 1991, Mr. DeGeorge held various positions with Amphenol Corporation, a manufacturer of telecommunications interconnect products, including serving as President from May 1989 to January 1991, Executive Vice President and Chief Financial Officer from September 1986 to May 1989, and as a director from June 1987 to January 1991.  From 1984 to 1986, Mr. DeGeorge served as Executive Vice President of LPL Group, Inc., a company specializing in mergers, acquisitions and leveraged buyouts.  Mr. DeGeorge currently serves as a director of several companies:  (a) iPlan Networks since November 1998, an IP-based CLEC located in Argentina providing voice, data and internet infrastructure services; (b) Cervalis LLC since April 2000, a high-end provider of managed IT server hosting, disaster recovery; and storage; and (c) Miniweb Interactive Ltd. since July 2008, an Interactive Service Provider of converged broadcast and broadband entertainment.  From May 1998 to November 2007, Mr. DeGeorge served as a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services.  From November 1998 to September 2001, Mr. DeGeorge served as director of GigaRed S.A., a converged broadband cable television operator providing voice, video, data and internet infrastructure services.  Mr. DeGeorge served as a director of UnitedGlobalCom, Inc., a provider of multi-channel television services, from June 1997 until October 1999, and from September 1987 to January 1991.

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

Gregory L. Heacock - Effective July 20, 2009, Mr. Heacock, age 49, was appointed the Company’s Vice President, Research & Development and Chief Technology.  Prior to joining the Company, Mr. Heacock co-founded Sensor LLC, a material science development company for the medical industry and served as its Vice President, Research & Development from December 2006 to July 2009.  From October 2003 to December 2006, Mr. Heacock served as Director of Engineering, Visient Division of Light Sciences Corporation, a medical research company.  Mr. Heacock was also the co-founder and Chief Scientist of Retinal Technologies Inc., (now Retica Systems Inc.), a company specializing in high security biometric identification from September 2002 to September 2003.  Prior to that, Mr. Heacock was the Research Fellow at eMagin Inc. (Virtual Vision) and the Research Director for Ocular Instruments Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a).

To our knowledge, based solely on the oral and written representations of the Company’s directors and executive officers and a review of copies of Forms 3, 4, and 5 that were filed with the Securities and Exchange Commission, the Company believes that for the fiscal year ended June 30, 2009, the number of late Form 4 and 5 reports, and the number of late transactions reported are as follows:

Name of Reporting Person	Late Forms 4 or 5	Transactions
Gene W. Schneider	1	1
Lawrence F. DeGeorge	2	4

Code of Ethics

The Company adopted a Code of Ethics for all of its employees, directors and officers in March 2007, a copy of which is available on the Company’s website at http://www.adtimedia.com .  To access the Code of Ethics, click on “Investors.”

Code of Business Conduct

The Company has a stated policy against any conflict of interest transaction in its Code of Business Conduct, which was adopted in March 2008.  The Code of Business Conduct prohibits officers, directors and employees from employment by or investment in, any customer, supplier, or competitor of the Company.  The Code of Business Conduct also prohibits acceptance of commissions, compensation or excessive gifts or entertainment from persons or firms with whom the Company does or may do business, as well as any exploitation of a corporate opportunity.  Exceptions to the prohibition on conflict of interest transactions may be made on a case-by-case basis to avoid inequitable results.

A copy of the Company’s Code of Business Conduct is available on the Company’s website at http://www.adtimedia.com.  To access the Code of Business Conduct, click on “Investors.”

Audit Committee; Audit Committee Financial Expert

The Company does not have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act or a separate committee performing similar functions.  The entire Board of Directors performs the functions of an Audit Committee as provided in section 3(a)(58)(B) of the Exchange Act.

The Board of Directors has determined that Lawrence F. DeGeorge qualifies as an “audit committee financial expert,” as that term is defined by the Securities and Exchange Commission.  In addition, only Mr. DeGeorge is independent as defined by the Nasdaq Stock Market (“Nasdaq”) (the Company’s Common Stock is traded on the OTC Bulletin Board, which does not have its own independence standard).

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company’s last three fiscal years by the Principal Executive Officer and the two other most highly compensated executive officers of the Company (the “Named Executive Officers”).

SUMMARY COMPENSATION

Name	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compen- sation ($)	Non-qualified deferred Compen- sation earnings ($)	All Other Compen- sation	Total
Matthew W. Shankle	2009	$132,686	$0	$0	$49,516	(2)	$0	$0	$0	$182,202	(2)
President and CEO	2008	$132,686	$0	$0	$49,516	(2)	$0	$0	$0	$182,202	(2)

James P. Martindale	2009	$150,000	$0	$0	$37,136	(3)	$0	$0	$0	$187,136	(3)
Executive Vice	2008	$150,000	$0	$0	$37,136	(3)	$0	$0	$0	$187,136	(3)
President of
Manufacturing, COO

Rebecca L. McCall	2009	$126,000	$0	$0	$24,756	(4)	$0	$0	$0	$150,756	(4)
Vice President of	2008	$106,923	$0	$0	$24,756	(4)	$0	$0	$0	$131,679	(4)
Accounting

(1)	The assumptions we used in valuing the option awards are described in Note 6 Equity Incentive Plans to the Consolidated Financial Statements included in this report.

(2)	Includes vested option to purchase 500,000 shares of the Company’s common stock out of the option to purchase 2,000,000 shares of common stock granted on August 15, 2007.

(3)	Includes vested option to purchase 375,000 shares of the Company’s common stock out of the option to purchase 1,500,000 shares of common stock granted on August 15, 2007.

(4)	Includes vested option to purchase 250,000 shares of the Company’s common stock out of the option to purchase 1,000,000 shares of common stock granted on August 15, 2007.

Messers. Shankle and Martindale and Ms. McCall do not have employment agreements with the Company.  Compensation Committee determines changes, if any, to their salary or other compensation.

2009 Outstanding Equity Awards to Officers at Fiscal Year-End

	Option Award							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew W. Shankle	1,000,000	(1)	1,000,000	(1,2)	0	$0.11	2017	0	$0	0	$0
James P. Martindale	750,000	(3)	750,000	(2,3)	0	$0.11	2017	0	$0	0	$0
Rebecca L. McCall	500,000		500,000	(2)	0	$0.11	2017	0	$0	0	$0

(1)	Includes 500,000 non-qualified options.

(2)	These options vest equally over the next eight quarters beginning with the quarter ending September 30, 2009.

(3)	Includes 375,000 non-qualified options.

As of June 30, 2009 there were 4,500,000 options outstanding to officers of which 2,250,000 were exercisable at an exercise price of $.11 per share and expire in 2017.

Potential Payments Upon Termination of Employment or Change of Control

The Company has no agreements with any of its named executive officers or with any other person that would require the Company to make any payments or provide any other consideration in the event of a transaction or other event resulting in a change in control of the Company.

Compensation of Directors

During the fiscal year ended June 30, 2009, our directors did not receive any compensation for their services.

Compensation Committee Interlocks and Insider Participation

Mr. Lawrence F. DeGeorge served as the only member of the Company’s Compensation Committee during the last fiscal year.  Mr. DeGeorge has never been an officer or employee of the Company.  For information regarding Mr. DeGeorge’s reportable transactions with the Company, refer to “Certain Relationships and Related Transactions – Review of Related Person Transactions.”

The Company is not aware of any other transactions or relationships required to be disclosed under applicable rules of the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at June 30, 2009

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	6,500,000	$0.11 to $0.14	18,020,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	6,500,000	$0.11 to $0.14	18,020,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 19, 2009, certain information regarding the equity securities of ADTI beneficially owned of record by each Named Executive Officer, director, each person known by ADTI to beneficially more than 5% of any voting class of the Company’s voting securities, and all executive officers and directors as a group.  The voting securities of the Company consist of Common Stock that is entitled to one vote per share, and Series D Preferred Stock that is entitled to one vote per share.  As of September 19, 2009, the Company had outstanding 32,014,723 shares of Common Stock and 177,002,763 shares of Series D Preferred Stock.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned.  Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of this disclosure, the amount of the securities beneficially owned is the aggregate number of shares of Common and Series D Preferred Stock outstanding on such date, plus: (1) the aggregate amount of Common Stock which could be issued upon the exercise of options within 60 days of such date, plus (2) the aggregate amount of Series D Preferred Stock that could be issued upon exercise of warrants, plus (3) the aggregate amount of Series D Preferred Stock that could be issued upon conversion of the outstanding Credit Facility.

Name and address of beneficial owners	Title of Class	Amount and nature of Beneficial Ownership	Percent of Class	Title of Class	Amount and nature of Beneficial Ownership		Percent of Class	Total amount and nature of Beneficial Ownership		Total Percent of Beneficial Ownership
				Preferred

William W. Becker Box 143 Grand Cayman Island British West Indies	Common $.001 Par (“Common”)	2,070,647	6.47%	Series D	0		0.00%	2,070,647		0.99%

Lawrence F. DeGeorge (1) 140 Intracoastal Pointe Drive Suite 410 Jupiter, FL 33477	Common	7,393,941	23.10%	Series D(2)	235,823,821		84.75%	243,217,762	(2)	78.38%

Bruce H. Etkin 1512 Larimer St., No. 325 Denver, CO 80202	Common	3,706,084	11.58%	Series D	0		0.00%	3,706,084		1.77%

James P. Martindale(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(3)	843,750	2.57%	Series D	0		0.00%	843,750	(3)	0.40%

Rebecca L. McCall (1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(4)	570,430	1.75%	Series D	0		0.00%	570,430	(4)	0.27%

G. Schneider Holdings, Co. 12300 Liberty Boulevard Englewood, CO 80112	Common	5,462,379	17.06%	Series D	0		0.00%	5,462,379		2.61%

Estate of Gene W. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(5)	7,261,549	22.68%	Series D	42,167,626		23.82%	49,429,175	(5)	23.65%

Louise H. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(6)	5,462,379	17.06%	Series D	0		0.00%	5,462,379	(6)	2.61%

Mark L. Schneider 12300 Liberty Boulevard Englewood, CO 80112	Common(7)	8,235,784	25.72%	Series D	0		0.00%	8,235,784	(7)	3.94%

Carla G. Shankle 7334 South Alton Way Suite F Centennial, CO 80112	Common(8)	5,462,379	17.06%	Series D	0		0.00%	5,462,379	(8)	2.61%

Matthew W. Shankle(1) 7334 South Alton Way Suite F Centennial, CO 80112	Common(9)	1,125,000	3.39%	Series D	0		0.00%	1,125,000	(9)	0.54%

Tina M. Wildes 12300 Liberty Boulevard Englewood, CO 80112	Common(10)	5,462,379	17.06%	Series D	0		0.00%	5,462,379	(10)	2.61%

All executive officers and directors as a group (5 persons)	Common(11)	9,936,121	28.76%	Series D	235,823,821	(2)	84.75%	247,728,692	(2,11)	78.77%

(1)	Officer or director

(2)
Includes draws under a convertible, revolving promissory note held by DeGeorge Holdings Three, LLC convertible into 100,458,442 shares of Series D Stock and warrants to purchase 810,564 shares of Series D Stock also held by DeGeorge Holdings Three, LLC.  Mr. DeGeorge is the Manager of DeGeorge Holdings Three, LLC.

(3)	Includes options to purchase 843,750 shares of Common Stock at $0.11 per share, which expire in 2017.

(4)	Includes options to purchase 562,500 shares of Common Stock at $0.11 per share, which expire in 2017.

(5)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Gene W. Schneider serves on the Executive Committee.

(6)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Louise H. Schneider serves on the Executive Committee.

(7)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Mark L. Schneider serves on the Executive Committee.

(8)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Carla G. Shankle serves on the Executive Committee.

(9)	Includes options to purchase 1,125,000 shares of Common Stock at $0.11 per share, which options expire in 2017.

(10)	Includes 5,462,379 Common Stock owned by G. Schneider Holdings Co. of which Tina M. Wildes serves on the Executive Committee.

(11)	Includes 2,531,250 options to purchase Common Stock.

Changes in Control

The Company knows of no arrangement or events, the occurrence of which may result in a change in control.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review of Related Person Transactions

On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC (“Lender”), an affiliate of Mr. Lawrence F. DeGeorge, a director of the Company and its majority shareholder. Mr. DeGeorge is the Manager of DeGeorge Holdings Three, LLC .  By the Credit Agreement, the Company established a revolving line of credit secured by a pledge of all of the Company’s assets (the “Credit Facility”) not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362), which included a rollover of $1.8 million in Demand Notes issued during the six-month period ended December 31, 2008, and $700,000 in previously issued 10% Demand Notes and accrued interest on the Demand Notes totaling $194,362.  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) per annum based on a 365/366 day year on the outstanding balance, with interest payable along with principal at maturity on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  Under the terms of the Credit Agreement, the Lender may elect to convert all or any portion of the unpaid principal owed under the Convertible Note into shares of the Company’s Series D Preferred Stock at any time or from time-to-time at a conversion price of $0.11 per share (the “Conversion Price”).

On June 15, 2009, the Company and the Lender, entered into the Amendment (“Amendment”) to the Credit Facility.  The Amendment modified the Credit Agreement to, among other things: (1) increase the maximum amount of revolving credit available to $15,000,000, resulting in an additional $8,105,638 of available credit (the “Additional Credit”), which included a rollover of $950,000 in a Demand Note issued May 21, 2009 and accrued interest thereon of $6,507; (2) extend the maturity date of the Credit Agreement from November 6, 2009 to December 31, 2010; (3) issue a stock purchase warrant (the “Warrant”) in favor of the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock (the “Warrant Shares”); (4) enter into a revolving note in favor of the Lender in an aggregate principal amount not to exceed $15,000,000 (the “New Revolving Note”) with interest at 10% per annum and (5) make various other revisions to the terms of the Credit Agreement.

Under the terms of the Amendment, the Lender may elect to convert all or any portion of the unpaid principal relating to the Additional Credit and the New Revolving Note into shares of the Company’s Series D Preferred Stock at a conversion price of $0.084 per share (the “Amendment Conversion Price”).  The Warrant grants the Lender the right to purchase 810,564 shares of Series D Convertible Preferred Stock at any time or from time-to-time until June 15, 2013, at the Amendment Conversion Price. The Series D Convertible Preferred Stock converts 1-for-1 into shares of the Company’s Common Stock.

Under the Amendment, the Lender also has the right to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the New Revolving Note as of July 1, 2010 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ during the period beginning on June 15, 2009, and ending on the Performance Date.  In the event that the Company does not satisfy such performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral, or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit or installment loan agreement.  The Lender shall also have the same foreclosure right if there is a continuing event of default under the Credit Agreement.

The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transactions and it is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

During fiscal 2009, the largest aggregate amount of principal outstanding under the Credit Facility was $9,117,868  and the amount of principal outstanding as of October 6, 2009 was $11,017,869. The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2009.  Subsequent to year end, the Company made an interest payment to the Lender of $316,452.

During fiscal 2009, the largest aggregate amount of principal outstanding under the 10% Demand Notes due to Mr. DeGeorge was $700,000, the same amount rolled into the Credit Facility on November 6, 2008.   The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2009.

On January 15, 2009, Mr. DeGeorge elected to convert all of the principal and accrued interest on his Convertible Redeemable Promissory Notes from the Company (the “DeGeorge D Notes”), into shares of Series D Preferred Stock.  Pursuant to the terms of the DeGeorge D Notes, Mr. DeGeorge had the right to convert both the principal and the interest, which accrued at a rate of 10%, into shares of Series D Preferred Stock at a conversion price of $0.0167 per share.  As of January 15, 2009, the total aggregate amount outstanding on the DeGeorge D Notes, including principal and interest, totaled $479,631.  Based on a conversion price of $0.0167 per share, the DeGeorge D Notes were convertible into 28,720,395 shares of Series D Preferred Stock.  The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transactions and it is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.  During fiscal 2009, the largest aggregate amount of principal outstanding was $407,500 which was the same amount of principal outstanding on January 15, 2009.  The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2009.

On January 15, 2009, the Company entered into a Series E Preferred Stock Exchange Agreement (the “Series E Exchange Agreement”) with Mr. DeGeorge, whereby the parties agreed to exchange all of Mr. DeGeorge’s 1,008,985 shares of Series E Preferred Stock for 1,267,531 shares of Common Stock, at a price of $1.00 per share (the “Series E Exchange”).  In accordance with the Series E Exchange Agreement, the Company’s shareholders ratified the Series E Exchange at the Annual Meeting of Shareholders held on June 29, 2009. The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transaction and it is of the opinion that the terms and conditions of the foregoing transaction were no less favorable for the Company than could have been obtained from unaffiliated third parties.

On January 15, 2009, the Company entered into a Series F Preferred Stock Exchange Agreement (the “Series F Exchange Agreement”) with Mr. DeGeorge, whereby the parties agreed to exchange all of Mr. DeGeorge’s 1,943,901 shares of Series F Preferred Stock for 1,943,901 shares of Common Stock, at a price of $1.00 per share (the “Series F Exchange”).  In accordance with the Series F Exchange Agreement, the Company’s shareholders ratified the Series F Preferred Exchange at the Annual Meeting of Shareholders held on June 29, 2009. The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transaction and it is of the opinion that the terms and conditions of the foregoing transaction were no less favorable for the Company than could have been obtained from unaffiliated third parties.

On January 15, 2009, the Company entered into a Series G Preferred Stock Exchange Agreement (the “Series G Exchange Agreement”) with Lawrence F. DeGeorge, whereby the parties agreed to exchange all Mr. DeGeorge’s 90,544 shares of Series G Preferred Stock for 90,544,000 shares of Series D Preferred Stock, at a rate of 1,000 to 1 (the “Series G Exchange”).  In accordance with the Series G Exchange Agreement, the Company’s Shareholders ratified the Series G Exchange at the Annual Meeting of Shareholders held on June 29, 2009. The Board of Directors, with Mr. DeGeorge abstaining, approved the foregoing transaction and it is of the opinion that the terms and conditions of the foregoing transaction were no less favorable for the Company than could have been obtained from unaffiliated third parties.

On January 15, 2009, Gene W. Schneider, a beneficial owner of more than 5% of the Company’s common stock and Series D Preferred Stock, elected to convert all of the principal and accrued interest on his Convertible Redeemable Promissory Notes from the Company (the “Schneider D Notes”), into shares of Series D Preferred Stock.  Pursuant to the terms of the Schneider D Notes, Mr. Schneider had the right to convert both the principal and the interest, which accrued at a rate of 10%, into shares of Series D Preferred Stock at a conversion price of $0.0167 per share.  As of January 15, 2009, the total aggregate amount outstanding on the Schneider D Notes, including principal and interest, totaled $453,699.36.  Based on a conversion price of $0.0167 per share, the Schneider D Notes were convertible into 27,167,626 shares of Series D Preferred Stock.  The Board of Directors approved the foregoing transaction and it is of the opinion that the terms and conditions of the foregoing transaction were no less favorable for the Company than could have been obtained from unaffiliated third parties.  During fiscal 2009, the largest aggregate amount of principal outstanding was $332,500 which was the same amount of principal outstanding on January 15, 2009.  The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2009.

On January 15, 2009, the Company entered into a Series F Preferred Stock Exchange Agreement (the “Series F Exchange Agreement”) with Mr. Schneider, whereby the parties agreed to exchange all of Mr. Schneider’s 1,799,170 shares of Series F Preferred Stock for 1,799,170 shares of Common Stock, at a price of $1.00 per share (the “Series F Exchange”).  In accordance with the Series F Exchange Agreement, the Company’s shareholders ratified the Series F Exchange at the Annual Meeting of Shareholders held on June 29, 2009. The Board of Directors approved the foregoing transaction and it is of the opinion that the terms and conditions of the foregoing transaction were no less favorable for the Company than could have been obtained from unaffiliated third parties.

During fiscal 2009, the Company had an aggregate of $100,000 of principal outstanding on 10% Demand Notes payable to Mr. Schneider.  The largest aggregate amount of principal outstanding on these Demand Notes during fiscal 2009 was $100,000, the same amount of principal outstanding as of October 6, 2009.  The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2009.

 At June 30, 2009, the Company had borrowings under the Credit Facility totaling $9,117,868, 10% demand notes totaling $100,000 and accrued interest of $381,785 all of which were due to a director, an affiliate of the director and a shareholder.  The Company also had payables totaling $62,979 due to officers, employees and certain consultants incurred in the ordinary course of business.

During fiscal 2008, the Company had an aggregate of $407,500 principal outstanding on the DeGeorge D Notes during all of fiscal 2008.  The Company did not make any payments of principal or interest to the Mr. DeGeorge during the fiscal year ended June 30, 2008.  During fiscal 2008, $80,000 of accrued interest on these notes were converted into 4,790,420 shares of Series D Preferred Stock.  As discussed above, these notes, along with the remaining interest, were converted into shares of the Company’s Series D Preferred Stock on January 15, 2009.

The Company had an aggregate of $332,500 principal outstanding on the Schneider D Notes during all of fiscal 2008.  The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2008.  As discussed above, these notes were converted into shares of the Company’s Series D Preferred Stock on January 15, 2009.

The Company had an aggregate of $700,000 principal outstanding on Demand Notes issued to Mr. DeGeorge during all of fiscal 2008.  The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2008.The Company had an aggregate of $100,000 principal outstanding on Demand Notes issued to Mr. Schneider during all of fiscal 2008.  The Company did not make any payments of principal or interest to the Lender during the fiscal year ended June 30, 2008.

During fiscal 2008, Mr. DeGeorge purchased 13,475 and 36,364 share of the Company’s Series G Preferred Stock at a price of $90 and $110 per share, respectively, for total proceeds of $1,212,750 and $4,000,000, respectively.

The Company also had payables totaling $35,821 due to officers, employees and certain consultants incurred in the ordinary course of business.

The Board of Directors approved the foregoing transactions and it is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could have been obtained from unaffiliated third parties.

Director Independence

The Company has three directors, Lawrence F. DeGeorge, Matthew W. Shankle and James P. Martindale.  The Board of Directors has made the determination that only one of the members of the Board, Lawrence F. DeGeorge, is independent, as defined by Nasdaq.  Messrs. Shankle and Martindale are employees of the Company and therefore cannot be considered independent, as defined by Nasdaq.

A former member of the Board, Mr. John W. Temple, resigned from the Company in February 2008.  Mr. Temple was also an employee of the Company for most of the time that he served as on the Board of Directors and was therefore not an independent director during that time.  The Board, at a meeting by unanimous written consent, appointed Mr. James P. Martindale, the Executive Vice President, Manufacturing, and the Chief Operating Officer of the Company, to fill the vacancy left by Mr. Temple until the next election of directors.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by AJ Robbins, P.C., our independent registered public accounting firm, for the audit or review of the Company’s financial statements for the years ended June 30, 2008 and June 30, 2009, and fees billed for other services rendered by AJ Robbins, P.C. during those periods.

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Audit Fees (1)	$110,830	$64,610
Tax Fees (2)	$11,130	$2,500
Audit Related Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$121,960	$67,110

(1)	Audit fees consist of fees for the audit of the Company’s financial statements included in the Company’s annual report and review of financial statements included in the Company’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of federal and State income tax returns.

There were no non-audit services rendered to the Company by AJ Robbins, PC in fiscal 2009 and 2008.  While the Board acting as the Audit Committee has not established formal policies and procedures concerning pre-approval of audit and non-audit services, the Company’s president has been directed by the Board that all audit and non-audit services must be approved in advance by the Board.  All audit and non-audit services performed during the fiscal years indicated above were pre-approved by the Board acting as the Audit Committee. The establishment of any formal policies or procedures concerning pre-approval of audit and non-audit services in the future is subject to the approval of the Board.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	Financial Statements and Schedules

Our financial statements are attached following Part IV of this report, commencing on page F-1.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of ADTI dated December 5, 1985 (incorporated by reference, Registration Statement on Form S-18, File No. 2-164-D-33).

3.2	Amended and Restated Bylaws of ADTI (incorporated by reference, Registration Statement on Form S-18, File No. 2-164-D-33 and Annual Report on Form 10-KSB for the fiscal year ended September 30, 1986).

3.3
Form of Certificate of Designation and Determination of Preference of Series A Convertible Preferred Stock as filed with the Colorado Secretary of State on January 4, 1990 (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended September 30, 1989).

3.4	Corrected Articles of Amendment to the Articles of Incorporation dated August 5, 1994. (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1995).

3.5	Articles of Amendment to the Company’s Articles of Incorporation regarding designation of the Series C Preferred Stock (incorporated by reference, Form 8-K filed June 4, 1997).

3.6	Certificates of Designation for Preferred Stock (incorporated by reference, Form 8-K filed December 20, 2004).

3.7	Articles of Amendment to the Company's Articles of Incorporation regarding the Certificate of Designation of the Series G Preferred Stock.

3.8	Articles of Amendment to the Company’s Certificate of Designation of the Series D Preferred Stock.

3.9	Articles of Amendment to the Company’s Articles of Incorporation regarding an increase in the Company’s authorized common and preferred stock.

3.10	Amendment to the Certificate of Designation of the Series G Preferred Stock of the Company (incorporated by reference, Form 8-K filed November 19, 2007).

3.11	Amended and Restated Certificate of Designation of the Series G Preferred Stock of the Company (incorporated by reference, Form 8-K filed February 27, 2008).

3.12	Amended and Restated Articles of Incorporation dated July 2, 2009 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

4.1	Specimen certificate for Common Stock, par value $.001 per share of ADTI (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended September 30, 1987).

4.2	Form of Convertible, Redeemable Promissory Note (incorporated by reference, Annual Report Form 10-KSB for the fiscal year ended June 30, 1999).

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

4.11
Convertible Revolving Promissory Note issued in favor of DeGeorge Holdings Three LLC dated November 6, 2008 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2008 and incorporated by reference herein).

4.12
Warrant for the Purchase of Shares of Series D Convertible Preferred Stock issued to DeGeorge Holdings Three LLC dated June 15, 2009 (filed as Exhibit 4.1 to the Company’s Form 8-K filed on June 19, 2009 and incorporated by reference herein).

4.13
Convertible Revolving Promissory Note issued in favor of DeGeorge Holdings Three LLC dated June 15, 2009 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 19, 2009 and incorporated by reference herein).

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

10.19
Senior Secured Revolving Credit Facility between the Company and DeGeorge Holdings Three LLC dated November 6, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2008 and incorporated by reference herein).

10.20
First Amendment to Senior Secured Revolving Credit Facility between the Company and DeGeorge Holdings Three LLC dated June 15, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 19, 2009 and incorporated by reference herein).

10.21
Exchange Agreement between the Company and Lawrence F. DeGeorge dated January 15, 2009 (exchanging Series E Preferred Stock for Common Stock) (filed as Exhibit 99.1 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

10.22
Exchange Agreement between the Company and Lawrence F. DeGeorge dated January 15, 2009 (exchanging Series F Preferred Stock for Common Stock) (filed as Exhibit 99.2 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

10.23
Exchange Agreement between the Company and Gene W. Schneider dated January 15, 2009 (exchanging Series F Preferred Stock for Common Stock) (filed as Exhibit 99.3 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

10.24
Exchange Agreement between the Company and Mark L. Schneider dated January 15, 2009 (exchanging Series F Preferred Stock for Common Stock) (filed as Exhibit 99.4 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

10.25
Exchange Agreement between the Company and Bruce H. Etikin dated February 1, 2009 (exchanging Series F Preferred Stock for Common Stock) (filed as Exhibit 99.5 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

10.26
Exchange Agreement between the Company and John Cole dated February 1, 2009 (exchanging Series F Preferred Stock for Common Stock) (filed as Exhibit 99.6 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

10.27
Exchange Agreement between the Company and Lawrence F. DeGeorege dated January 15, 2009 (exchanging Series G Preferred Stock for Series D Preferred Stock) (filed as Exhibit 99.7 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein).

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	FILED WITH THIS REPORT

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

/s/ Matthew W. Shankle	Date:	October 13, 2009
By:	Mattew W. Shankle
President, Chief Executive and FinancialOfficer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew W. Shankle	Date:	October 13, 2009
By:	Matthew W. Shankle
President, Chief Executive and Financial Officer, Director (Principal Executive Officer and Principal Financial Offer)

/s/ Rebecca L. McCall	Date:	October 13, 2009
By:	Rebecca L. McCall
Vice President of Accounting (Principal Accounting Officer)

/s/ Lawrence F. DeGeorge	Date:	October 13, 2009
By:	Lawrence F. DeGeorge
Director

/s/ James P. Martindale	Date:	October 13, 2009
By:	James P. Martindale
Director

Advance Display Technologies, Inc.
(A Development Stage Company)

Financial Statements
June 30, 2009 and 2008

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)

See accompanying notes to these consolidated financial statements.

AJ. ROBBINS, PC
216 16TH STREET, SUITE 600
DENVER, CO  80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Advance Display Technologies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Advance Display Technologies, Inc. (a development stage company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two year period then ended.  The financial statements for the period from inception (March 15, 1995) to June 30, 2005, were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from inception (March 15, 1995) to June 30, 2005 include total revenues and net loss of $601,637 and $11,499,513, respectively.  Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception (March 15, 1995) to June 30, 2009, insofar as it relates to amounts for prior periods through June 30, 2005, is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advance Display Technologies, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period from inception (March 15, 1995) to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations, has negative working capital, has negative stockholders’ equity and is in the development stage.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AJ ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
October 8, 2009

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30,

	2009	2008

ASSETS
Current Assets:
Cash	$1,320,358	$1,271,364
Component inventory, net of reserve for obsolescence	429,350	224,314
Work in progress inventory	1,624,001	102,561
Finished goods inventory	531,685	---
Vendor deposits	29,775	33,400
Other current assets	54,893	57,512
Total current assets	3,990,062	1,689,151

Property and Equipment, Net	1,381,888	1,153,892
Deferred Manufacturing Costs, Net	344,134	407,232
Deposits	31,353	31,353

Total Assets	$5,747,437	$3,281,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$551,732	$989,450
Accounts payable - Related party	62,979	35,821
Senior secured revolving convertible note, net of debt discount, to related parties	7,135,357	---
Revolving convertible redeemable promissory notes to related parties	---	740,000
Demand notes to related parties	100,000	800,000
Accrued interest payable to related parties	381,715	321,008
Other accrued liabilities	95,913	49,808
Total current liabilities	8,327,696	2,936,087

Long-term obligations, less current maturities	32,281	19,729

Total liabilities	8,359,977	2,955,816

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 500,000,000 shares authorized, 177,002,763 and 30,570,742 shares issued and outstanding, respectively.	177,003	30,571
Preferred Series E stock, $.001 par value, 0 and 1,008,985 shares authorized, 0 and 1,008,985 shares issued and outstanding, respectively.	---	1,009
Preferred Series F stock, $.001 par value, 0 and 4,549,015 shares authorized, 0 and 4,549,015 shares issued and outstanding.	---	4,549
Preferred Series G stock, $.001 par value, 0 and 100,000 shares authorized, 0 and 90,544 shares issued and outstanding.	---	91
Common stock, $.001 par value, 1,000,000,000 shares authorized, 32,014,723 and 26,198,177 issued and outstanding, respectively	32,015	26,199
Additional paid-in capital	23,201,490	20,442,137
Deficit accumulated during the development stage	(26,023,048)	(20,178,744)
Total stockholders’ equity (deficit)	(2,612,540)	325,812

Total Liabilities and Stockholders’ Equity (Deficit)	$5,747,437	$3,281,628

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2009	2008	2009
Consulting Revenue	$–	$–	$91,014

Other Income:
Related party interest income	–	–	162,761
Other interest income	1,493	19,224	30,493
Settlement income	–	–	463,179
Other	–	–	550
Total revenue and other income	1,493	19,224	747,997

Costs and Expenses:
Cost of consulting revenues	–	–	93,648
Manufacturing operations	2,343,444	549,287	2,892,731
General and administrative	1,881,850	1,472,359	8,900,863
Marketing	709,033	345,290	1,664,923
Research and development	647,457	2,864,284	8,728,846
Impairment of intangible assets	–	–	451,492
Interest expense - related party	454,906	156,567	4,464,594
Total costs and expenses	6,036,690	5,387,787	27,197,097

Operating Loss	(6,035,197)	(5,368,563)	(26,449,100)

Other Income and (Expense):
Change in derivative conversion feature	4,917,976	–	4,917,976
Interest expense – derivative conversion feature	(1,516,736)	–	(1,516,736)
Amortization of debt discount	(2,951,801)	–	(2,951,801)
Total other income and (expense)	449,439	–	449,439

Loss Before Discontinued Operations and extraordinary Gain	(5,585,758)	(5,368,563)	(25,999,661)

Loss from Discontinued Operations	–	–	(202,278)
Gain on Disposal of Discontinued Operations	–	–	108,652

Loss Before Extraordinary Gain	(5,585,758)	(5,368,563)	(26,093,287)

Extraordinary Gain Due to Extinguishment of Debt	–	–	328,785

Net Loss	$(5,585,758)	$(5,368,563)	$(25,764,502)

Accrued Preferred Series E Dividend	(27,326)	(50,448)	(258,546)

Net Loss Applicable to Common Shareholders	$(5,613,084)	$(5,419,011)	$(26,023,048)

Net Loss Per Common Share (Basic and Diluted):	$(.21)	$(.21)

Weighted Average Shares of Common Stock Outstanding	26,230,048	26,198,177

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

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

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

(Continued)

	Preferred Stock
	Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, June 30, 2008 (Consolidated)	-	$-	30,570,742	$30,571	1,008,985	$1,009	4,549,015	$4,549	90,544	$91
Conversion of convertible, redeemable notes to related parties to Series D Preferred stock	-	-	44,311,377	44,311	-	-	-	-	-	-
Conversion of interest on convertible, redeemable notes to related parties to Series D Preferred stock	-	-	11,576,644	11,577	-	-	-	-	-	-
Debt discount attributable to warrant attached to Senior Revolving Credit Agreement	-	-	-	-	-	-	-	-	-	-
Conversion of Series E Preferred stock and dividend to Common stock	-	-	-	-	(1,008,985)	(1,009)	-	-	-	-
Conversion of Series F Preferred stock to Common stock	-	-	-	-	-	-	(4,549,015)	(4,549)	-	-
Conversion of Series G Preferred stock to Series D Preferred stock	-	-	90,544,000	90,544	-	-	-	-	(90,544)	(91)
Removal of Derivative Liability	-	-	-	-	-	-	-	-	-	-
Compensation expense on vested options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCE, June 30, 2009 (Consolidated)	-	$-	177,002,763	$177,003	-	$-	-	$-	-	$-

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 1995) THROUGH JUNE 30, 2009

(Continued)

	Preferred			Additional	Deferred
	Subscriptions	Common Stock		Paid-In	Merger	Deferred	Accumulated
	Receivable	Shares	Amount	Capital	Costs	Compensation	Deficit	Total
BALANCE, June 30, 2008 (Consolidated)	$-	26,198,177	$26,199	$20,442,137	$-	$-	$(20,178,744)	$325,812
Conversion of convertible, redeemable notes to related parties to Series D Preferred stock	-	-	-	695,689	-	-	-	740,000
Conversion of interest on convertible,redeemable notes to related parties to Series D Preferred stock	-	-	-	181,753	-	-	-	193,330
Debt discount attributable to warrant attached to Senior Revolving Credit Agreement	-	-	-	33,980	-	-	-	33,980
Conversion of Series E Preferred stock and dividend to Common stock	-	1,267,531	1,267	258,288	-	-	(258,546)	-
Conversion of Series F Preferred stock to Common stock	-	4,549,015	4,549	-	-	-	-	-
Conversion of Series G Preferred stock to Series D Preferred stock	-	-	-	(90,453)	-	-	-	-
Removal of Derivative Liability	-	-	-	1,499,092	-	-	-	1,499,092
Compensation expense on vested options	-	-	-	181,004	-	-	-	181,004
Net loss	-	-	-	-	-	-	(5,585,758)	(5,585,758)

BALANCE, June 30, 2009 (Consolidated)	$-	32,014,723	$32,015	$23,201,490	$-	$-	$(26,023,048)	$(2,612,540)

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2009	2008	2009
Cash Flows From (To) Operating Activities
Net loss	$(5,585,758)	$(5,368,563)	$(25,764,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–	202,278
(Gain) on disposition of discontinued operations	–	–	(108,652)
(Gain) on debt and trade payables forgiven	–	–	(496,777)
Acquired research and development expense	–	–	2,536,494
Reserve for inventory obsolescence	223,076	–	223,076
Impairment of intangibles	–	–	451,492
Impairment of assets	374,957	193,392	755,330
Depreciation and amortization of property and equipment	665,506	77,105	1,071,167
Amortization of deferred merger costs	–	–	75,000
Stock and stock option compensation expense	181,004	192,835	630,146
Interest expense related to debt discount	2,951,800	–	4,845,373
Interest expense related to derivative conversion feature on debt	1,516,736	–	1,516,736
Change in derivative conversion feature	(4,917,976)	–	(4,917,976)
Loss on disposal of property and equipment	1,750	–	8,765
(Increase) decrease in:
Inventory	(2,856,194)	(520,267)	(3,502,413)
Vendor deposits	3,625	(33,400)	(29,775)
Other current assets	4,377	(38,243)	(109,620)
Increase (decrease) in:
Accounts payable	(410,560)	731,990	577,012
Accrued interest payable to stockholders	454,906	156,567	2,498,069
Other accrued liabilities	55,829	18,452	(74,459)
Net cash used in operating activities	(7,336,922)	(4,590,132)	(19,613,236)
Cash Flows from (To) Investing Activities:
Purchases of property and equipment	(711,129)	(1,159,293)	(2,121,622)
Proceeds from sale of property and equipment	–	–	17,030
Long-term deposits	(1,758)	(15,253)	(33,111)
Deferred manufacturing costs	(112,630)	(412,968)	(525,598)
Advances to affiliates	–	–	(932,925)
Purchase of note receivable and security interest	–	–	(225,000)
Cash received in acquisition	–	–	303,812
Net cash used in investing activities	(825,517)	(1,587,514)	(3,517,414)
Cash Flows from (To) Financing Activities:
Proceeds from stock sales	–	6,212,750	9,505,877
Proceeds from exercise of options	–	–	14,400
Proceeds from notes payable to stockholders	8,217,000	–	14,646,754
Proceeds from line-of-credit	–	–	299,505
Principal payments on leased equipment	(5,567)	(1,339)	(15,528)
Net cash provided by financing activities	8,211,433	6,211,411	24,451,008
Increase in Cash and Cash Equivalents	48,994	33,765	1,320,358
Cash and Cash Equivalents, Beginning of period	1,271,364	1,237,599	–
Cash and Cash Equivalents, End of period	$1,320,358	$1,271,364	$1,320,358

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,		Cumulative From Inception (March 15, 1995) Through June 30,
	2009	2008	2009

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$–	$–	$26,570
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$-	$-	$2,199,026
Conversion of notes payable stockholders to common stock	$-	$-	$550,000
Conversion of interest payable on notes to notes payable	$–	$–	$12,354
Retirement of shares in settlement	$–	$–	$1,402
Extinguishment of debt and trade payables	$–	$–	$496,777
Acquired membership interest in Regent Theaters, LLC and Regent Releasing, LLC	$–	$–	$50,000
Conversion of Preferred Series C stock to common stock	$–	$–	$1,844
Subscriptions for Preferred Series D stock	$–	$–	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$–	$–	$(325,000)
Conversion of convertible, redeemable promissory notes to Preferred Series D Stock	$740,000	$–	$740,000
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D stock	$193,330	$80,000	$273,330
Conversion of demand notes and accrued interest to Preferred Series E stock	$–	$–	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$–	$–	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$–	$–	$75,000
Conversion of demand notes and accrued interest to senior secured, revolving, convertible note to related parties	$2,694,362	$–	$2,694,362
Conversion feature on senior secured, revolving, convertible note to related parties	$6,417,068	$–	$6,417,068
Discount on senior secured, revolving, convertible note to related parties	$(4,934,312)	$–	$(4,934,312)
Equipment acquired under capital lease	$8,395	$19,608	$42,606
Issuance of shares of Common Stock for debt	$–	$–	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$–	$–	$304,500
Cancellation of unearned Preferred Series D stock	$–	$–	$(297,491)

See accompanying notes to these consolidated financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

1.	Organization, Nature of Operations, Going Concern and Plan of Operation:

Organization and Nature of Operations: - Advance Display Technologies, Inc. (“ADTI” or the “Company”) is in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  The fiscal year end is June 30.  The Company was incorporated under the laws of the State of Colorado on October 7, 1983.  ADTI was formed to engage in the business of the technological development and manufacture of fiber optic display screen systems. Since December 2004, ADTI has engaged in the business of the technological development and manufacture of certain proprietary Light Emitting Diode (LED) display screen systems (the “Screen Business”).

Going Concern and Plan of Operation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in the development stage, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company devoted most of its efforts on raising capital and research and development efforts.  More recently, the Company has begun manufacturing operations and related marketing and sales efforts.  The Company has incurred losses since inception and has a working capital deficit of $4,337,634 and negative shockholders’ equity of $2,612,540 as of June 30, 2009.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2009, the Company’s business activities included raising a substantial amount of new capital for manufacturing operations and the continued efforts of research and development for its proprietary light emitting diode (“LED”) display products (“LED Screens”).  In addition, the Company: (1) continued production of its proprietary SkyNet™ LED Screens; (2) significantly increased its workforce; (3) conducted sales and marketing analysis and operations to support and bring to market its LED Screens, and (4) continued proprietary product development activities.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of SkyNet™ video display screens in the first half of fiscal 2010.  The Company’s SkyNet™ LED Screen is a large, flexible, high resolution, video display screen that can be assembled in varying sizes and specifications according to a customer’s individual needs.  Accordingly, the Company’s manufacturing process consists of assembling portions of the screens that can, in turn, be assembled into larger, custom sized screens.  During the fiscal year ended June 30, 2009, the Company has continued to purchase parts from third party suppliers and to use those components to build screen sub-assemblies in order to be able to promptly respond to orders from prospective buyers.  Specifically, the Company increased its materials inventory in order to build “strings,” subassemblies that are used to build any size or configuration of the Company’s LED screen product.  During the fiscal year, the Company completed one screen system in order to have it ready for sale and also increased its work in progress for various assemblies.   Most of the components and assemblies in inventory at June 30, 2009 can be configured for different sizes of the LED Screens.  The Company has not yet sold any of its SkyNet™ LED Screens and there can be no assurance that the Company will be able to do so in the future.

On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), which is an affiliate of the Company’s majority shareholder and a member of its Board of Directors.  On June 15, 2009, the Company and the Lender entered into the Amendment to the Credit Facility (the “Amendment”) that modified certain terms of the Credit Facility. See Note 5, Notes Payable – Related Parties.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

The Company believes the Credit Facility will provide sufficient financial resources to support its operations until June of 2010.  Management believes that the Company’s continued existence after such funding is discontinued is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to do so.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation - On July 23, 2007, the Company formed a subsidiary called ADTI Media Inc. (the “Subsidiary”). The Company purchased 100 shares of the Subsidiary’s common stock for $100 and is the sole shareholder of the Subsidiary.  The consolidated financial statements include the accounts of the Company and the Subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit.  The Company has not experienced a loss in such accounts.

Vendor Deposits - Purchase terms often require a deposit from the Company prior to processing its purchase order.  Vendor deposits are applied to a specific invoice and the expense and remaining payable are recorded upon shipment from the vendor.

Component Inventory – Component inventory consists of parts and materials stated at the lower of cost or market on a first in - first out basis.  Parts that may be used in research and development activities are  expensed as used.

Work-in-Progress Inventory – Work-in-progress inventory consists of raw materials, labor and overhead used to build subassemblies and finished product assemblies.

Finished Goods Inventory – Finished goods inventory consists of completed LED Screen products, including the raw materials, labor and overhead required to build these units.

Property and Equipment – Property and equipment are stated at cost.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives (ranging from three to seven years) of the respective assets.  Depreciation expense for the years ended June 30, 2009 and June 30, 2008 was $489,778 and $71,369, respectively.  The Company has adopted the units-of-production method of depreciation for certain equipment used in the production of parts for its LED Screens.

Deferred Manufacturing Costs - During the year ended June 30, 2008 the Company initiated manufacturing activities for its LED Screens.  Costs associated with production engineering, process development and facility preparation were capitalized as deferred manufacturing costs and are being amortized over the estimated life of this LED Screen product, currently estimated to be three years.  Amortization expense for the years ended June 30, 2009 and 2008 was $175,728 and $5,736, respectively.  Annual amortization for the years ended June 30, 2010 and 2011 is expected to be $175,728 and $168,406, respectively.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended June 30, 2006 through 2009 for U.S. Federal Income Tax and for the tax years ending June 30, 2006 through 2009 for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

The Company does not have any unrecognized tax benefits as of July 1, 2008 and June 30, 2009 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of July 1, 2008 or June 30, 2009.

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

Revenue Recognition – Consulting revenue is recorded when goods are shipped from the supplier to the customer for orders on which the Company provided consulting services.  Notice of defects or incomplete shipments are directed to the supplier for resolution.  Sales revenue for the Company’s products will be recorded when goods are shipped by the Company to the customer.  The Company may offer additional services associated with maintenance and content management for its LED screen products.  The Company’s management is currently analyzing its revenue recognition policy regarding these potential multiple deliverables.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

Fair Value of Financial Instruments –The Company’s financial instruments, including cash and cash equivalents, vendor deposits, accrued liabilities, accounts payable and notes payable are carried at historical cost, which approximates their fair value because of the short-term maturities or repayment terms of these instruments.

Stock-Based Compensation – The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-retrospective method on July 1, 2005.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-retrospective method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of July 1, 2005 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after July 1, 2005.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company accounted for the stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Primarily as a result of adopting SFAS No. 123R, the Company recognized $181,004 and $192,835 in share-based compensation expense for the years ended June 30, 2009 and 2008, respectively.  There were 7,500,000 new incentive options granted during the year ended June 30, 2008.  Of these shares, 1,000,000 expired during the fiscal year ended June 30, 2009.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $.007 per share for both 2009 and 2008.  The fair value of the stock options was estimated using the Black-Scholes option pricing model.

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving, Convertible, Redeemable Promissory Notes and related interest, the outstanding balance on the Credit Facility, Stock Options, Warrants and the convertible preferred stock.  Basic and diluted EPS were the same for 2009 and 2008 because the Company had losses from operations and therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, the outstanding balance on the Credit Facility, preferred stock, options and warrants in 2009 and 2008 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

Fiscal Year Ended June 30,	Preferred Series D stock	Preferred Series G stock	Convertible, redeemable promissory notes	Interest on convertible redeemable promissory notes	Outstanding balance under the Credit Facility	Warrants	Vested Stock Options

2009	177,002,763	-0-	-0-	-0-	89,146,342	810,564	3,221,875

2008	30,570,742	90,544,000	44,311,377	9,127,202	-0-	-0-	1,796,875

Had such shares been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 201,276,563 and 171,213,281 for the years ended June 30, 2009 and 2008, respectively.

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

Impact of Recently Issued Accounting Pronouncements –

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non authoritative

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 effective January 1, 2009. Adoption of FSP APB 14-1 did not have a material effect on the financial position or results of operations of the Company.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 effective January 1, 2009. Adoption of EITF 07-5 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of EITF 03-6-1 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“FAS 161”). This standard enhances required disclosures regarding derivatives and hedging activities to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. Requirements under FAS 161 include disclosure of the objectives for using derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of credit risk related features, and cross-referencing within the footnotes of derivative-related information. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of EITF 07-5 did not have a material effect on the financial position or results of operations of the Company.

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. Adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. Adoption of SFAS No. 159 did not have a material effect on the financial position or results of operations of the Company..

In December 2007, the FASB issued SFAS NO. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  Adoption of SFAS No. 160 is not expected to  have a material effect on the Company’s  financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  Adoption of SFAS 141(R) is  not expected to have a material effect on the Company’s  financial statements.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

3.	Property and Equipment:

Property and equipment consist of the following at June 30, 2009 and 2008.

	2009	2008
Office furniture and equipment	$177,026	$134,406
Capitalized software	63,204	23,312
Equipment	636,050	343,699
Manufacturing tooling	1,087,067	760,279
Leasehold improvements	34,100	34,100
	1,997,447	1,295,796
Less accumulated depreciation and amortization	(615,559)	(141,904)

Property and equipment, net	$1,381,888	$1,153,892

4.	Impairment of assets:

In June 2008 the Company completed one-half of its first 123 square meter production level SkyNet™ Screen.  The second half of this screen was completed in July and early August 2008.  The Company installed the completed screen in Denver, Colorado near the Colorado Convention Center in August 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers the Company removed the screen and returned it to the manufacturing facility for analysis and repair.  Because of the extent of the defective components, the screen could not be repaired for sale for outdoor use.  As a result, the Company experienced an impairment to work in progress and component inventory of $453,397 and $9,315 for fiscal 2009, respectively and $380,266 and $3,259 for fiscal 2008, respectively, for the defective parts of the screen and the additional faulty components on hand at that time from the same supplier.  A portion of the screen will be used internally for marketing demonstrations and for ongoing product integration development and testing.  Accordingly, the Company reclassified a total of $277,888 as marketing equipment.   These costs capitalized as marketing equipment will be amortized over the expected useful life of three years.  Estimated annual amortization is expected to be approximately $93,000.  Management intends to offer the screen for sale for an indoor application once it is no longer needed for product demonstrations.  The remaining $365,643 and the $9,315 of impaired work in progress and component inventory for 2009, respectively, and $190,133 of impaired work in progress and the $3,259 of impaired component inventory for 2008, respectively, were expensed to manufacturing costs in the accompanying Statements of Operations.  The impairment to inventory does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

5.	Notes Payable - Related Parties:

During the six months ended December 31, 2008, the Company issued $1,800,000 in 10% demand notes to its majority shareholder, who is also a member of its Board of Directors.  Then, on November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with an affiliate of the majority shareholder, DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”).  By the Credit Agreement, the Company established a revolving line of credit (the “Credit Facility”) with the Lender not to exceed the aggregate amount of Six Million Eight Hundred Ninety-Four Thousand Three Hundred Sixty-Two Dollars ($6,894,362), which included a rollover of $1.8 million in Demand Notes issued during the six-month period, and $700,000 in previously issued 10% Demand Notes and accrued interest on the Demand Notes totaling $194,362.  In connection with the execution of the Credit Agreement, the Company issued a Convertible Revolving Promissory Note in favor of the Lender dated November 6, 2008 (the “Convertible Note”), which provides for interest at ten percent (10%) per annum based on a 365/366 day year on the outstanding balance, with interest and principal payable on November 6, 2009 (the “Maturity Date”) or upon conversion of the Convertible Note.  If any portion of the Convertible Note is converted prior to the Maturity Date, interest on the portion converted is payable at the time of conversion.  In the absence of conversion or acceleration of the term of the Convertible Note, all principal, interest and other amounts owed to Lender are due and payable on the Maturity Date.  The Convertible Note is secured by a first priority lien on all of the Company’s assets (the “Collateral”).

Under the terms of the Credit Agreement, the Lender may elect to convert all or any portion of the unpaid principal owed under the Convertible Note into shares of the Company’s Series D Preferred Stock at any time or from time-to-time at a conversion price of $0.11 per share (the “Conversion Price”).  The Credit Agreement also provides for an anti-dilution adjustment that would cause an adjustment to the Conversion Price, the kind of securities issuable upon conversion, and the number of shares issuable under the Convertible Note.

The Lender also has the right under the Credit Agreement to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the Convertible Note as of July 1, 2009 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™) during the period beginning on November 6, 2008 and ending on the Performance Date.  In the event the Company does not satisfy the foregoing performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit facility or installment loan agreement.  The Lender also shall have the foregoing foreclosure right if there is a continuing Event of Default (as defined in the Credit Agreement) under the Credit Agreement, including non-payment of principal and interest when due, and breach of the representations and warranties or covenants contained in the Credit Agreement.  During the fiscal year ended June 30, 2009, the Company had drawn the full amount available under the Credit Agreement.

The Company has analyzed Statement of Financial Accounting Standards No. 133 (“FAS 133”) and Emerging Issues Task Force No.’s 00-19, 05-2 and 07-5 to determine the proper accounting treatment of the conversion feature associated with this Convertible Note.  In accordance with EITF 00-19, the Convertible Note does not meet the definition of a “conventional convertible debt instrument” since the Company did not have enough shares available on a fully diluted basis to satisfy the requirements should all outstanding options, preferred stock and convertible debt be exercised.  As a result, the Company is not exempt from FAS 133 under paragraph 11.a. and must follow the provisions of FAS 133 and account for this conversion feature as a derivative.  Therefore, the Company bifurcated the embedded conversion feature and accounted for it as a derivative instrument.

During the last quarter of fiscal 2009, the Company borrowed the remaining amount available under the Credit Facility by way of two additional draws.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

On April 15, 2009 the Company borrowed $975,000 under the Credit Agreement.  The Company valued the conversion feature related to this borrowing using the Black-Scholes Merton model with the following assumptions:

•	Expected term – 56% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - .34%
•	Stock Price at Valuation Date - $0.05
•	Conversion Price - $0.11

The fair value of the conversion feature for the loan taken on April 15, 2009 was $221,927.  The Company recorded a debt discount of $221,927 which will be amortized over the life of the loan as additional interest expense.

On April 30, 2009 the Company borrowed $140,000 under the Credit Agreement.  The Company valued the conversion feature related to this borrowing using the Black-Scholes Merton model with the following assumptions:

•	Expected term – 52% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 0.29%
•	Stock Price at Valuation Date - $0.08
•	Conversion Price - $0.11

The fair value of the conversion feature for the loan taken on April 30, 2009 was $57,952.  The Company recorded a debt discount of $57,952, which will be amortized over the life of the loan as additional interest expense.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

The following table summarizes the draws on the Credit Agreement through June 30, 2009, including the above transactions:

	Amount of Draw	Conversion Feature	Debt Discount	Amount Recorded as Interest expense – derivative conversion feature	Amortization of Debt Discount	Senior Secured Revolving Convertible Note, net of debt discount, to related parties
November 6, 2008	$2,694,362	$4,137,731	$(2,694,362)	$1,443,369	$1,742,108	$1,742,108
November 10, 2008	650,000	723,367	(650,000)	73,367	417,729	417,729
December 21, 2008	650,000	337,775	(337,775)	-	201,610	513,835
January 22, 2009	975,000	560,327	(560,327)	-	309,347	724,020
March 5, 2009	810,000	377,989	(377,989)	-	179,775	611,786
April 15, 2009	975,000	221,927	(221,927)		82,275	835,348
April 30, 2009	140,000	57,952	(57,952)		18,605	100,653
Total	$6,894,362	$6,417,068	$(4,900,332)	$1,516,736	$2,951,449	$4,945,479

In accordance with FAS 133, the Company is required to revalue the conversion feature at each reporting period and record the change in value to earnings.

The fair value of the conversion feature for all of the amounts drawn as of June 29, 2009 was $1,499,092 on June 29, 2009, using the Black-Scholes Merton model with the following assumptions:

•	Expected term – 35% of one year
•	Volatility – 248%
•	Annual rate of quarterly dividends – 0%
•	Discount rate - 0.29%
•	Stock Price as Valuation Date – $0.06
•	Conversion Price - $0.11

On June 29, 2009, the Company’s shareholders voted to increase the Company’s authorized Preferred and Common stock to 1,000,000,000 shares each, eliminating the need for the conversion feature liability as the Company is now exempt from FAS 133 under paragraph 11.a. and no longer needs to account for the conversion feature as a derivative.  The remaining conversion feature liability of $1,499,092 has been removed and recorded as an increase to paid in capital on the accompanying balance sheet.

The decrease in fair value of the conversion feature from the respective draw dates to June 30, 2009 of $4,917,976 is recorded in the statement of operations as a change in derivative conversion feature.  For the year ended June 30, 2009 the Company amortized $2,951,801 of debt discount related to the Credit Agreement which is recorded as amortization of debt discount on the accompanying statement of operations.

The descriptions of the Credit Agreement and the Convertible Note set forth above are qualified in their entirety by the Senior Secured Revolving Credit Agreement and corresponding Convertible Revolving Promissory Note, both of which are attached as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2008.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

On May 21, 2009, the Company issued a demand note to DeGeorge Holdings Three LLC for $950,000.

On June 15, 2009, the Company and the Lender, entered into the Amendment (“Amendment”) to the Credit Agreement.  The Amendment modified the Credit Agreement to, among other things: (1) increase the maximum amount of revolving credit available to $15,000,000, resulting in an additional $8,105,638 of available credit (the “Additional Credit”), including the rollover of the $950,000 demand note and accrued interest of $6,507; (2) extend the maturity date of the Credit Agreement from November 6, 2009 to December 31, 2010; (3) issue a stock purchase warrant (the “Warrant”) to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock (the “Warrant Shares”); (4) enter into a revolving note in favor of the Lender in an aggregate principal amount not to exceed $15,000,000 (the “New Revolving Note”) and (5) make certain other revisions. Unless otherwise changed by the Amendment, the terms of the Credit Agreement are still in effect.

Under the terms of the Amendment, the Lender may elect to convert all or any portion of the unpaid principal relating to the Additional Credit and the New Revolving Note into shares of the Company’s Series D Preferred Stock, at any time or from time-to-time at a conversion price of $0.084 per share (the “Amendment Conversion Price”). The Warrant grants the Lender the right to purchase 810,564 shares of Series D Convertible Preferred Stock at any time or from time-to-time until June 15, 2013, also at the Amendment Conversion Price. The Series D Convertible Preferred Stock converts 1-for-1 into shares of the Company’s Common Stock.  The Company recorded debt discount of $33,980 in connection with the issuance of the Warrant using the Black Scholes pricing model and recorded amortization of the debt discount of $352 for the fiscal year ended June 30, 2009.

Under the Amendment, the Lender also has the right to accelerate payment of all principal, interest and other amounts, if any, that are outstanding under the New Revolving Note as of July 1, 2010 (the “Performance Date”), if the Company has not sold, delivered and executed any binding agreements with unaffiliated third-parties for the sale of the Company’s proprietary digital display product (SkyNet™), during the period beginning on June 15, 2009, and ending on the Performance Date.  In the event that the Company does not satisfy such performance obligation and is unable to pay such amounts outstanding within thirty (30) days of the Performance Date, the Lender may (i) elect to sell or seize all or any portion of the Collateral as set out in the Credit Agreement, or (ii) refinance any amounts outstanding by offering to enter into a new revolving credit or installment loan agreement.  The Lender shall also have the same foreclosure right if there is a continuing event of default under the Credit Agreement.

The Lender is an affiliate of Lawrence F. DeGeorge, a member of the Board of Directors of the Company and the Company’s controlling shareholder.  The Company will use the amounts borrowed under the Credit Agreement for operating capital.

The above summary description of the terms of the Amendment, the New Revolving Note and the Warrant may not contain all information that is of interest. The description of the terms of the Amendment, the New Revolving Note and the Warrant are qualified in their entirety by reference to such agreements, which were filed with the Company’s Form 8-K dated June 15, 2009 as Exhibits 10.1, 10.2 and 4.1, respectively, and incorporated herein by reference.

As of June 30, 2009, the Company had borrowed an additional $2,223,507 under the amended Credit Agreement, including the rollover of the $956,507 demand note and accrued interest.  Total borrowings under the amended Credit Agreement at June 30, 2009 were $9,117,869, including all rollover notes and interest..

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

As part of the recapitalization plan described under Note 9. - 2009 Recapitalization, below, on January 15, 2009, the holders of our Convertible Redeemable Promissory notes agreed to convert all principal ($740,000) and accrued interest ($193,330) outstanding into shares of Series D Preferred stock at a rate of $0.0167 per share or 55,888,021 shares.  The Company had 39,539,258 additional Series D Preferred shares authorized at that time.  Each of the note holders agreed to convert a total of $660,139 of their notes in exchange for the 39,539,258 shares of Series D Preferred stock, acknowledging that they would receive the additional 16,358,763 for the remaining $79,861 of convertible notes and $193,330 of accrued interest after the shareholders approved an increase to the Company’s authorized preferred stock and the Company amended its articles of incorporation, which was completed on June 29, 2009.  The note holders also agreed that interest on the entire principal amount of the Convertible Redeemable Promissory Notes would cease as of January 15, 2009.

As of June 30, 2009, the Company had $100,000 of 10% Demand Notes and $9,117,869 on the Credit Agreement due to related parties.  Accrued interest on these notes totaled $33,000 and $348,715 at June 30, 2009, respectively.  Interest expense on all the outstanding notes for the fiscal year ended June 30, 2009 was $454,906.

At June 30, 2008 the Company had total revolving, convertible, redeemable promissory notes outstanding to related parties of $740,000 and total 10% demand notes outstanding to related parties of $800,000.  The revolving, convertible, redeemable promissory notes, together with accrued interest, were converted into shares of the Company’s Series D Convertible Preferred Stock at $.0167 per share in June 2009.  The Series D is convertible into the Company’s Common Stock at on a one for one basis.  Interest expense for the fiscal year ended June 30, 2008 relating to these notes was $156,567.  Interest payable on these notes totaled $321,008 at June 30, 2008.

6.	Lease Obligations:

Colorado Lease - The Company leases office space in Centennial, Colorado on a month-to-month basis.  The Company’s current monthly rental payment for this space is approximately $2,484, including operating expenses.

New Jersey Lease – The Company leases office, product demonstration and product maintenance space in Rockaway, New Jersey.  The lease is for a five-year term beginning December 2006 and calls for monthly base lease payments of $1,342, plus common area maintenance charges and taxes, currently at $668 and $282 per month, respectively.  The Company currently is not using this facility and continues with plans to sublease all or a portion of this space until such time as it is required for the Company’s business.  The Company does not currently have a sublease tenant.

California Lease – On March 27, 2008, the Company entered into a lease for approximately 19,360 square feet of industrial space in Temecula, California, for a five (5) year rental term beginning April 1, 2008 and ending March 31, 2013.  The facility is to be used for the manufacture of the Screens and research and development activities.  The Lease calls for a monthly payment of $13,552 for the first year of the lease and a security deposit of $15,253, with increased rental amounts in each year of the five year term, commencing with $13,552 per month for the year ended March 31, 2009 and ending with $15,253 per month for the year ending March 31, 2013.  In addition, the Company will pay a percentage of the annual rent to the Lessor’s broker partners of between 4% and 6% per year, and the Company has provided a separate guaranty of the Lease (the “Guaranty”).

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

The future minimum base lease payments under these operating leases are as follows:

Year ending June 30, 2010	184,859
Year ending June 30, 2011	189,922
Year ending June 30, 2012	185,745
Year ending June 30, 2013	137,276
Total minimum lease payments	$697,802

Total rental expense was $238,099 and $100,970 for the years ended June 30, 2009 and 2008, respectively.

Equipment Leases – The Company leases equipment under lease obligations, which have been classified as capital leases, expiring through 2014.  Accordingly, the present value of future minimum lease payments under such leases and corresponding liabilities have been recorded as equipment under capital lease obligations, net of amortization (computed over the estimated useful lives of the assets), and obligations under capital leases, respectively.  As of June 30, 2009, the Company has recorded equipment under capital leases valued at $44,606 and corresponding accumulated amortization of $17,762.

The future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments included in other current liabilities as of June 30, 2009 are as follows:

Year ending June 30, 2010	7,541
Year ending June 30, 2011	6,420
Year ending June 30, 2012	5,247
Year ending June 30, 2013	5,247
Year ending June 30, 2014	5,826
Net minimum lease payments	30,281
Less amount representing interest	3,204
Present value of net minimum lease payments	27,077
Less current portion	6,145

Long-Term Capital Lease Obligations	$20,932

Interest expense on capital lease obligations for the years ended June 30, 2009 and 2008 was $1,802 and $954, respectively.  Amortization expense on capital leased equipment for the years ended June 30, 2009 and 2008 was $5,566 and $4,241, respectively.

7.	Equity Incentive Plan:

In December 2006, the Company’s Board of Directors amended and readopted the 1997 Equity Incentive Plan and renamed it as the 2007 Equity Incentive Plan (the “2007 Plan”) which was approved by the Company’s shareholders.  The purposes of the Plan are to provide those who are selected for participation in the Plan with added incentives to continue in the long-term service of the Company and to provide a financial incentive that will help the Company attract, retain, and motivate the most qualified employees and consultants.  The 2007 Plan provides for an aggregate of twenty-five million (25,000,000) shares of the Company’s common stock (“Common Stock”) to be available for issuance upon the exercise of options granted under the 2007 Plan.  The 2007 Plan will be terminated no later than July 31, 2017.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

A summary of stock option activity is as follows:

	2009			2008
	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price

Outstanding, beginning of year	7,500,000	(1)	$0.11	1,700,000	(2)	$0.07

Granted	–		$–	7,500,000	(1)	$0.11
Exercised	–		$–	–		$–
Canceled or expired	(1,000,000	)(2)	$0.11	(1,700,000	)(2)	$0.07

Outstanding, end of year	6,500,000	(3)	$0.11	7,500,000	(1)	$0.11

Exercisable, end of year	3,221,875	(4)	$0.11	1,796,875	(5)	$0.11

(1)	3,500,000 are non-qualified options.
(2)	Non-qualified options.
(3)	2,500,000 are non-qualified options.
(4)	1,250,000 are non-qualified options.
(5)	875,000 are non-qualified options.

The weighted average remaining contractual life of compensatory options outstanding is 8.16 years at June 30, 2009.

On August 15, 2007, the Compensation Committee approved the grant of 6,750,000 options to officers, employees and consultants.  The options vest quarterly over 16 quarters beginning September 30, 2007, are exercisable at $0.11 per share and expire August 15, 2017.  Of these options, 1,000,000 expired during January 2009.

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
JUNE 30, 2009 AND 2008

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

During the fiscal years ended June 30, 2009 and 2008, 1,758,334 and 2,156,875 of total options vested resulting in compensation expense of $181,004 and $192,835, respectively.  As of June 30, 2009, 3,278,125 of the outstanding options are not vested with an estimated remaining value of $372,687 and a weighted average vesting life of 1.13 years.

At June 30, 2009 2,875,000 of these options were exercisable at an exercise price of $.11 and will expire in August 2017 if not previously exercised, and 346,875 were exercisable at an exercise price of $.14 and will expire in December 2017 if not previously exercised.

At June 30, 2009 there were 18,020,000 shares available to be issued under the 2007 plan.

8.	Warrants

On June 15, 2009, in connection with the Amendment, the Company issued warrants to purchase 810,564 shares of Series D Preferred Stock at an exercise price of $0.084 per share, exercisable at any time and expiring on June 15, 2013.  See Note 5, Notes Payable – Related Parties.

9.	2009 Recapitalization

On August 20, 2008, the Company’s Board of Directors approved a recapitalization plan proposed by a special committee of the Board of Directors (the “Special Committee”) that had previously been appointed by the Board to study the Company’s capital structure and to make recommendations for its simplification.  The Special Committee consisted of one director, James P. Martindale, the Company’s Executive Vice President – Manufacturing and Chief Operating Officer.

The recapitalization recommended by the Special Committee called for first proposing a number of voluntary transactions to the holders of various series of the Company’s Preferred Stock, followed by Board of Directors and shareholder action to effect the remainder of the recapitalization by amendments to the Company’s Articles of Incorporation.  In particular, it was recommended that all outstanding shares of Series E and Series F Preferred Stock be exchanged for Common Stock at a rate of $1.00 in original purchase price per common share, on an all or nothing basis.  The effectiveness of these voluntary exchanges would be conditioned upon the occurrence of the additional transactions in the Company’s Preferred Stock included as part of the recapitalization proposed by the Special Committee, namely: (a) all outstanding promissory notes that, by their terms, are convertible to Series D Preferred Stock (the “Series D Notes”) would be converted to Series D stock at the conversion price of $0.0167 per share, again on an all or nothing basis; (b) all outstanding shares of Series G would be voluntarily exchanged for shares of Series D based on the underlying numbers of shares of Common Stock into which the Series G were convertible, so that every Share of Series G would be converted to 1,000 shares of Series D; and (c) the Series D shares issued upon conversion of the Series G shares would retain their existing aggregate liquidation preference, which was based on the original purchase prices, ranging from $0.0167 to $0.11 per common stock equivalent, of the Series G shares converted.  If all of these steps were to be successfully completed, each of which would be dependent on the successful completion of the others, the Company would have only two classes of capital stock outstanding: the Common Stock and the Series D Preferred Stock.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

The recapitalization proposed by the Special Committee and approved by the Board included a number of voluntary transactions by the Company’s existing shareholders and noteholders, including the voluntary Series D Note conversions and the exchanges of Series E, F and G Preferred Stock, which did not, by their terms, require shareholder approval.  Nevertheless, the Board determined that, in addition to obtaining shareholder approval of the various amendments to the Company’s Articles of Incorporation needed to accommodate the conversions and exchanges, the Board would also seek shareholder ratification of the various voluntary conversions and exchanges and their respective terms.  Since the various amendments to the Articles, such as increasing the number of authorized shares of Common Stock, Preferred Stock and Series D Preferred Stock and conforming the rights and preferences of the Series D to the addition of the Series G shares converted to Series D, would require shareholder approval, the Board deemed it reasonable and appropriate to obtain such ratifications at the same shareholders meeting.

The Special Committee also recommended, and the Board approved, a proposal that, after the completion of these conversions, exchanges and amendments, the Company effect a reverse stock split of between 1 for 10 and 1 for 20, with the Board retaining the discretion, after shareholder approval, to choose the timing and the final amount of the split, or even to abandon the split entirely.  The Board also approved the Special Committee’s recommendation to seek shareholder ratification of the Company’s agreement with its majority shareholder and member of its Board of Directors, concerning an additional investment in the Company, and therefore sought ratification of the $6.9 million convertible loan by the majority shareholder to the Company, secured by all of the Company’s assets.

The Company subsequently obtained the agreement of the various holders of Series D Notes, and Series E, F and G Preferred Stock to the voluntary conversions and exchanges proposed in the recapitalization plan.

At the Company’s Annual Meeting of Shareholders held on June 29, 2009, the shareholders approved the following proposals with respect to the Company’s stock:

(a)	To increase the Company’s authorized Common Stock from 175,000,000 shares to 1,000,000,000;

(b)	To increase the Company’s authorized preferred stock from 130,000,000 shares to 1,000,000,000 shares;

(c)	To increase the authorized shares of Series D Preferred stock from 70,100,000 shares to 500,000,000 shares;

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

(d)	To ratify the conversion of all of the Company’s revolving 10% Convertible, Redeemable Promissory Notes into 55,888,021 shares of Series D Preferred Stock;

(e)	To ratify the exchange of all outstanding shares of the Company’s Series E Preferred Stock for 1,267,531 shares of the Company’s Common Stock;

(f)	To ratify the exchange of all outstanding shares of the Company’s Series F Preferred Stock for 4,549,015 shares of the Company’s Common Stock;

(g)	To ratify the exchange of all of the Company’s Series G Preferred Stock for 90,544,000 shares of the Company’s Series D Preferred Stock.

(h)	To approve an amendment to the Company’s Articles of Incorporation to amend the terms of the Series D Preferred Stock, in light of the exchange of the Series G Preferred Stock;

(i)	To eliminate the Series E, F and G classes of Preferred Stock.

10.	Stockholders’ Equity (Deficit)

Preferred Stock – June 30, 2009

Following the actions by the Company’s shareholders as described in Note 9 . 2009 Recapitalization, the Company has the authority to issue 1,000,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

Series D Preferred

As of June 30, 2009, the Company had 500,000,000 shares of Series D Preferred stock authorized and 177,002,763 shares issued and outstanding.

Holders of Series D Preferred have one vote per share and vote with the holders of Common Stock on all matters and have class voting rights where required by law.  The Series D Preferred is convertible into a number of shares of Common Stock, equal to the applicable Liquidation Amount (as defined) divided by the then applicable Conversion Price (as defined), at any time, or from time to time, at the election of the holder.  The Liquidation Amount shall be equal to the purchase price paid to the Corporation for the share of Series D Preferred Stock at the time of its issuance by the Corporation, provided, however, that for any shares of Series D Preferred Stock issued by the Corporation in exchange for shares of Series G Preferred Stock, the Liquidation Amount per Exchange Share shall be equal to the total amount originally paid to the Corporation for issuance of all of the shares of Series G Preferred Stock being exchanged for Exchange Shares, divided by the total number of Exchange Shares then issued, in each case as it may be subsequently adjusted for stock splits, dividends, combinations or other recapitalization of the Series D Preferred Stock. The initial conversion price per share of the Series D Preferred Stock (the “Conversion Price”) shall be equal to the purchase price paid to the Corporation for the share of Series D Preferred Stock at the time of its issuance by the Corporation, provided, however, that for any shares of Series D Preferred Stock issued by the Corporation in exchange for shares of Series G Preferred Stock (the “Exchange Shares”), the Conversion Price per Exchange Share shall be equal to the total amount originally paid to the Corporation for issuance of all of the shares of Series G Preferred Stock being exchanged for Exchange Shares, divided by the total number of Exchange Shares then issued; in each case as it may be subsequently adjusted for stock splits, dividends, combinations or other recapitalization of the Series D Preferred Stock, and as subject to adjustment as provided in subsection 6.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

The Series D Preferred Stock ranks, as to dividends, rights upon liquidation, dissolution or winding up, senior and prior to the Common Stock.  Future issuances of preferred stock maybe on parity with, but may not be senior to, the Series D Preferred Stock with respect to dividends, rights upon liquidation, dissolution, winding up or otherwise; provided, however, that one or more future issuances of preferred stock which provides for greater rights for such preferred stock with respect to dividends, rights upon liquidation, dissolution, winding up or otherwise but only to the extent that the greater amount of such preferential right is directly proportional to, and reflective of, a higher cash purchase price paid by the purchasers of such additional preferred stock (after accounting for conversion ratios, stock splits, stock dividends, recapitalizations and similar transactions), shall be considered to be in parity with, and not senior to, the Series D Preferred Stock

The Series D Preferred does not earn any dividend and the holders of Series D Preferred are entitled to dividends only if and when declared by the Board of Directors.

Finally, holders of 29,500,000 shares Series D Preferred have been granted demand registration rights for the underlying shares of Common Stock and the right to “piggy back” on registrations that the Company initiates, subject to customary limitations.

Preferred Stock – June 30, 2008

 Prior to the recapitalization described above, the Company had the authority to issue 130,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

Series D Preferred.  The Company had 30,570,742 shares of Series D Preferred stock outstanding at June 30, 2008.

Holders of Series D Preferred had one vote per share and voted with the holders of Common Stock on all matters and had class voting rights where required by law.  The Series D Preferred was convertible into shares of Common Stock, on a one for one basis, at the election of the holder thereof at an initial conversion rate of $0.0167 per share.  The conversion rate would be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

As of June 30, 2008, the Series D Preferred was the most senior liquidation preference of all of the Company’s capital stock along with the Series G Preferred (see below).  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series D Preferred would be entitled to receive, after due payment or provision for payment for the debts and other liabilities of the Company, a liquidating distribution before any distribution may have been made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series D Preferred plus any accrued and unpaid dividends or (b) the amount that would be paid to the holders of Series D Preferred on an “as converted” basis.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

The Series D Preferred did not earn any dividend; rather, like the Common Stock, the holders of Series D Preferred were entitled to dividends only if and when declared by the Board of Directors.

Finally, the holders of Series D Preferred had been granted demand registration rights for the underlying shares of Common Stock and the right to “piggy back” on registrations that the Company initiated, subject to customary limitations.  In addition, in order to protect potential tax benefits of the Company, the holders of Series D Preferred had agreed not to transfer their Series D Preferred (or Common Stock received upon conversion) without the Company’s permission.

Series E Preferred.  The Company had 1,008,985 shares Series E Preferred stock outstanding at June 30, 2008.  The Series E Preferred had no voting rights except for those required by law.

The Series E Preferred was entitled to a 5% dividend based on the $1,008,985 purchase price of the Series E Preferred.  This was a mandatory dividend, which may not be increased or decreased, and automatically cumulated on December 31st of each year even if not declared by the Company’s Board of Directors.  The Series E Preferred was not convertible into any other series or class of the Company’s capital stock.  Upon liquidation of the Company, the Series E Preferred would have been junior to the Series D Preferred (described above), but senior to all of the Company’s other capital stock.

The Company had the option, but not the obligation, to redeem any or all of the shares of Series E Preferred at any time beginning three years from the date of issuance.  The redemption price was the stated value per share plus accrued but unpaid dividends.

Series F Preferred.  The Company had 4,549,015 shares of Series F Preferred stock outstanding at June 30, 2008.  Like the Series E Preferred, the Series F Preferred had no voting rights except as required by law, had no conversion rights, and was redeemable by the Company at a stated value at any time beginning three years from the date of issuance.  Unlike the Series E Preferred, however, the Series F Preferred had no rights to dividends.  Furthermore, the Series F Preferred was junior to the Series D Preferred and Series E Preferred, but senior to the Company’s Common Stock, upon liquidation.

Series G Preferred.  The Company had 90,544 shares of Series G Preferred stock outstanding at June 30, 2008.  During fiscal 2008, a director and shareholder of the Company purchased 13,475 and 36,364 shares of Series G Preferred Stock at a price of $90.00 and $110.00 per share, respectively, for total proceeds of $1,212,750 and $4,000,000, respectively.

Holders of Series G Preferred were entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series G Preferred Stock were convertible, vote with the holders of Common Stock on all matters and had class voting rights where required by law.  The Series G Preferred Stock was convertible into shares of Common Stock at a rate of 1,000 shares of Common Stock for one share of Series G.  The conversion rate would be adjusted in the event of a merger, stock split, stock combination, or stock dividend.

The Series G Preferred had the most senior liquidation preference of all of the Company’s capital stock, in parity with the Series D Preferred Stock.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, or a sale of the Company, the holders of the Series G Preferred were entitled to receive, after due payment or provision for payment of the debts and other liabilities of the Company, a liquidating distribution pro-rata with the Series D Preferred before any distribution may be made to holders of any other capital stock, in an amount equal to the greater of (a) the stated value of the shares of Series G Preferred, or (b) the amount that would be paid to the holders of Series G Preferred on an “as converted” basis.  The Series G Preferred did not earn and was not entitled to payment of any dividends.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

Common Stock. – The Company had 32,014,723 and 26,198,177 shares of Common Stock outstanding at June 30, 2009 and 2008, respectively.  At the Company’s Annual Meeting of Shareholders held on June 29, 2009, the shareholders approved a proposal to increase the Company’s authorized Common Stock from 175,000,000 shares to 1,000,000,000 shares.

11.	Income Taxes:

A long-term deferred tax asset totaling approximately $8,879,000 is primarily the result of the Company’s net operating loss carryforward, which the Company has fully reserved through a valuation allowance as the result of a determination by management that it is more likely that a tax benefit will not be realized than it is that such a tax benefit will be realized.  If and to the extent that the Company does generate taxable income before the expiration of the remaining loss carryforwards, however, the Company would realize a tax benefit therefrom.  This valuation allowance increased by approximately $1,861,000 during 2009 primarily as a result of the increase in net operating loss carryforward due to the current year operating loss as decreased by the expiration of net operating losses.

The Company has had no taxable income under Federal or state laws.  Therefore, no provision for income taxes was included in net loss.

The components of deferred income tax (benefit) are as follows:

	2009	2008
Deferred tax asset:
Net operating losses	$8,879,000	$7,010,000
Valuation allowance	(8,879,000)	(7,010,000)
Total	$--	$--

Reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows at June 30:

	2009	2008

Computed expected tax benefit	$2,061,000	$1,984,000
(Increase) decrease in tax benefit (expense) resulting from:
Expiration of NOL	(200,000)	(209,000)
(Increase) reduction in valuation allowance related to net operating loss carryforwards and change in temporary differences	(1,861,000)	(1,775,000)
Other	-	-

	$–	$–

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

As of June 30, 2009-, the Company has accumulated net operating loss carryforwards of approximately $24,397,000.  However, utilization of these net operating loss carryforwards is significantly dependent on the Company’s ability to generate future taxable income which is uncertain.  Any future tax benefit may be further limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code, Section 382.  Due to these factors, the Company is not currently able to ascertain the amount of tax benefit that will be realized in future periods, if any.  These amounts expire periodically through 2028 if not utilized sooner.

12.	Subsequent Events:

The Company has evaluated events and transactions that occurred between July 1, 2009 and October 8, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that the following events and transactions required disclosure in the footnotes to the financial statements.

On July 7, 2009, the Company paid interest of $316,452 to the Lender under the Credit Facility.

On July 20, 2009, the Company appointed Gregory L. Heacock as the Company’s Vice President of Research and Development and Chief Technology Officer

On August 20, 2009, the Company received a draw on the Credit Facility of $950,000.

On October 2, 2009, the Company received a draw on the Credit Facility of $950,000.