Form 10-Q
period 2009-09-30
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2009-11-23
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  0-15224

Advance Display Technologies, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0969445
(State of incorporation)	(IRS Employer ID number)

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
             YES  ☐     NO  ☒

As of November 20, 2009, there were 32,014,723 shares of the registrant’s common stock outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Index

Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$135,970	$1,320,358
Component inventory, net of reserve for obsolescence	527,236	429,350
Work in progress inventory	1,795,481	1,624,001
Finished Goods inventory	619,342	531,685
Vendor deposits	42,898	29,775
Other current assets	75,635	54,893
Total current assets	3,196,562	3,990,062

Property and Equipment, Net	1,146,114	1,381,888
Deferred Manufacturing Costs, Net	300,202	344,134
Deposits	31,353	31,353

Total Assets	$4,674,231	$5,747,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable
Trade	$514,423	$551,732
Related party	73,603	62,979
Senior secured revolving convertible note, net of debt discount, to related parties	9,477,010	7,135,357
Demand notes to related parties	100,000	100,000
Accrued interest payable to related parties	308,310	381,715
Other accrued liabilities	64,618	95,913
Total current liabilities	10,537,964	8,327,696

Long-term obligations, less current maturities	31,343	32,281

Total liabilities	10,569,307	8,359,977

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 500,000,000 shares authorized, 177,002,763 shares issued and outstanding.	177,003	177,003
Common stock, $.001 par value,1,000,000,000 shares authorized, 32,014,723 issued and outstanding	32,015	32,015
Additional paid-in capital	23,250,290	23,201,490
Deficit accumulated during the development stage	(29,354,384)	(26,023,048)
Total stockholders’ equity (deficit)	(5,895,076)	(2,612,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,674,231	$5,747,437

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				March 15, 1995 (Inception) Through September 30,
	2009		2008		2009

Consulting Revenue	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---	162,761
Other interest income		407		430	30,900
Settlement Income		---		---	463,179
Other		---		---	550
Total revenue and other income		407		430	748,404

Costs and Expenses:
Cost of consulting revenue		---		---	93,648
Manufacturing operations		554,253		754,507	3,446,984
General and administrative		488,333		476,409	9,389,196
Marketing		360,090		289,260	2,025,013
Research and development		288,755		70,275	9,017,601
Impairment of intangible assets		---		---	451,492
Interest expense – related party		243,047		49,411	4,707,641
Total costs and expenses		1,934,478		1,639,862	29,131,575

Operating Loss:		(1,934,071)		(1,639,432)	(28,383,171)

Other Income and (Expense):
Changes in derivative conversion feature		---		---	4,917,976
Interest expense – derivative conversion feature		---		---	(1,516,736)
Amortization of debt discount		(1,397,265)		---	(4,349,066)
Total other income and expense		(1,397,265)		---	(947,826)

Loss Before Discontinued Operations and Extraordinary Gain		$(3,331,336)		$(1,639,432)	$(29,330,997)

Loss from discontinued operations		---		---	(202,278)
Gain on disposal of discontinued operations		---		---	108,652

Loss Before Extraordinary Gain		$(3,331,336)		$(1,639,432)	$(29,424,623)

extraordinary gain due to forgiveness of debt		---		---	328,785

NET LOSS		$(3,331,336)		$(1,639,432)	$(29,095,838)

Accrued Preferred Series E Dividend		---		(12,612)	(258,546)

Net Loss Applicable to Common Shareholders		$(3,331,336)		$(1,652,044)	$(29,354,384)

net loss per common share (Basic and Dilutive):		$(.10)		$(.06)

Weighted Average Number of Common Shares Outstanding		32,014,723		26,198,177

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		March 15, 1995 (Inception) Through September 30,
	2009	2008	2009
Cash Flows from Operating Activities:

Net (Loss)	$(3,331,336)	$(1,639,432)	$(29,095,838)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Reserve for inventory obsolescence	30,954	---	254,030
Impairment of intangibles	---	---	451,492
Impairment of assets	164,706	374,957	920,036
Depreciation and amortization of property and equipment	176,655	160,541	1,247,822
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	43,188	49,377	673,334
Interest expense related to debt discount	1,397,265	---	6,242,638
Interest expense related to derivative conversion feature on debt	---	---	1,516,736
Change in derivative conversion feature	---	---	(4,917,976)
Loss on sale of property and equipment	---	---	8,765
(Increase) decrease in:
Inventory	(387,977)	(558,848)	(3,890,390)
Vendor deposits	(13,123)	29,300	(42,898)
Other current assets	(20,742)	8,476	(132,120)
(Decrease) increase in:
Accounts payable	(26,685)	(430,784)	550,327
Accrued interest payable to shareholders	(73,405)	49,411	2,424,664
Other accrued liabilities	(30,745)	(16,973)	(105,204)
Net cash used in operating activities	(2,071,245)	(1,973,975)	(21,686,239)

Cash Flows from (to) Investing Activities:

Purchases of property and equipment	(61,655)	(336,577)	(2,183,277)
Proceeds from sale of property and equipment	---	---	17,030
Long-term deposits	---	---	(31,353)
Deferred manufacturing costs	---	(112,630)	(525,598)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(61,655)	(449,207)	(3,577,311)

Cash Flows from (to) Financing Activities:

Proceeds from stock sales	---	---	9,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	950,000	1,300,000	15,596,754
Proceeds from line-of-credit	---	---	299,505
Principal payments on leased equipment	(1,488)	(1,282)	(17,016)
Net cash provided by financing activities	948,512	1,298,718	25,399,520

Increase (decrease) in cash	(1,184,388)	(1,124,464)	135,970
Cash and cash equivalents, Beginning of Period	1,320,358	1,271,364	---
Cash and cash equivalents, End of Period	$135,970	$146,900	$135,970

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended September 30,				March 15, 1995 (Inception) Through September 30,
	2009		2008		2009

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest		$316,452	$	---	$343,022
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$	---	$	---	$(325,000)
Conversion of convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$740,000
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$273,330
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Conversion of demand notes and accrued interest to senior secured revolving convertible note to related parties	$	---	$	---	$2,694,362
Conversion feature on senior secured revolving convertible note to related parties	$	---	$	---	$6,417,068
Discount on senior secured revolving convertible note to related Parties	$	---	$	---	$(4,934,312)
Equipment acquired under capital lease	$	---		$8,395	$42,606
Issuance of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K for that year.  The results for the three-month interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in the development stage, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company devoted most of its efforts on raising capital and research and development efforts.  More recently, the Company has begun manufacturing operations and related marketing and sales efforts.  The Company has incurred losses since inception and has a working capital deficit of $7,341,402 and negative stockholders’ equity of $5,895,076 as of September 30, 2009.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of its proprietary SkyNet™ video display screens in the first half of fiscal 2010.  The Company’s SkyNet™ LED Screen is a large, flexible, high resolution, video display screen that can be assembled in varying sizes and specifications according to a customer’s individual needs.  Accordingly, the Company’s manufacturing process consists of assembling portions of the screens that can, in turn, be assembled into larger, custom sized screens.  During the quarter ended September 30, 2009, the Company continued to build screen sub-assemblies and finished product inventory in order to be able to promptly respond to orders from prospective buyers.    The Company is actively pursuing sales from specific domestic and international customers.  The Company has not yet sold any of its SkyNet™ LED Screens and there can be no assurance that the Company will be able to do so in the future.

On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), which is an affiliate of the Company’s majority shareholder and a member of its Board of Directors.  On June 15, 2009, the Company and the Lender entered into the Amendment to the Credit Facility (the “Amendment”) that modified certain terms of the Credit Facility.  See Note 3, Notes Payable – Related Parties.

Index

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

At the end of fiscal 2009, we completed a series of transactions (the “Recapitalization”) that restructured our debt and senior debt securities.  As part of the Recapitalization, we converted $740,000 in principal and $193,330 in interest outstanding on our Convertible Redeemable Promissory Notes into 55,888,021 shares of Series D Preferred Stock.  We also exchanged all of the outstanding shares of our Series E Preferred Stock and Series F Preferred Stock for 1,267,531 and 4,549,015 shares of our Common Stock, respectively.  In addition, we converted all of our outstanding shares of Series G Preferred Stock into 90,544,000 shares of Series D Preferred Stock.  As a result of the foregoing transactions, we eliminated the Series E, F and G Preferred Stock, leaving the Company with only two classes of stock, Common Stock and Series D Preferred Stock.  The Recapitalization lowered our total debt, reduced our interest expense and eliminated accrued dividend costs.

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

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K for that year.

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

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Finished Goods Inventory

Finished goods inventory consists of completed screen systems for sale.

Deferred Manufacturing Costs

Costs associated with production engineering, process development and facility preparation have been capitalized as deferred manufacturing costs and are being amortized over the estimated life of this generation of the LED Screens, currently estimated to be three years, of which approximately 21 months remain.  The Company reported deferred manufacturing costs of $300,302 at September 30, 2009, reflecting total capitalized costs of $525,598 less accumulated amortization of $225,396.  Amortization expense for the quarter ended September 30, 2009 was $43,932.

Impact of Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) codified as FASB ASC Topic 860.  SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

On September 15, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in Notes to the Consolidated Financial Statements.

Note 2.	Impairment of Assets

During fiscal 2009 the Company installed its first completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the manufacturing facility for analysis and repair.  Because of the extent of the defective components, it was considered uneconomical to repair the screen for sale for outdoor use.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing.  Accordingly, the Company reported a net impairment to inventory totaling $568,349 and marketing equipment of $277,888.  The sign was being depreciated over its estimated useful life of three years.  Accumulated amortization on the sign totaled $115,787 through September 30, 2009.  The Company has continued to experience some outages on the repaired screen due to the non-conforming parts that could not be replaced.  Management of the Company estimates that the market value of the screen has decreased to approximately $75,000 and, accordingly, recorded an additional impairment to the screen of $87,101 at September 30, 2009.   These equipment costs will be amortized over the screen’s remaining expected useful life of 21 months, at $3,571 per month, unless sold sooner.  The impairment to inventory recorded by the Company does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. – Notes Payable to Related Parties

During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  The Company borrowed an additional $950,000 under the Credit Facility during the quarter.  As of September 30, 2009, the Company had borrowed a total of $10,067,869 under the Credit Facility.  If the value of the underlying shares based on the share price of the Company’s common stock on the date of borrowing is greater than the value of the underlying shares based on the conversion rate, a debt discount is recorded for the difference up to the amount borrowed.  From November 6, 2008 to September 30, 2009, the Company reported total debt discount of $4,939,924 less amortization of $4,349,066.  The Company reported amortization expense on debt discount of $1,397,264 and net debt discount of $590,859 at September 30, 2009.

Note 4. – Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”) and Accounting Standards Codification Subtopic 260-10-55-2, Earnings Per Share-Computing a Weighted-Average.  SFAS No. 128 and ASC 260-10-55-2 provide for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving, Convertible, Redeemable Promissory Notes and related interest, borrowings under the Credit Facility, Stock Options, warrants and the convertible preferred stock.  Basic and diluted EPS were the same for the quarters ended September 30, 2009 and 2008 because the Company had losses from operations and, therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, the outstanding balance under the Credit Facility, preferred stock, options and warrants in 2009 and 2008 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended June 30,	Preferred Series D stock	Preferred Series G stock	Convertible, redeemable promissory notes	Interest on convertible redeemable promissory notes	Outstanding balance under the Credit Facility	Warrants	Vested Stock Options

2009	177,002,763	-0-	-0-	-0-	100,455,866	810,564	3,640,625

2008	30,570,742	90,544,000	44,311,377	10,259,605	-0-	-0-	2,278,125

Had such shares been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 307,363,862 and 167,070,092 for the quarters ended September 30, 2009 and 2008, respectively.

Note 5. – Subsequent Events

The Company has evaluated events and transactions that occurred between October 1, 2009 and November 20, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that the following events and transactions required disclosure in the footnotes to the financial statements.

On October 2, 2009 and November 20, 2009, the Company made additional draws on the Credit Facility totaling $1.9 million.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company has devoted most of its efforts toward raising capital and its research and development efforts.

Credit Facility

During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  As of September 30, 2009, the Company had borrowed a total of $10,067,869 under the Credit Facility.  The Company borrowed an additional $950,000 each on October 2, 2009 and November 20, 2009.

Recapitalization

At the end of fiscal 2009, we completed a series of transactions (the “Recapitalization”) that restructured our debt and senior debt securities.  As part of the Recapitalization, we converted $740,000 in principal and $193,330 in interest outstanding on our Convertible Redeemable Promissory Notes into 55,888,021 shares of Series D Preferred Stock.  We also exchanged all of the outstanding shares of our Series E Preferred Stock and Series F Preferred Stock for 1,267,531 and 4,549,015 shares of our Common Stock, respectively.  In addition, we converted all of our outstanding shares of Series G Preferred Stock into 90,544,000 shares of Series D Preferred Stock.  As a result of the foregoing transactions, we eliminated the Series E, F and G Preferred Stock, leaving the Company with only two classes of stock, Common Stock and Series D Preferred Stock.  The Recapitalization lowered our total debt, reduced our interest expense and eliminated accrued dividend costs.

Index

Denver SkyNet™ Video Screen Installation

The Company installed a SkyNet™ screen at the Colorado Convention Center in Denver on August 11, 2008.  While installed, the screen suffered a series of performance failures resulting from noncompliant and defective parts provided by one of the Company’s key suppliers.  It was subsequently determined that, due to the extent of the defective components, the screen could not be repaired in a manner that would permit it to be offered for sale for outdoor use.  The Company determined that the sign would be used for marketing demonstrations and for ongoing product integration testing purposes and ultimately may be sold for an indoor application at a significantly reduced price due to the impairment.

The Company, as of this filing, continues to be engaged in negotiations with the supplier and its insurance company concerning the losses suffered by the Company because of the supplier’s nonconforming parts.  The Company remains optimistic that a mutually satisfactory resolution of the problem, which temporarily suspended production at the Temecula facility, will be reached in the near future.  The Company received conforming parts from the supplier in late November of 2008, and screen production was resumed in December of 2008.

Activities This Period

During the quarter ended September 30, 2009, the Company’s business activities were principally focused on (1) building subassemblies and finished product to position the company to respond to anticipated fulfillment timelines for current customer prospects; (2) improvement of its manufacturing and quality management operations for SkyNet™ LED screens; (3) expanding and training its production, engineering, sales, marketing and administrative workforce; (4) performing sales and marketing analysis and sales operations to support and bring to market SkyNet™ LED Screens, and (5) continuing its proprietary product development activities.

During the quarter ended September 30, 2009, the Company’s engineering and production facility in Temecula, California was successfully certified for ISO 9001 compliance.  As a result of achieving ISO 9001 certification, the Company expects to be permitted to affix a “CE Mark” to all of its SkyNet™ products in early 2010, thus declaring quality and conformity to the necessary standards and directives.  The CE mark is internationally recognized and accepted as the standard of a quality manufactured product.  CE Marking also is widely considered to be a prerequisite to selling manufactured products in the European Union.

Subsequent to the quarter ended September 30, 2009, the Company continued its international sales and marketing efforts by exhibiting its SkyNet™ LED screen products at Trade Expos in both Abu Dhabi, UAE and Buenos Aires, Argentina.  While no immediate sales were realized at either of these expositions, successful demonstration of the SkyNet™ product to interested commercial parties in and around these markets was accomplished.

The Company may not be successful in generating enough revenue from sales of its proprietary SkyNet™ LED Screens to sustain the Company’s operating expenses or, in the absence of such revenue, in raising sufficient capital to fund operating losses.  Even if the Company generates a substantial amount of new sales orders for Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity to fill those orders.  If the Company is not successful in these endeavors, the Lender may foreclose on the Collateral, which would leave the Company without any assets or operations.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders upon a liquidation of the Company.

Index

During the same quarter a year ago, the Company’s business activities were principally focused on (1) raising additional capital in support of manufacturing operations of its SkyNet™ screens; (2) completing the second half of its first production model SkyNet™ screen; (3) after that screen failed because of the supplier’s defective parts, reconditioning the damaged screen for indoor marketing demonstrations and product integration testing purposes; (4) extensive analysis on the defective components from the supplier; (5) continued sales and marketing efforts in anticipation of resumed production; (6) evaluating other potential business opportunities; and (7) continuing its proprietary product development efforts.

Results of Operations

For the quarter ended September 30, 2009, the Company reported a net loss of ($3,331,336), or ($.10) per share, compared to ($1,639,432), or ($.06) per share, for the fiscal quarter ended September 30, 2008.  The increase in net loss for the fiscal quarter ended September 30, 2009 from 2008 is primarily due to: (1) an increase in research and development costs of approximately $218,000 due to continued product development efforts and (2) an increase in interest and amortization of debt discount of approximately $194,000 and $1,397,000, respectively, in connection with the Senior Secured Revolving Credit Facility.

The Company had no sales during the first quarter of 2009 or the first quarter of 2008.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $407 and $430 for the fiscal quarters ended September 30, 2009 and 2008, respectively.

Manufacturing Operations - The Company reported manufacturing costs of approximately $554,000 for the quarter ended September 30, 2009 compared to approximately $755,000 for 2008.   During the September 2009 quarter, the Company continued to build subassemblies and finished product. The Company completed one screen system for sale and increased its work-in-progress for varying subassemblies to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Manufacturing costs were allocated to work in progress and finished goods inventory based on expected normal capacity rates.  Cost in excess of the allocations to work-in-progress and finished goods inventories are included in manufacturing expense, including a reserve for obsolete inventory of approximately $31,000 for the 2009 quarter.  In addition to these manufacturing activities, the Company made preparations to install one of its SkyNet™ Screens for demonstration purposes in Dubai, UAE.

During the quarter ended September 30, 2008, the Company completed the second half of its first 123 square foot production level SkyNet™ Screen and installed the completed screen in Denver at the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing. Accordingly, the Company capitalized a total of $277,888 to marketing equipment.  The Company recorded a net impairment to inventory of approximately $375,000 for the quarter ended September 30, 2008 which costs are included in manufacturing costs.  The impairment to inventory recorded by the Company to date does not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier

Index

Impaired and obsolete inventory decreased by approximately $329,000 primarily on account of the impairment to the SkyNet™ Screen recorded in the 2008 quarter. Contract labor decreased by approximately $52,000 due to most of the contract assemblers having been hired as employees.  Salaries and benefits increased by approximately $98,000 due to hiring the contract assemblers and additional personnel for quality assurance and production activities.  Professional consulting fees increased by approximately $67,000 for ongoing product enhancement efforts and review and design of installation specifications for the Dubai project.  Travel expenses for manufacturing decreased by approximately $22,000 on account of international travel in the 2008 quarter to meet with the supplier of faulty components.     Depreciation expense increased by approximately $7,000 due to additional equipment and tooling purchases since the year ago period.  Other manufacturing expenses increased approximately $30,000 due to the expanded staff and increased level of manufacturing activity.

General and Administrative Costs - The Company reported general and administrative (“G&A”) expenses of $488,333 and $476,409 for the fiscal quarters ended September 30, 2009 and 2008, respectively, an increase of approximately $12,000.  Salaries and related expenses increased approximately $60,000 in 2009 from 2008, primarily resulting from additional accounting staff, including the conversion of a contract accounting assistant to an employee, and a reduced allocation of the president’s time to research and development.  Contract service fees decreased by approximately $10,000 primarily due to hiring the contract accounting assistant.

Professional fees decreased by approximately $52,000 primarily due to a decrease in legal fees associated with the Company’s patent applications and other activities related to protection of the Company’s proprietary products and processes during the 2008 quarter.

The Company is continuing work to convert its existing enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  This effort required  an increase in G&A software license fees of approximately $15,000 the quarter ended September 30, 2009 from the 2008  quarter.

Other net G&A expenses fluctuated slightly, resulting in a decreased of approximately $1,000 for the 2009 quarter from 2008.

Marketing Costs - Sales and marketing expenses increased by approximately $71,000 to $360,090 for the quarter ended September 30, 2009 from $289,260 for the same period in 2008.  During the 2008 quarter, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ Screens.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  During the quarter ended September 30, 2009, the Company employed a Director of Middle East Operations to develop the market and pursue potential sales. Combined, these changes resulted in a decrease in marketing salaries and related benefits of approximately $26,000 for 2009 from 2008.  On the other hand, consulting fees for sales and marketing increased approximately $38,000 primarily from expanded marketing efforts and installation design for inclusion in marketing proposals.  Due to the changes in sales and marketing employees and consultants, travel expenses decreased approximately $8,000 for the quarter on a year to year comparison.

Index

Product demonstration costs decreased approximately $77,000 for the quarter ended September 30, 2009, from the year ago period, primarily due to costs incurred in connection with the Colorado Convention Center installation in the 2008 quarter.  With respect to the video screen originally installed at that location and subsequently relocated to the Company’s Temecula facility for marketing purposes, the Company has continued to experience some outages on the repaired screen due to non-conforming parts that cannot be replaced.  As a result, management estimates that the market value of the screen has decreased to approximately $75,000 and, accordingly, recorded an additional impairment to the screen of approximately $87,000 for the quarter ended September 30, 2009.

Trade show fees increased by approximately $13,000 for the September 30, 2009 quarter from 2008 primarily due to the Company’s exhibition at a Boston trade show during the quarter.  Also during the 2009 quarter, the Company incurred approximately $43,000 in freight and duty taxes in connection with the shipment of the SkyNet™ Screen to Dubai for demonstration installation.

Other sales and marketing expenses increased slightly by approximately $1,000 for the 2009 quarter from 2008.

Research and Development Costs - Research and development fees increased by approximately $218,000 for the 2009 quarter over the 2008 quarter as the Company continued development for new generations of the SkyNet™ Screen.  Due to changes in design with some of these efforts, in September 2009, the Company recorded an impairment for certain tooling that had been purchased for prior iterations of approximately $62,000.

Salaries and related benefits increased by approximately $91,000 during the quarter compared to the same period a year ago, primarily due to the addition of the Company’s new Vice President of Research and Development and Chief Technology Officer in July 2009, along with more internal engineering efforts being directed toward research and development.  Travel expenses for research and development also increased approximately $22,000 primarily due to international travel to LED and other suppliers for future development.

Other research and development costs for the quarter increased by approximately $43,000 versus a year ago on account of the purchase of materials, prototype development and testing.

Other Expense - Interest expense increased by approximately $194,000 for the quarter ended September 30, 2009 over 2008 due to a higher debt balance.  During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  If the value of the underlying shares based on the share price of the Company’s common stock on the date of borrowing is greater than the value of the underlying shares based on the conversion rate, a debt discount is recorded for the difference up to the amount borrowed. The Company recorded total debt discount under the Convertible Note of approximately $4,940,000.  As of June 30,  2009, the Company had recorded amortization of the debt discount totaling approximately $2,951,000.  The Company reported approximately $1,397,000 in additional amortization of debt discount for the quarter ended September 30, 2009.

Index

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At September 30, 2009, the Company reported negative net worth of $5,895,076 and negative working capital of $7,341,402, compared to negative net worth of $2,612,540 and negative working capital of $4,337,634 at June 30, 2009.  The Company continues to require the infusion of outside capital to cover its administrative expenses, product development, manufacturing costs and business development efforts.  On November 6, 2008, the Company entered into a Senior Secured Revolving Credit Agreement with an affiliate of the Company’s majority shareholder and director and issued a Convertible, Revolving Promissory Note, secured by a first priority lien on all of the Company’s assets, which matures on November 6, 2009.  On June 15, 2009, the Company and the Lender entered into an Amendment (the “Amendment”) to the Credit Facility that, among other things, increased the amount available and extended the maturity date to December 31, 2010.  After the Amendment, the Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2010, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Agreement when due, or if there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  Management believes that the Credit Facility will provide sufficient financial resources to support its operations until June of 2010.  Management also believes that the Company’s continued existence after this source of funding is no longer available will depend upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve or maintain profitable operations. If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Cash flows from financing activities for the fiscal quarter ended September 30, 2009 consisted of borrowings under the Credit Facility totaling $950,000, partially offset by lease payments of $1,488.  These cash flows were used for: (1) operating expenses; (2) sales and marketing efforts; (3) manufacturing operations; (4) ongoing research and product development; (5) continued manufacturing process development and tooling design and fabrication; (6) purchases of materials inventory; and (7) equipment purchases.

Cash flows from financing activities for the fiscal quarter ended September 30, 2008, consisted of $1,300,000 in loan proceeds from 10% demand notes issue to the Company’s majority shareholder and director, partially offset by nominal lease payments.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) manufacturing operations; (4) materials inventory; and (5) equipment purchases.

Index

At September 30, 2009, the Company reported current assets of $3,196,562 and a working capital deficit. Current liabilities exceeded current assets by $7,341,402.  At September 30, 2009 current liabilities consisted of: (1) notes to shareholders with accrued interest, net of debt discount, of $9,885,320 and (2) trade payables and accrued expenses totaling $652,644, which were incurred primarily for business development, operating costs, inventory purchases, equipment purchases and manufacturing operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Principal Executive and Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon this evaluation, the Company’s Principal Executive and Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing operations for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Additionally, projections of an evaluation of effectiveness to  future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Risk of Foreclosure on Assets.  Management has pledged all of its assets as collateral to secure a revolving line of credit agreement (the “Credit Agreement”) with its principal investor group (the “Lender”). By that agreement, the Lender has indicated a willingness to continue to fund the Company’s operations through the fourth quarter of fiscal 2010 and, if the Company has sold, delivered or executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ display systems by that time, to continue such funding until December 2010.  Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations. There can be no assurance that the Company will be able to do so. There can be no assurance that the Company will be successful in raising any more capital or producing revenue from operations.  Accordingly, if the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and otherwise needed to sustain its operations, the Lender can be expected to seize all of the Company’s assets upon a default, and the Company will be forced to immediately discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to shareholders in any such liquidation.

Please see the additional Risk Factors relating to the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which Risk Factors are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE DISPLAY TECHNOLOGIES, INC.

Date: November 23, 2009	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer

Date: November 23, 2009	/s/ Rebecca L. McCall
Rebecca L. McCall VP of Accounting, Principal Accounting Officer

Index

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002