Form 10-Q
period 2009-12-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2010-02-17
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2009

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
YES   ☐     NO   ☒

As of February 16, 2010, there were 32,014,723 shares of the registrant’s common stock outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2009 (unaudited) and June 30, 2009	1

	Consolidated Statements of Operations (unaudited) Three and six months ended December 31, 2009 and 2008 and for the period from March 15, 1995, inception, to December 31, 2009	2

	Consolidated Statements of Cash Flows (unaudited) Six months ended December 31, 2009 and 2008 and for the period from March 15, 1995, inception, to December 31, 2009	3

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures

Index

Item 1.
ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$305,566	$1,320,358
Component inventory, net of reserve for obsolescence	492,762	429,350
Work in progress inventory	1,935,452	1,624,001
Finished Goods inventory	619,342	531,685
Vendor deposits	64,173	29,775
Other current assets	63,406	54,893
Total current assets	3,480,701	3,990,062

Property and Equipment, Net	1,037,284	1,381,888
Deferred Manufacturing Costs, Net	256,270	344,134
Deposits	31,353	31,353

Total Assets	$4,805,608	$5,747,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable
Trade	$388,938	$551,732
Related party	85,095	62,979
Senior secured revolving convertible note, net of debt discount, to related parties	11,525,293	7,135,357
Demand notes to related parties	100,000	100,000
Accrued interest payable to related parties	598,727	381,715
Other accrued liabilities	41,544	95,913
Total current liabilities	12,739,597	8,327,696

Long-term obligations, less current maturities	31,533	32,281

Total liabilities	12,771,130	8,359,977

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 500,000,000 shares authorized, 177,002,763 shares issued and outstanding.	177,003	177,003
Common stock, $.001 par value,1,000,000,000 shares authorized, 32,014,723 issued and outstanding	32,015	32,015
Additional paid-in capital	23,813,716	23,201,490
Deficit accumulated during the development stage	(31,988,256)	(26,023,048)
Total stockholders’ equity (deficit)	(7,965,522)	(2,612,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,805,608	$5,747,437

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
	Three Months Ended December 31,				Six Months Ended December 31,				Cumulative From Inception (March 15, 1995) Through December 31,
	2009		2008		2009		2008		2009

Consulting Revenue	$	---	$	---	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---		---		---	162,761
Other interest income		498		289		905		719	31,398
Settlement income		---		---		---		---	463,179
Other		---		---		---		---	550
Total revenue and other income		498		289		905		719	748,902

Costs and Expenses:
Cost of consulting revenue		---		---		---		---	93,648
Manufacturing operations		525,830		382,247		1,080,083		1,136,753	3,972,814
General and administrative		485,234		493,468		973,567		969,877	9,874,430
Marketing		364,472		148,675		724,562		437,934	2,389,485
Research and development		299,896		97,418		588,651		167,695	9,317,497
Impairment of intangible asset		---		---		---		---	451,492
Interest expense – related parties		290,417		97,792		533,464		147,203	4,998,058

Total costs and expenses		1,965,849		1,219,600		3,900,327		2,859,462	31,097,424

Operating Loss		$(1,965,351)		$(1,219,311)		$(3,899,422)		$(2,858,743)	$(30,348,522)

Other Income and Expenses:
Change in derivative conversion feature		---		3,148,638		---		3,148,638	4,917,976
Interest expense - derivative conversion feature		---		(1,516,736)		---		(1,516,736)	(1,516,736)
Amortization of debt discount		(668,521)		(508,383)		(2,065,786)		(508,383)	(5,017,587)

Total other income and expenses		(668,521)		1,123,519		(2,065,786)		1,123,519	(1,616,347)

Loss Before Discontinued Operations and Extraordinary Gain		$(2,633,872)		$(95,792)		$(5,965,208)		$(1,735,224)	$(31,964,869)

Loss from discontinued operations		---		---		---		---	(202,278)
Gain on disposal of discontinued operations		---		---		---		---	108,652

Loss Before Extraordinary Gain		$(2,633,872)		$(95,792)		$(5,965,208)		$(1,735,224)	$(32,058,495)

Extraordinary Gain Due to Extinguishment of Debt		---		---		---		---	328,785

Net Loss		$(2,633,872)		$(95,792)		$(5,965,208)		$(1,735,224)	$(31,729,710)

accrued preferred series e dividend		---		(12,612)		---		(25,224)	(258,546)

Net loss applicable to common shareholders		$(2,633,872)		$(108,404)		$(5,965,208)		$(1,760,448)	$(31,988,256)

net loss per common share (basic and dilutive):		$(.08)		$(.00)		$(.19)		$(.07)

weighted average number of common shares outstanding		32,014,723		26,198,177		32,014,723		26,198,177

 (See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Six Months Ended December 31,		Cumulative From Inception (March 15, 1995) Through December 31,
	2009	2008	2009
cash flows from (to) operating activities:
Net (Loss)	$(5,965,208)	$(1,735,224)	$(31,729,710)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Reserve for inventory obsolescence	31,211	---	254,287
Impairment of intangible asset	---	---	451,492
Impairment of assets	196,840	---	952,170
Depreciation and amortization	343,587	322,679	1,414,754
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	86,375	94,628	716,521
Interest expense related to debt discount	2,065,786	508,383	6,911,160
Interest expense related to derivative conversion feature on debt	---	1,516,736	1,516,736
Change in derivative conversion feature	---	(3,148,638)	(4,917,976)
Loss on disposal of property and equipment	---	---	8,765
(Increase) decrease in:
Inventory	(493,731)	(1,003,217)	(3,996,144)
Vendor deposits	(34,398)	14,229	(64,173)
Other current assets	(8,513)	230	(118,133)
(Decrease) increase in:
Accounts payable	(140,677)	(207,052)	436,334
Interest payable to shareholders	217,012	147,201	2,715,081
Other accrued liabilities	(52,110)	(16,534)	(126,569)
Net cash used in operating activities	(3,753,826)	(3,506,579)	(23,367,062)

cash flows from (to) investing activities:
Purchases of property and equipment	(107,959)	(378,329)	(2,229,581)
Proceeds from sale of property and equipment	---	---	17,030
Long-term deposits	---	---	(33,111)
Deferred manufacturing costs	---	(112,630)	(525,598)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(107,959)	(490,959)	(3,625,373)

cash flows from (to) financing activities:
Proceeds from stock sales	---	---	9,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	2,850,000	3,100,000	17,496,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(3,007)	(2,682)	(18,535)
Net cash provided by financing activities	2,846,993	3,097,318	27,298,001

Increase (decrease) in cash	(1,014,792)	(900,220)	305,566
Cash & cash equivalent at beginning of period	1,320,358	1,271,364	---
Cash & cash equivalent at end of period	$305,566	$371,144	$305,566

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Six Months Ended December 31,				March 15, 1995 (Inception) Through December 31,
	2009		2008		2009

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest		$316,452	$	---	$343,022
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$	---	$	---	$(325,000)
Conversion of convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$740,000
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$273,330
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Conversion of demand notes and accrued interest to senior secured revolving convertible note to related parties	$	---		$2,694,362	$2,694,362
Conversion feature on senior secured revolving convertible note to related parties	$	---		$5,198,873	$6,417,068
Discount on senior secured revolving convertible note to related parties		$(525,850)		$(3,682,137)	$(5,460,162)
Equipment acquired under capital lease	$	---		$8,395	$42,606
Issuance of Common Stock for debt	$	---	$	---	5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K for that year.  The results for the three and six-month interim periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in the development stage, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company devoted most of its efforts on raising capital and research and development efforts.  More recently, the Company has begun manufacturing operations and related marketing and sales efforts.  The Company has incurred losses since inception and has a working capital deficit of $9,258,896 and negative stockholders’ equity of $7,965,522 as of December 31, 2009.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of its proprietary SkyNet™ video display screens.  The Company’s SkyNet™ LED Screen is a large, flexible, high resolution, video display screen that can be assembled in varying sizes and specifications according to a customer’s individual needs.  Accordingly, the Company’s manufacturing process consists of assembling portions of the screens that can, in turn, be assembled into larger, custom sized screens.  During the quarter and six months ended December 31, 2009, the Company continued to build screen sub-assemblies and finished product inventory in order to be able to promptly respond to orders from prospective buyers.    The Company is actively pursuing sales from specific domestic and international customers.  The Company has not yet sold any of its SkyNet™ LED Screens and there can be no assurance that the Company will be able to do so in the future.

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

At the end of fiscal 2009, the Company completed a series of transactions (the “Recapitalization”) that restructured its debt and senior debt securities.  As part of the Recapitalization, the Company converted $740,000 in principal and $193,330 in interest outstanding on its Convertible Redeemable Promissory Notes into 55,888,021 shares of Series D Preferred Stock.  The Company also exchanged all of the outstanding shares of its Series E Preferred Stock and Series F Preferred Stock for 1,267,531 and 4,549,015 shares of our Common Stock, respectively.  In addition, the Company converted all of its outstanding shares of Series G Preferred Stock into 90,544,000 shares of Series D Preferred Stock.  As a result of the foregoing transactions, the Company eliminated the Series E, F and G Preferred Stock, leaving the Company with only two classes of stock, Common Stock and Series D Preferred Stock.  The Recapitalization lowered the Company’s total debt, reduced its interest expense and eliminated accrued dividend costs.

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

Deferred Manufacturing Costs

Costs associated with production engineering, process development and facility preparation have been capitalized as deferred manufacturing costs and are being amortized over the estimated life of this generation of the LED Screens, currently estimated to be three years, of which approximately 18 months remain.  The Company reported deferred manufacturing costs of $256,270 at December 31, 2009, reflecting total capitalized costs of $525,598 less accumulated amortization of $269,328.  Amortization expense for the three month periods ended December 31, 2009 and 2008 was $43,932. Amortization expense for the six-month periods ended December 31, 2009 and 2008 was $87,864.

Impact of Recently Issued Accounting Pronouncements

On December 15, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Note 2. Impairment of Assets

During fiscal 2009 the Company installed its first completed screen in Denver near the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts provided by one of the Company’s key suppliers, the Company removed the screen and returned it to the manufacturing facility for analysis and repair.  Because of the extent of the defective components, it was considered uneconomical to repair the screen for sale for outdoor use.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing.  Accordingly, the Company reported a net impairment to inventory totaling $568,349 and marketing equipment of $277,888.  The sign was being depreciated over its estimated useful life of three years.  Because the repaired screen continued to experience some outages due to the non-conforming parts that could not be replaced, the Company estimated that, as of September 2009, the market value of the screen had decreased to approximately $75,000.  Accumulated amortization on the sign totaled $115,787 at that time and, accordingly, the Company recorded an additional impairment to the screen of $87,101.   The remaining value of the screen is being amortized over the screen’s remaining expected useful life at $3,571 per month, unless sold sooner.   The impairments to inventory and the depreciation recorded by the Company do not reflect the consequential damages and other losses suffered by the Company due to the nonconforming and defective parts provided by the supplier.

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. – Notes Payable to Related Parties

During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of $15,000,000 that was secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  The Company borrowed an additional $2,850,000 under the Credit Facility during the six months ended December 31, 2009.  As of December 31, 2009, the Company had borrowed a total of $11,967,869 under the Credit Facility.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 470-20 “Conversion of Debt with Conversion and Other Options” (“ASC-470-20”),  if the value of the underlying shares based on the share price of the Company’s common stock on the date of borrowing is greater than the value of the underlying shares based on the conversion rate, a debt discount is recorded for the difference up to the amount borrowed.  From November 6, 2008 to December 31, 2009, the Company reported total debt discount of $5,460,162 less amortization of $5,017,587.  The Company reported amortization expense on debt discount of $668,521 and $2,065,786 for the three and six months ended December 31, 2009 and net debt discount of $442,575 at December 31, 2009.

Note 4. – Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”) and Accounting Standards Codification Subtopic 260-10-55-2, Earnings Per Share-Computing a Weighted-Average.  SFAS No. 128 and ASC 260-10-55-2 provide for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving, Convertible, Redeemable Promissory Notes and related interest, borrowings under the Credit Facility, stock options, warrants and the convertible preferred stock.  Basic and diluted EPS were the same for the quarters and six months ended December 31, 2009 and 2008 because the Company had losses from operations and, therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, the outstanding balance under the Credit Facility, preferred stock, options and warrants in 2009 and 2008 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarter Ended December 31,	Preferred Series D stock	Preferred Series G stock (1)	Convertible, redeemable promissory notes	Interest on convertible redeemable promissory notes	Outstanding balance under the Credit Facility	Warrants	Vested Stock Options

2009	177,002,763	-0-	-0-	-0-	123,074,913	810,564	4,059,375

2008	30,570,742	90,544,000	44,311,377	11,392,014	-0-	-0-	2,717,209

(1)	36,364,000 shares of the Preferred Series G stock outstanding were not convertible until the shareholders approved an increase in the Company’s authorized common stock.

Had all such shares in the table above been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 327,275,393 and 315,540,957 for the quarter and six months ended December 31, 2009 and 224,012,487 and 213,723,289 for the quarter and six months ended December 31, 2008, respectively.  Not including the 36,364,000 shares of Preferred Series G stock listed in (1) in the calculation of diluted EPS would result in weighted-average common shares of 187,648,487 and 177,359,289 for the quarter and six months ended December 31, 2008, respectively.

Note 5. – Subsequent Events

The Company has evaluated events and transactions that occurred between January 1, 2010 and February 16, 2010, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that the following events and transactions required disclosure in the footnotes to the financial statements.

On January 15, 2010 the Company made an additional draw on the Credit Facility of $950,000.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Since inception, the Company  devoted most of its efforts toward raising capital and its research and development efforts although in recent years, it has focused on developing, manufacturing and marketing its proprietary SkyNet™ video display screens.

Credit Facility

During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  As of December 31, 2009, the Company had borrowed a total of $11,967,869 under the Credit Facility.  The Company borrowed an additional $950,000 on January 15, 2010.

Recapitalization

At the end of fiscal 2009, the Company completed a series of transactions (the “Recapitalization”) that restructured its debt and senior debt securities.  As part of the Recapitalization, the Company converted $740,000 in principal and $193,330 in interest outstanding on its Convertible Redeemable Promissory Notes into 55,888,021 shares of Series D Preferred Stock.  The Company also exchanged all of the outstanding shares of its Series E Preferred Stock and Series F Preferred Stock for 1,267,531 and 4,549,015 shares of our Common Stock, respectively.  In addition, the Company converted all of its outstanding shares of Series G Preferred Stock into 90,544,000 shares of Series D Preferred Stock.  As a result of the foregoing transactions, the Company eliminated the Series E, F and G Preferred Stock, leaving only two classes of stock, Common Stock and Series D Preferred Stock.  The Recapitalization also lowered the Company’s total debt, reduced its interest expense and eliminated accrued dividend costs.

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

The Company continues to be engaged in negotiations with the supplier and its insurance company concerning the losses suffered by the Company because of the supplier’s defective and nonconforming parts.  The Company is uncertain whether a mutually satisfactory resolution of the dispute with the supplier can be achieved without litigation.   The problem caused by the supplier’s defective and noncompliant parts temporarily suspended production at the Temecula facility but screen production was resumed in December of 2008.

Activities This Period

During the quarter and six months ended December 31, 2009, the Company’s business activities were principally focused on (1) building subassemblies and finished product to position the company to respond to anticipated fulfillment timelines for current customer prospects; (2) improvement of its manufacturing and quality management operations for SkyNet™ LED screens; (3) expanding and training its production, engineering, sales, marketing and administrative workforce; (4) performing sales and marketing analysis and sales operations to support and bring to market SkyNet™ LED Screens, and (5) continuing its proprietary product development activities.

On August 21, 2009, the Company’s engineering and production facility in Temecula, California was successfully certified for ISO 9001 compliance.  As a result of achieving ISO 9001 certification, the Company expects to be permitted to affix a “CE Mark” to all of its SkyNet™ products in early 2010, thus declaring quality and conformity to the necessary standards and directives.  The CE mark is internationally recognized and accepted as the standard of a quality manufactured product.  CE marking is also widely considered to be a prerequisite to selling manufactured products in the European Union.

On December 1, 2009, Robert Ridgeway, was appointed Vice President of Global Business Development and Planning of the Company.  From July 2008 until his appointment, Mr. Ridgeway had been principally engaged as an independent contractor to the Company, providing consulting services in the areas of finance, corporate development and administration.

During the quarter ended December 31, 2009, the Company continued its international sales and marketing efforts by exhibiting its SkyNet™ LED screen products at Trade Expos in Abu Dhabi, UAE and in Buenos Aires, Argentina.  While no immediate sales were realized at either of these expositions, successful demonstration of the SkyNet™ product to interested commercial parties in and around these markets was accomplished.

The Company’s inability to date to make any sales of its LED screens suggests that it may not be successful in generating enough revenue from such sales to cover its operating expenses so that it will need to raise capital in the near future to fund its operating losses.  Even if the Company successfully generates a substantial amount of new sales orders for Screens, it will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity and capital resources to fill those orders.  If the Company is not successful in these endeavors, the Lender may foreclose on the Collateral, which would leave the Company without any assets or operations.  While the Lender may elect to utilize the Collateral to continue some or all of the former operations of the Company after foreclosure, it is extremely unlikely that there would be any funds or property left in the Company that would be available for distribution to its shareholders upon a liquidation of the Company.

Index

During the same periods a year ago, the Company’s business activities were principally focused on (1) raising additional capital in support of manufacturing operations of its SkyNet™ screens; (2) completing the second half of its first production model SkyNet™ screen; (3) after that screen failed because of the supplier’s defective parts, reconditioning the damaged screen for indoor marketing demonstrations and product integration testing purposes; (4) extensive analysis of the noncompliant and defective components provided by the supplier; (5) continued sales and marketing efforts; (6) resumed production of subassemblies for its SkyNet™ Screens; (7) evaluating other potential business opportunities; and (8) continuing its proprietary product development efforts.

Results of Operations

For the quarter and six months ended December 31, 2009, the Company reported a net loss of ($2,633,872) and ($5,965,208), or ($.08) and ($.19) per share, respectively, compared to ($95,792) and ($1,735,224), or ($.00) and ($.07) per share, respectively, for the quarter and six months ended December 31, 2008.  The increase in net loss for the quarter and six months ended December 31, 2009 from 2008 is primarily due to: (1) an increase in marketing costs of approximately $216,000 and $287,000, respectively, due to the Company’s efforts to generate sales of its SkyNet™ Screens; (2) an increase in research and development costs of approximately $202,000 and $421,000, respectively, due to continued product development efforts; (3) an increase in interest expense of approximately $193,000 and $386,000, respectively, due to the increased debt outstanding; and (4) an increase in amortization of debt discount of approximately $160,000 and $1,557,000, respectively, partially offset by a positive net change in derivative conversion feature totaling approximately $1,632,000 for the 2008 period in connection with the Senior Secured Revolving Credit Facility.

The Company had no sales during the quarter or six months ended December 31, 2009 or 2008.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $498 and $905 for the quarter and six months ended December 31, 2009 compared to $289 and $719 for the same periods in 2008.

Manufacturing Operations - The Company reported manufacturing costs of approximately $526,000 and $1,080,000 for the quarter and six months ended December 31, 2009 compared to approximately $382,000 and $1,137,000 for 2008.  During the December 2009 quarter, the Company continued to build subassemblies and complete rework enhancements on existing inventory.  For the six months ended December 31, 2009, the Company completed additional components for one screen system for sale and increased its work-in-progress for varying subassemblies to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Manufacturing costs were allocated to work in progress and finished goods inventory based on expected normal capacity rates.  Cost in excess of the allocations to work-in-progress and finished goods inventories are included in manufacturing expense, including a reserve for obsolete inventory of approximately $31,000 for the 2009 six-month period.  In addition to these manufacturing activities, the Company also engaged in preparations to install one of its SkyNet™ Screens for demonstration purposes in Dubai, United Arab Emirates.

Index

During the 2008 periods, the Company completed the second half of its first 123 square foot production level SkyNet™ Screen and installed the completed screen in Denver at the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing. Accordingly, the Company capitalized a total of $277,888 to marketing equipment.  The Company recorded a net impairment to inventory of approximately $375,000 for the six months ended December 31, 2008, which is included in manufacturing costs.  The impairment to inventory recorded by the Company to date does not reflect the consequential damages and other losses suffered by the Company as a result of the nonconforming and defective parts provided by the supplier.

Impaired and obsolete inventory and tooling expense decreased by approximately $326,000 for the six-month period in 2009 from 2008 primarily on account of the impairment to the SkyNet™ Screen recorded in the 2008 period, partially offset by inventory and tooling determined to be obsolete due to a change in product design during the 2009 period.  These same costs increased slightly by approximately $2,000 for the 2009 quarter over 2008.  During the quarter ended December 31, 2009, the Company continued manufacturing activities to complete partial subassemblies from the prior quarter.  The relatively light inventory activities for the quarter resulted in a decrease in manufacturing and maintenance supplies in the 2009 periods from 2008.  However, due to a higher allocation of overhead costs to inventory in the 2008 periods, these other manufacturing and inventory related costs increased by approximately $55,000 and $72,000 for the three and six-month periods of 2009, respectively, over 2008.

Contract labor decreased by approximately $23,000 and $75,000 for the quarter and six month periods in 2009 from 2008, respectively, due to hiring most of the contract assemblers as employees during the 2009 period.  Salaries and benefits increased by approximately $73,000 and $171,000 for the three and six-month periods in 2009 from 2008 due to hiring the former contract assemblers as employees and the hiring of additional personnel for quality assurance, engineering and production activities.  Professional consulting fees increased by approximately $19,000 and $86,000 for the three and six-month periods in 2009 from 2008 primarily due to ongoing product enhancement efforts and review and design of installation specifications for the Dubai project.

Travel expenses for manufacturing decreased by approximately $4,000 and $25,000 from the 2008 periods to 2009 on account of international travel in the 2008 quarter to meet with suppliers, including the supplier of faulty components, that did not recur in 2009.  Depreciation expense increased by approximately $4,000 and $11,000 for the 2009 three and six-month periods, respectively due to additional equipment and tooling purchases since the year ago period.  Other manufacturing expenses increased approximately $18,000 and $29,000 due to the expanded staff and increased level of manufacturing overhead.

Index

General and Administrative Costs - The Company reported general and administrative (“G&A”) expenses of approximately $485,000 and $974,000 for the quarter and six months ended December 31, 2009, respectively, compared to approximately $493,000 and $970,000 for the corresponding periods in 2008.  Salaries and related expenses increased approximately $64,000 and $124,000 for the three and six-month periods ended December 31, 2009 from 2008, primarily resulting from the appointment of Mr. Ridgeway as the Company’s Vice President of Business Development and Planning, additional accounting staff, including the conversion of a contract accounting assistant to an employee, and a reduced allocation of the president’s time to research and development.  Professional fees decreased by approximately $72,000 and $124,000 for the three and six-month periods ended December 31, 2009 from 2008 primarily due to: (1) a decrease in legal fees associated with the Company’s patent applications and other activities related to protection of the Company’s proprietary products and processes conducted during the 2008 periods; and (2) a decrease in legal fees related to the completion of the Credit Agreement during the 2008 periods.

The Company is continuing its efforts to convert its existing enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  This effort required an increase in G&A software license fees of approximately $8,000 and $23,000 for the quarter and six months ended December 31, 2009 from the corresponding 2008 periods.  The Company also enhanced its website during the quarter and six months ended December 31, 2008, resulting in a decrease in these costs for the same periods in 2009 of approximately $21,000 and $23,000, respectively.

Other net G&A expenses fluctuated slightly, resulting in an increase of approximately $13,000 and $4,000 for the 2009 three and six-month periods from 2008, respectively.

Marketing Costs - Sales and marketing expenses increased by approximately $216,000 and $287,000 to approximately $364,000 and $725,000 for the quarter and six months ended December 31, 2009 from approximately $149,000 and $438,000 for the same periods in 2008.  During the 2008 periods, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ Screens.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  During the quarter and six months ended December 31, 2009, the Company employed a Director of Middle East Operations to develop the market and pursue potential sales and a Director of Field Operations to manage installations. Combined, these changes resulted in an increase in marketing salaries and related benefits of approximately $49,000 and $23,000 for three and six-month periods of 2009 from 2008, respectively.  Consulting fees for sales and marketing increased approximately $47,000 and $85,000 for the three and six-month periods of 2009 over the 2008 periods, primarily from expanded marketing efforts and installation design for inclusion in marketing proposals.   Marketing travel expenses increased by approximately $104,000 and $96,000 for the three and six-month periods ended December 31, 2009 over the same periods in 2008, respectively,  due to increased international travel in the December 31, 2009 quarter to promote potential sales opportunities, primarily in South America and Dubai, UAE.

Product demonstration costs decreased approximately $77,000 for the six months ended December 31, 2009, from the year ago period, primarily due to costs incurred in connection with the Colorado Convention Center installation in August 2008.  With respect to the video screen originally installed at that location and subsequently relocated to the Company’s Temecula facility for marketing purposes, the repaired screen  continued to experience some outages due to non-conforming parts that cannot be replaced.  As a result, management estimated that the market value of the screen has decreased to approximately $75,000 and, accordingly, in September 2009, recorded an additional impairment to the screen of approximately $87,000 affecting the six-month period ended December 31, 2009.  Depreciation expense decreased approximately $11,000 and $10,000 for the 2009 three and six-month periods from 2008 primarily resulting from the impairment to the screen.

Index

Trade show and other marketing event fees increased by approximately $10,000 and $23,000 for the December 31, 2009 three and six-month periods from the corresponding periods in 2008, primarily due to the Company’s exhibition at a Boston trade show in July 2009 and a trade show in Abu Dhabi, UAE in October 2009.  In connection with the Abu Dhabi trade show and the shipment of the SkyNet™ Screen to Dubai for an upcoming demonstration installation, the Company reported an increase in freight and duty taxes of approximately $11,000 and $54,000 for the 2009 three and six-month periods over 2008, respectively.

Other sales and marketing expenses increased slightly by approximately $6,000 for the 2009 three and six-month periods over 2008.

Research and Development Costs - Research and development (“R&D”) fees increased by approximately $202,000 and $421,000 for the 2009 three and six-month periods over the same periods in 2008 as the Company continued development for new generations of the SkyNet™ Screen.  Due to changes in design with some of these efforts, the Company recorded an impairment of approximately $30,000 and $92,000 with respect to certain tooling that had been purchased for prior iterations for the three and six-month periods ended December 31, 2009.  Depreciation expense increased by approximately $9,000 and $17,000 for the 2009 three and six-month periods over the 2008 periods due to purchases of R&D equipment.

Salaries and related benefits increased by approximately $108,000 and $200,000 during the three and six-month periods compared to the same periods a year ago, primarily due to the addition of the Company’s new Vice President of Research and Development and Chief Technology Officer in July 2009, along with more internal engineering efforts being directed toward research and development. Likewise, R&D consulting fees increased by approximately $60,000 and $71,000 for the 2009 three and six-month periods over 2008, respectively, due to an increase in ongoing proprietary product development efforts.  Travel expenses for research and development also increased approximately $2,000 and $24,000 for the 2009 periods over 2008 primarily due to international travel to LED and other suppliers for future development.

Other research and development costs for the 2009 quarter decreased from 2008 by approximately $7,000.  On the other hand, these costs increased for the six-month period of 2009 by approximately $17,000 versus a year ago on account of the purchase of materials, prototype development and testing.

Other Expense - Interest expense increased by approximately $193,000 and $386,000 for the quarter and six months ended December 31, 2009 over 2008, respectively, due to higher debt levels .  During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Agreement  (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  Under ASC-470-20, if the value of the underlying shares based on the share price of the Company’s common stock on the date of borrowing is greater than the value of the underlying shares based on the conversion rate, a debt discount is recorded for the difference up to the amount borrowed. The Company has recorded total debt discount under the Convertible Note of approximately $5,460,000 through December 31, 2009.  As of June 30, 2009, the Company had recorded amortization of the debt discount totaling approximately $2,951,000.  The Company reported approximately $669,000 and $2,066,000 in additional amortization of debt discount for the quarter and six months ended December 31, 2009.  The Company reported approximately $508,000 in amortization of debt discount for the three and six month periods ended December 31, 2008.

Index

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At December 31, 2009, the Company reported negative net worth of $7,965,522 and negative working capital of $9,258,896, compared to negative net worth of $2,612,540 and negative working capital of $4,337,634 at June 30, 2009.  The Company continues to require the infusion of outside capital to cover its administrative expenses, product development, manufacturing costs and business development efforts.  Under the Credit Agreement,  the Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2010, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Agreement when due, or if there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  Management believes that the Credit Facility will provide sufficient financial resources to support its operations until June of 2010.  Management also believes that the Company’s continued existence after this source of funding is no longer available will depend upon its ability to: (1) successfully raise new permanent capital; (2) secure interim funding from outside sources; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve or maintain profitable operations. If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets.  Irrespective of whether the Lender elects to assume or continue some or all of the Company’s former operations after such a foreclosure, , it would not affect the Company’s liquidation and it is extremely unlikely that any funds or property would be distributed to shareholders in any such liquidation.

Cash flows from financing activities for the six months ended December 31, 2009 consisted of borrowings under the Credit Facility totaling $2,850,000, partially offset by nominal lease payments. These cash flows were used for: (1) operating expenses; (2) sales and marketing efforts; (3) manufacturing operations; (4) ongoing research and product development; (5) continued manufacturing process development and tooling design and fabrication; (6) purchases of materials inventory; and (7) equipment purchases.

Cash flows from financing activities for the six months ended December 31, 2008, consisted of borrowings under the Credit Facility totaling $3,100,000 partially offset by nominal lease payments.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) manufacturing operations; (4) materials inventory; and (5) equipment purchases.

At December 31, 2009, the Company reported current assets of $3,480,701 and a working capital deficit. Current liabilities exceeded current assets by $9,258,896.  At December 31, 2009 current liabilities consisted of: (1) notes to shareholders with accrued interest, net of debt discount, of $12,224,020 and (2) trade payables and accrued expenses totaling $515,577, which were incurred primarily for business development, operating costs, inventory purchases, equipment purchases, manufacturing operations, continued proprietary product development and marketing efforts.

Index

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing operations for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

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

ADVANCE DISPLAY TECHNOLOGIES, INC.

Date: February 16, 2010	/s/ Matthew W. Shankle
Matthew W. Shankle President, Chief Executive and Financial Officer

Date: February 16, 2010	/s/ Rebecca L. McCall
Rebecca L. McCall VP of Accounting, Principal Accounting Officer

Index

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002