Form 10-Q
period 2010-03-31
ADVANCE DISPLAY TECHNOLOGIES INC
filed 2010-05-24
CIK 770034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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
YES ☐ NO ☒

As of May 21, 2010, there were 32,014,723 shares of the registrant’s common stock outstanding.

ADVANCE DISPLAY TECHNOLOGIES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Index

Item 1.

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS (SUBSTANTIALLY PLEDGED)
Current Assets:
Cash	$494,107	$1,320,358
Component inventory, net of reserve for obsolescence	475,846	429,350
Work in progress and completed assembly inventory	2,059,188	1,624,001
Finished Goods inventory	619,342	531,685
Vendor deposits	54,346	29,775
Other current assets	50,992	54,893
Total current assets	3,753,821	3,990,062

Property and Equipment, Net	993,264	1,381,888
Deferred Manufacturing Costs, Net	212,338	344,134
Deposits	31,353	31,353

Total Assets	$4,990,776	$5,747,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable
Trade	$457,669	$551,732
Related party	47,381	62,979
Senior secured revolving convertible note, net of debt discount, to related parties	13,349,688	7,135,357
Demand notes to related parties	100,000	100,000
Accrued interest payable to related parties	920,457	381,715
Other accrued liabilities	72,208	95,913
Total current liabilities	14,947,403	8,327,696

Long-term obligations, less current maturities	31,711	32,281

Total liabilities	14,979,114	8,359,977

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Preferred Series D stock, $.001 par value, 500,000,000 shares authorized, 177,002,763 shares issued and outstanding.	177,003	177,003
Common stock, $.001 par value,1,000,000,000 shares authorized, 32,014,723 issued and outstanding	32,015	32,015
Additional paid-in capital	23,856,904	23,201,490
Deficit accumulated during the development stage	(34,054,260)	(26,023,048)
Total stockholders’ equity (deficit)	(9,988,338)	(2,612,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,990,776	$5,747,437

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,				Nine Months Ended March 31,				Cumulative From Inception (March 15, 1995) Through March 31,
	2010		2009		2010		2009		2010

Consulting Revenue	$	---	$	---	$	---	$	---	$91,014

Other Income:
Related party interest income		---		---		---		---	162,761
Other interest income		457		347		1,362		1,066	31,855
Settlement income		---		---		---		---	463,179
Other		---		---		---		---	550
Total revenue and other income		457		347		1,362		1,066	749,359

Costs and Expenses:
Cost of consulting revenue		---		---		---		---	93,648
Manufacturing operations		546,305		692,617		1,626,388		1,829,370	4,519,119
General and administrative		501,382		406,429		1,474,949		1,376,306	10,375,812
Marketing		310,817		122,551		1,035,379		560,485	2,700,302
Research and development		276,832		200,249		865,483		367,944	9,594,329
Impairment of intangible asset		---		---		---		---	451,492
Interest expense – related parties		321,730		128,009		855,194		275,212	5,319,788

Total costs and expenses		1,957,066		1,549,855		5,857,393		4,409,317	33,054,490

Operating Loss		$(1,956,609)		$(1,549,508)		$(5,856,031)		$(4,408,251)	$(32,305,131)

Other Income and Expenses:
Change in derivative conversion feature		---		832,433		---		3,981,071	4,917,976
Interest expense - derivative conversion feature		---		---		---		(1,516,736)	(1,516,736)
Amortization of debt discount		(109,395)		(1,093,662)		(2,175,181)		(1,602,045)	(5,126,982)

Total other income and expenses		(109,395)		(261,229)		(2,175,181)		862,290	(1,725,742)

Loss Before Discontinued Operations and Extraordinary Gain		$(2,066,004)		$(1,810,737)		$(8,031,212)		$(3,545,961)	$(34,030,873)

Loss from discontinued operations		---		---		---		---	(202,278)
Gain on disposal of discontinued operations		---		---		---		---	108,652

Loss Before Extraordinary Gain		$(2,066,004)		$(1,810,737)		$(8,031,212)		$(3,545,961)	$(34,124,499)

Extraordinary Gain Due to Extinguishment of Debt		---		---		---		---	328,785

Net Loss		$(2,066,004)		$(1,810,737)		$(8,031,212)		$(3,545,961)	$(33,795,714)

accrued preferred series e dividend		---		(2,102)		---		(27,326)	(258,546)

Net loss applicable to common shareholders		$(2,066,004)		$(1,812,839)		$(8,031,212)		$(3,573,287)	$(34,054,260)

net loss per common share (basic and dilutive):		$(.06)		$(.07)		$(.25)		$(.14)

weighted average number of common shares outstanding		32,014,723		26,198,177		32,014,723		26,198,177

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		Cumulative From Inception (March 15, 1995) Through March 31,
	2010	2009	2010
cash flows from (to) operating activities:
Net (Loss)	$(8,031,212)	$(3,545,961)	$(33,795,714)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Loss from discontinued operations	---	---	202,278
Gain on disposition of discontinued operations	---	---	(108,652)
Gain on debt forgiven	---	---	(496,777)
Acquired research and development expense	---	---	2,536,494
Reserve for inventory obsolescence	(11,032)	133,846	212,044
Impairment of intangible asset	---	---	451,492
Impairment of assets	246,828	---	1,002,158
Depreciation and amortization	516,147	490,999	1,587,314
Amortization of deferred merger costs	---	---	75,000
Stock and stock option compensation expense	129,563	137,816	759,709
Interest expense related to debt discount	2,175,182	1,602,045	7,020,555
Interest expense related to derivative conversion feature on debt	---	1,516,736	1,516,736
Change in derivative conversion feature	---	(3,981,071)	(4,917,976)
Loss on disposal of property and equipment	---	---	8,765
(Increase) decrease in:
Inventory	(558,308)	(1,701,077)	(4,060,721)
Vendor deposits	(24,571)	33,400	(54,346)
Other current assets	3,901	(58,484)	(105,719)
(Decrease) increase in:
Accounts payable	(109,661)	(120,074)	467,351
Interest payable to shareholders	538,742	275,211	3,036,811
Other accrued liabilities	(19,716)	236	(94,175)
Net cash used in operating activities	(5,144,137)	(5,216,378)	(24,757,373)

cash flows from (to) investing activities:
Purchases of property and equipment	(242,555)	(541,770)	(2,364,177)
Proceeds from sale of property and equipment	---	---	17,030
Long-term deposits	---	---	(33,111)
Deferred manufacturing costs	---	(112,630)	(525,598)
Advances to affiliates	---	---	(932,925)
Purchase of notes receivable and security interest	---	---	(225,000)
Cash received in acquisition	---	---	303,812
Net cash used in investing activities	(242,555)	(654,400)	(3,759,969)

cash flows from (to) financing activities:
Proceeds from stock sales	---	---	9,505,877
Proceeds from exercise of options	---	---	14,400
Proceeds from notes payable to shareholders	4,565,000	4,885,000	19,211,754
Proceeds from line of credit	---	---	299,505
Principal payments on leased equipment	(4,559)	(4,110)	(20,087)
Net cash provided by financing activities	4,560,441	4,880,890	29,011,449

Increase (decrease) in cash	(826,251)	(989,888)	494,107
Cash & cash equivalent at beginning of period	1,320,358	1,271,364	---
Cash & cash equivalent at end of period	$494,107	$281,476	$494,107

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended March 31,				March 15, 1995 (Inception) Through March 31,
	2010		2009		2010

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest		$316,452	$	---	$343,022
Non-cash transactions:
Issuance of common stock for acquisition of Display Group, LLC and Display Optics, Ltd. and conversion of convertible debt	$	---	$	---	$2,199,026
Conversion of notes payable stockholders to common stock	$	---	$	---	$550,000
Conversion of interest payable on notes to notes payable	$	---	$	---	$12,354
Retirement of shares in settlement	$	---	$	---	$1,402
Extinguishment of debt and trade payables	$	---	$	---	$496,777
Acquired membership interest in Regent Theaters and Regent Releasing, LLC	$	---	$	---	$50,000
Conversion of Preferred Series C stock to common stock	$	---	$	---	$1,844
Subscriptions for Preferred Series D stock	$	---	$	---	$400,000
Cancellation of Subscriptions for Preferred Series D stock	$	---	$	---	$(325,000)
Conversion of convertible, redeemable promissory notes to Preferred Series D Stock	$	---		$660,139	$740,000
Conversion of interest on convertible, redeemable promissory notes to Preferred Series D Stock	$	---	$	---	$273,330
Conversion of demand notes and accrued interest to Preferred Series E stock	$	---	$	---	$1,008,985
Conversion of convertible, redeemable Promissory notes, demand notes and accrued interest to Preferred Series F stock	$	---	$	---	$4,549,015
Acquisition of 15,000,000 shares of Preferred Series D stock	$	---	$	---	$75,000
Conversion of demand notes and accrued interest to senior secured revolving convertible note to related parties	$	---		$2,694,362	$2,694,362
Conversion feature on senior secured revolving convertible note to related parties	$	---		$6,137,189	$6,417,068
Discount on senior secured revolving convertible note to related parties		$(525,850)		$(4,620,453)	$(5,460,162)
Equipment acquired under capital lease	$	---		$8,395	$42,606
Issuance of Common Stock for debt	$	---	$	---	$5,000
Issuance of shares of Preferred Series D stock for deferred compensation	$	---	$	---	$304,500
Cancellation of unearned Preferred Series D stock	$	---	$	---	$(297,491)

(See accompanying notes to consolidated, unaudited financial statements)

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared by Advance Display Technologies, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K for that year.  The results for the three and nine-month interim periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in the development stage, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding, which is not certain.  Since inception, the Company devoted most of its efforts on raising capital and research and development efforts.  More recently, the Company has begun manufacturing operations and related marketing and sales efforts.  The Company has incurred losses since inception and has a working capital deficit of $11,193,582 and negative stockholders’ equity of $9,988,338 as of March 31, 2010.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current sales and marketing plan calls for a concentrated effort to generate sales of its proprietary SkyNet™ video display screens.  The Company’s SkyNet™ LED Screen is a large, flexible, high resolution, video display screen that can be assembled in varying sizes and specifications according to a customer’s individual needs.  Accordingly, the Company’s manufacturing process consists of assembling portions of the screens that can, in turn, be assembled into larger, custom sized screens.  During the quarter and nine months ended March 31, 2010, the Company continued to build screen sub-assemblies and finished product inventory in order to be able to promptly respond to orders from prospective buyers.  The Company is actively pursuing sales from specific domestic and international customers.  The Company has not yet sold any of its SkyNet™ LED Screens and there can be no assurance that the Company will be able to do so in the future.

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

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Because (a) the amounts that can be borrowed under the Credit Facility are nearly exhausted, (b) the Lender is not obligated to make further advances under the Credit Facility and may elect not to do so at any time, (c) even if all remaining amounts were advanced, the Company is unlikely to generate sufficient revenue from sales in time to sustain its operations after all the advances have been expended and (d) the Company has been unable to identify any alternative sources of capital, the Lender has or will have multiple grounds upon which to declare the Company in default under the Credit Facility.  The Company therefore believes that there is a substantial risk that the Lender will elect to foreclose on the Credit Facility in the near future.  Even in the absence of such a foreclosure, the Company believes that the Credit Facility may not provide sufficient cash to support its operations after the end of its fiscal year on June 30, 2010.  Management believes that the Company’s continuing viability as an enterprise in fiscal 2011 is dependent upon its ability to: (1) secure interim funding from the Lender or from outside sources, which is highly doubtful; (2) successfully raise new permanent capital and (3) achieve and maintain positive cash flow and profitable operations.  While the Company has recently reduced its personnel and other costs and continues to aggressively pursue sales of its products and to seek investment capital, it appears unlikely that the Company will be able to achieve all of these essential objectives unless the Lender extends a substantial amount of new credit to the Company, which is unlikely.

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

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K for that year.

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

Work-in-Progress and Completed Assemblies Inventory

Work-in-progress inventory consists of raw materials, labor and overhead used to build subassemblies and finished product assemblies. Completed assemblies inventory consists of subassemblies including materials, labor and overhead that are ready to be used to build finished screen systems.

Finished Goods Inventory

Finished goods inventory consists of completed screen systems for sale.

Deferred Manufacturing Costs

Costs associated with production engineering, process development and facility preparation have been capitalized as deferred manufacturing costs and are being amortized over the estimated life of this generation of the LED Screens, currently estimated to be three years, of which approximately 15 months remain.  The Company reported deferred manufacturing costs of $212,338 at March 31, 2010, reflecting total capitalized costs of $525,598 less accumulated amortization of $313,260.  Amortization expense for the three-month periods ended March 31, 2010 and 2009 was $43,932.  Amortization expense for the nine-month periods ended March 31, 2010 and 2009 was $131,796 for each period.

Impact of Recently Issued Accounting Pronouncements

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

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, the Company completed additional rework on this screen, including increasing its width by approximately five feet.  The Company capitalized an additional $74,488 in costs for the expansion and enhancements made to the screen.  The Company then entered into an agreement with The Music Box LLC to install this screen inside the newly renovated Music Box Theatre on Hollywood Boulevard, in Los Angeles, California. The Music Box is using the screen to enhance performances at the theatre using video content or background lighting.  While the Company received no payment for the theatre’s use of the screen or its installation, the Company has the right to demonstrate this screen to potential new customers in a working customer installation environment.  In the future, the Company will share in revenue generated through advertising on this screen, if any.

Note 3. – Notes Payable to Related Parties

During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of $15,000,000 that was secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  The Company borrowed an additional $4,565,000 under the Credit Facility during the nine months ended March 31, 2010.  As of March 31, 2010, the Company had borrowed a total of $13,682,869 under the Credit Facility.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 470-20 “Conversion of Debt with Conversion and Other Options” (“ASC-470-20”), if the value of the underlying shares based on the share price of the Company’s common stock on the date of borrowing is greater than the value of the underlying shares based on the conversion rate, a debt discount is recorded for the difference up to the amount borrowed.  From November 6, 2008 to March 31, 2010, the Company reported total debt discount of $5,460,162 less amortization of $5,126,981.  The Company reported amortization expense on debt discount of $109,395 and $2,175,181 for the three and nine months ended March 31, 2010 and net debt discount of $333,181 at March 31, 2010.

Index

ADVANCE DISPLAY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. – Loss per Share

Loss per share is presented in accordance with the provisions of Accounting Standards Codification Subtopic 260-10-55-2, Earnings Per Share-Computing a Weighted-Average.  ASC 260-10-55-2 provides for the calculation of basic and diluted earnings or loss per share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Such amounts include shares potentially issuable pursuant to the Revolving, Convertible, Redeemable Promissory Notes and related interest, borrowings under the Credit Facility, stock options, warrants and the convertible preferred stock.  Basic and diluted EPS were the same for the quarters and nine months ended March 31, 2010 and 2009 because the Company had losses from operations and, therefore, the effect of all potential common stock representing shares underlying convertible notes including interest, the outstanding balance under the Credit Facility, preferred stock, options and warrants in 2010 and 2009 was anti-dilutive.  Diluted EPS does not include the following because they would have been anti-dilutive.

Quarter Ended March 31,	Preferred Series D stock	Preferred Series G stock (1)	Convertible, redeemable promissory notes	Interest on convertible redeemable promissory notes	Outstanding balance under the Credit Facility	Warrants	Vested Stock Options

2010	177,002,763	-0-	-0-	-0-	143,491,580	810,564	4,478,125

2009	70,100,000	90,544,000	4,782,119	11,576,644	52,539,656	-0-	2,803,125

(1)	36,364,000 shares of the Preferred Series G stock outstanding were not convertible until the shareholders approved an increase in the Company’s authorized common stock.

Had all such shares in the table above been included in the calculation of diluted EPS, they would have resulted in weighted-average common shares of 331,166,999 and 320,673,598 for the quarter and nine months ended March 31, 2010 and 251,587,605 and 226,160,473 for the quarter and nine months ended March 31, 2009, respectively.  Not including the 36,364,000 shares of Preferred Series G stock listed in (1) in the calculation of diluted EPS would result in weighted-average common shares of 215,223,605 and 189,796,473 for the quarter and nine months ended March 31, 2009, respectively.

Note 5. – Subsequent Events

On April 30, 2010 the Company made an additional draw on the Credit Facility of $300,000.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Going Concern

The Report of the Company’s Independent Registered Public Accounting firm on the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, includes a qualification regarding the Company’s ability to continue as a going concern because the Company is in the development stage, has not yet commenced significant operations from its business, has not yet realized significant revenues from operations and is dependent on the continuation of outside funding which is not certain.  Moreover, the Company believes that there is a substantial risk that its principal lender, which holds a security interest in all of its assets, will elect to foreclose on those assets in the near future.  See “Credit Facility” below.

Credit Facility

During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  The Company issued a Convertible Revolving Promissory Note to the Lender dated June 15, 2009 (the “Convertible Note”) for any amounts drawn on the revolving line of credit, which provides for interest at ten percent per annum, and is due and payable December 31, 2010.  The principal amount of the Convertible Note is convertible into shares of the Company’s Series D Preferred stock from $0.084 to $0.11 per share.  The Company also issued a warrant to the Lender for the purchase of 810,564 shares of Series D Convertible Preferred Stock at $0.084 per share which expires on June 15, 2013.  As of March 31, 2010, the Company had borrowed a total of $13,682,869 under the Credit Facility.  The Company borrowed an additional $300,000 on April 30, 2010, reducing the maximum availability under the Credit Facility to $1,017,131.

Because (a) the amounts that can be borrowed under the Credit Facility are nearly exhausted, (b) the Lender is not obligated to make further advances under the Credit Facility and may elect not to do so at any time, (c) even if all remaining amounts were advanced, the Company is unlikely to generate sufficient revenue from sales in time to sustain its operations after all the advances have been expended and (d) the Company has been unable to identify any alternative sources of capital, the Lender has or will have multiple grounds upon which to declare the Company in default under the Credit Facility.  The Company therefore believes that there is a substantial risk that the Lender will elect to foreclose on the Credit Facility in the near future.  Even in the absence of such a foreclosure, the Company believes that the Credit Facility may not provide sufficient cash to support its operations after the end of its fiscal year on June 30, 2010.  Management believes that the Company’s continuing viability as an enterprise in fiscal 2011 is dependent upon its ability to: (1) secure interim funding from the Lender or from outside sources, which is highly doubtful; (2) successfully raise new permanent capital and (3) achieve and maintain positive cash flow and profitable operations.  While the Company has recently reduced its personnel and other costs and continues to aggressively pursue sales of its products and to seek investment capital, it appears unlikely that the Company will be able to achieve all of these essential objectives unless the Lender extends a substantial amount of new credit to the Company, which is unlikely.

Index

Accordingly, the Company believes that the Lender may seek to foreclose upon the Credit Facility in the near future and take title to all or substantially all of the Company’s assets.  In such an event, management intends to take all reasonable steps to maximize the value retained by the Company and its shareholders notwithstanding any such foreclosure, such as negotiating for a royalty or other interest in the ongoing business or revenues generated by any new entity that uses some or all of the foreclosed assets.  There is no guarantee, however, that management’s efforts to preserve value for the Company’s shareholders will be successful.  Moreover, in light of the substantial amount of preferred stock outstanding and the liquidation preference of that class of stock, it is in any event unlikely that holders of the Company’s common stock will ever realize a return on their investment.

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

In March 2010, the Company completed additional rework on this screen, including increasing its width by approximately five feet.  The Company then entered into an agreement with The Music Box LLC to install this screen inside the newly renovated Music Box Theatre on Hollywood Boulevard, in Los Angeles, California.  The Music Box is using the screen to enhance performances at the theatre using video content or background lighting.  While the Company received no payment for the theatre’s use of the screen or its installation, the Company has the right to demonstrate this screen to potential new customers in a working customer installation environment.  In the future, the Company will share in revenue generated through advertising on this screen, if any.

Index

Activities This Period

During the quarter and nine months ended March 31, 2010, the Company’s business activities were principally focused on (1) building subassemblies and finished product to position the company to respond to anticipated fulfillment timelines for current customer prospects; (2) improvement of its manufacturing and quality management operations for SkyNet™ LED screens; (3) expanding and training its production, engineering, sales, marketing and administrative workforce; (4) performing sales and marketing analysis and sales operations to support and bring to market SkyNet™ LED Screens, and (5) continuing its proprietary product development activities.

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

On December 1, 2009, Robert Ridgeway, was appointed Vice President of Global Business Development and Planning of the Company.  From July 2008 until his appointment, Mr. Ridgeway had been principally engaged as an independent contractor to the Company, providing consulting services in the areas of finance, corporate and business development and administration.

During the quarter ended March 31, 2010, the Company continued its domestic and international sales and marketing efforts.  International marketing efforts included attendance at the Façade Design and Engineering show in Dubai, U.A.E., where management made presentations to architects concerning the potential enhancements and advantages of adding LED lighting and signage to the façade of large building structures, focusing on the capabilities of the Company’s SkyNet™ Screen and installation, cost, power consumption and other characteristics.  In addition, site visits to potential customer installations were conducted in both Dubai and Abu Dhabi.  Management also attended the Digital Signage Exposition in Las Vegas and conducted site visits to potential customer installation locations there.

The Company’s inability to date to make any sales of its LED screens suggests that it will not be successful in generating enough revenue from such sales to cover its operating expenses whenever further advances are no longer available under the Credit Facility.  As a result, the Company needs to raise capital in the near future to fund its operating losses even if it successfully generates a substantial amount of new sales orders for Screens.  In addition, the Company will still face challenges in developing, internally or through outside vendors, sufficient manufacturing capacity and capital resources to fill those orders.  In light of the Company’s lack of success in these endeavors to date, the Lender may foreclose on the Collateral, which would leave the Company without any assets or operations.  While the Lender may elect to utilize the Collateral to continue some or all of the former operations of the Company after foreclosure, it is extremely unlikely that there would be any funds or property left in the Company that would be available for distribution to its holders of its common stock upon a liquidation of the Company.

Index

During the same periods a year ago, the Company’s business activities were principally focused on (1) raising additional capital, via the Credit Facility, in support of manufacturing and marketing operations of its SkyNet™ screens; (2) extensive testing and implementation of additional quality assurance procedures with respect to the components provided by the supplier of the defective components; (3) production of assemblies and a 75 square meter complete screen system for sale; (4) continued sales and marketing efforts of its SkyNet™ screen products; (5) evaluating other potential business opportunities; and (6) continuing its proprietary product development efforts.

Results of Operations

For the quarter and nine months ended March 31, 2010, the Company reported a net loss of ($2,066,004) and ($8,031,212), or ($.06) and ($.25) per share, respectively, compared to ($1,810,737) and ($3,545,961), or ($.07) and ($.14) per share, respectively, for the quarter and nine months ended March 31, 2009.  The increase in net loss for the quarter and nine months ended March 31, 2010 from 2009 is primarily due to: (1) an increase in general and administrative costs of approximately $95,000 and $99,000, respectively, due to additional support staff and increased efforts for the software conversion project; (2) an increase in marketing costs of approximately $188,000 and $475,000, respectively, due to the Company’s efforts to generate sales of its SkyNet™ Screens; (3) an increase in research and development costs of approximately $77,000 and $498,000, respectively, due to continued product development efforts; (4) an increase in interest expense of approximately $194,000 and $580,000, respectively, due to the increased debt outstanding; and (5) an increase in amortization of debt discount of approximately $573,000 for the nine-month period.  These increases were partially offset by a decrease in amortization of debt discount of approximately $984,000 for the three-month periods and positive net change in derivative conversion feature totaling approximately $832,000 and $2,464,000 for the 2009 periods in connection with the Senior Secured Revolving Credit Facility.

The Company had no sales during the quarter or nine months ended March 31, 2010 or 2009.  As of the date of this report, the Company remains in a development stage, since it has not received significant revenues from continuing operations.  The Company reported interest income of $457 and $1,362 for the quarter and nine months ended March 31, 2010 compared to $347 and $1,066 for the same periods in 2009.

Manufacturing Operations - The Company reported manufacturing costs of approximately $546,000 and $1,626,000 for the quarter and nine months ended March 31, 2010 compared to approximately $693,000 and $1,829,000 for 2009.  During the March 2010 quarter, the Company continued to complete rework enhancements on existing inventory and expand the demonstration Screen for installation at the Music Box Theatre in Los Angeles.  For the nine months ended March 31, 2010, the Company completed additional components for one screen system for sale and increased its work-in-progress for varying subassemblies to position the Company to respond to anticipated fulfillment timelines for current customer prospects.  Manufacturing costs were allocated to work-in-progress, completed assemblies and finished goods inventory based on expected normal capacity rates.  Cost in excess of the allocations to work-in-progress, completed assemblies and finished goods inventories are included in manufacturing expense.  In addition to these manufacturing activities, the Company also engaged in preparations to install one of its SkyNet™ Screens for demonstration purposes in Dubai, United Arab Emirates.

Index

During the 2009 periods, the Company completed the second half of its first 123 square meter production level SkyNet™ Screen and installed the completed screen in Denver at the Colorado Convention Center on August 11, 2008 for marketing purposes.  Due to nonconforming and defective parts supplied by one of the Company’s key suppliers, the Company removed the screen and returned it to the Company’s manufacturing facility in Temecula, California for analysis and repair.  Because of the extent of the defective components, it was determined that it would be uneconomical to repair the screen for sale for outdoor use.  Following reconditioning of the screen, management determined that the screen could be used for marketing demonstrations and for product integration testing. Accordingly, the Company capitalized a total of $277,888 to marketing equipment.  The Company recorded a net impairment to inventory of approximately $375,000 for the nine months ended March 31, 2009, which is included in manufacturing costs.  The impairment to inventory recorded by the Company to date does not reflect the consequential damages and other losses suffered by the Company as a result of the nonconforming and defective parts provided by the supplier.

Certain components held in inventory were replaced with alternate parts in 2009 and were not expected to be used in the future manufacture of Screens.  Accordingly, the Company recorded a reserve for the full value of that obsolete inventory in the 2009 periods.  During the quarter ended March 31, 2010 some of the fully reserved inventory was used for rework and expansion of the demonstration screen resulting in a lower reserve balance.  In addition, inventory and tooling determined to be obsolete due to a change in product design during the 2010 periods was written down to its estimated fair market value of $0.  These changes resulted in a net decrease in impaired and obsolete inventory and tooling expense of approximately $126,000 and $452,000 for the quarter and nine months ended March 31, 2010 from the same periods in the prior year.   The relatively light inventory activities for the current quarter and nine-month periods resulted in a decrease in manufacturing and maintenance supplies in the 2010 periods from 2009.  However, due to a higher allocation of overhead costs to inventory in the 2009 periods, these other manufacturing and inventory related costs decreased by approximately $53,000 for the 2010 three-month period over 2009 but increased by approximately $19,000 for the nine-month period of 2010 over 2009.

Contract labor decreased by approximately $37,000 and $112,000 for the quarter and nine month periods in 2010 from 2009, respectively, due to hiring most of the contract assemblers as employees during the 2010 period.  Salaries and benefits increased by approximately $84,000 and $255,000 for the three and nine-month periods in 2010 from 2009 due to hiring the former contract assemblers as employees and the hiring of additional personnel for quality assurance, engineering and production activities.  Professional consulting fees increased by approximately $8,000 and $93,000 for the three and nine-month periods in 2010 from 2009 primarily due to ongoing product enhancement efforts and review and design of installation specifications for the Dubai project.

Travel expenses for manufacturing decreased by approximately $8,000 and $34,000 from the 2009 periods to 2010 on account of international travel in the 2009 quarter to meet with suppliers, including the supplier of faulty components, that did not recur in 2010.  Depreciation expense increased by approximately $2,000 and $13,000 for the 2010 three and nine-month periods, respectively due to additional equipment and tooling purchases since the year ago period.  Other manufacturing expenses decreased approximately $15,000 for the 2010 quarter from 2009 and increased approximately $15,000 for the 2010 nine-month period over 2009.

Index

General and Administrative Costs - The Company reported general and administrative (“G&A”) expenses of approximately $501,000 and $1,475,000 for the quarter and nine months ended March 31, 2010, respectively, compared to approximately $406,000 and $1,376,000 for the corresponding periods in 2009.  Salaries and related expenses increased approximately $81,000 and $205,000 for the three and nine-month periods ended March 31, 2010 from 2009, primarily resulting from the appointment of Mr. Ridgeway as the Company’s Vice President of Business Development and Planning, additional accounting staff, including the conversion of a contract accounting assistant to an employee, and a reduced allocation of the president’s time to research and development.  Professional fees increased by approximately $3,000 for the 2010 quarter over 2009 and decreased approximately $121,000 for the nine-month period ended March 31, 2010 from 2009.  The decrease for the nine-month period is primarily due to: (1) a decrease in legal fees associated with the Company’s patent applications and other activities related to protection of the Company’s proprietary products and processes conducted during the 2009 periods; and (2) a decrease in legal fees related to the completion of the Credit Agreement and shareholder meeting preparations during the 2009 periods.

G&A travel expenses decreased approximately $14,000 and $13,000 for the quarter and nine months ended March 31, 2010 from the same periods in 2009 primarily due to additional international travel in the 2009 periods.

The Company is continuing its efforts to convert its existing enterprise software system to a more robust and comprehensive system with enhanced accounting, reporting, customer relationship management, inventory tracking and manufacturing resource planning capabilities.  This effort required an increase in G&A software license and service fees of approximately $10,000 and $33,000 for the quarter and nine months ended March 31, 2010 from the corresponding 2009 periods.  The Company also enhanced its website during the quarter and nine months ended March 31, 2009, resulting in a decrease in these costs for the same periods in 2010 of approximately $7,000 and $30,000, respectively.

Other net G&A expenses fluctuations resulted in an increase of approximately $21,000 and $24,000 for the 2010 three and nine-month periods over 2009, respectively.

Marketing Costs - Sales and marketing expenses increased by approximately $188,000 and $475,000 to approximately $311,000 and $1,035,000 for the quarter and nine months ended March 31, 2010 from approximately $123,000 and $560,000 for the same periods in 2009.  During the 2009 periods, the Company employed three people to conduct business development activities related to sales, market analysis and project management of anticipated installations from the sales of SkyNet™ Screens.  After the removal of the first production screen from the Colorado Convention Center installation and the resulting shutdown of the Company’s production line, the business development and project management positions were eliminated to conserve costs.  During the quarter and nine months ended March 31, 2010, the Company employed a Director of Middle East Operations to develop the market and pursue potential sales and a Director of Field Operations to manage installations. Combined, these changes resulted in an increase in marketing salaries and related benefits of approximately $70,000 and $92,000 for three and nine-month periods of 2010 from 2009, respectively.  Consulting fees for sales and marketing increased approximately $82,000 and $167,000 for the three and nine-month periods of 2010 over the 2009 periods, primarily from expanded marketing efforts and installation design for inclusion in marketing proposals.   Marketing travel expenses increased by approximately $40,000 and $136,000 for the three and nine-month periods ended March 31, 2010 over the same periods in 2009, respectively,  due to increased international travel in the 2010 periods to  promote potential sales opportunities, primarily in South America and Dubai, UAE.

Index

Product demonstration costs decreased approximately $3,000 and $74,000 for the quarter and nine months ended March 31, 2010, from the year ago period, primarily due to costs incurred in connection with the Colorado Convention Center installation in August 2008.  With respect to the video screen originally installed at that location and subsequently relocated to the Company’s Temecula facility for marketing purposes, the repaired screen continued to experience some outages due to non-conforming parts that cannot be replaced.  As a result, management estimated that the market value of the screen had decreased to approximately $75,000 and, accordingly, in September 2009, recorded an additional impairment to the screen of approximately $87,000 affecting the nine-month period ended March 31, 2010.  Depreciation expense decreased approximately $8,000 and $18,000 for the 2010 three and nine-month periods from 2009 primarily resulting from the impairment to the screen.

Trade show and other marketing event fees increased by approximately $3,000 and $26,000 for the March 31, 2010 three and nine-month periods from the corresponding periods in 2009, primarily due to the Company’s exhibition at a Boston trade show in July 2009 and a trade show in Abu Dhabi, UAE in October 2009.  In connection with the Abu Dhabi trade show and the shipment of the SkyNet™ Screen to Dubai for an upcoming demonstration installation, the Company reported an increase in freight and duty taxes of approximately $54,000 for the 2010 nine-month period over 2009.

Other sales and marketing expenses fluctuated slightly resulting in a decrease of approximately $1,000 for the 2010 quarter from 2009 and an increase of approximately $4,000 for the 2010 nine-month period over 2009.

Research and Development Costs - Research and development (“R&D”) fees increased by approximately $77,000 and $498,000 for the 2010 three and nine-month periods over the same periods in 2009 as the Company continued development for new generations of the SkyNet™ Screen and other proprietary technologies.  Due to changes in design with some of these efforts, the Company recorded an impairment of approximately $92,000 with respect to certain tooling that had been purchased for prior iterations for the nine-month period ended March 31, 2010.  Depreciation expense increased by approximately $9,000 and $26,000 for the 2010 three and nine-month periods over the 2009 periods due to purchases of R&D equipment.

Salaries and related benefits increased by approximately $65,000 and $265,000 during the three and nine-month periods compared to the same periods a year ago, primarily due to the addition of the Company’s new Vice President of Research and Development and Chief Technology Officer in July 2009, along with more internal engineering efforts being directed toward research and development. Likewise, R&D consulting fees increased by approximately $17,000 for the 2010 nine-month period over 2009, due to an increase in ongoing proprietary product development efforts.  However, R&D consulting fees decreased by approximately $54,000 for the 2010 three-month period from 2009 as certain projects were nearing completion.  R&D supplies and related expenses increased by approximately $52,000 and $71,000 due to the increased proprietary product development efforts.  Travel expenses for research and development also increased approximately $5,000 and $29,000 for the 2010 periods over 2009 primarily due to international travel to LED and other suppliers for future development.

Index

Other research and development costs fluctuated slightly resulting in no significant change for the 2010 quarter from 2009 and a decrease for the 2010 nine-month period by approximately $3,000 versus a year ago.

Other Income and Expense - Interest expense increased by approximately $194,000 and $580,000 for the quarter and nine months ended March 31, 2010 over 2009, respectively, due to higher debt levels.  During fiscal 2009, the Company entered into a Senior Secured Revolving Credit Agreement  (the “Credit Agreement”) with DeGeorge Holdings Three LLC, a Delaware limited liability company (“Lender”), an affiliate of its majority shareholder and a member of its Board of Directors, Lawrence F. DeGeorge.  The November 6, 2008, Credit Agreement, as amended June 15, 2009 (the “Amendment”), established a revolving line of credit (the “Credit Facility”) not to exceed an aggregate amount of Fifteen Million Dollars, $15,000,000 secured by all of the Company’s assets.  Under ASC-470-20, if the value of the underlying shares based on the share price of the Company’s common stock on the date of borrowing is greater than the value of the underlying shares based on the conversion rate, a debt discount is recorded for the difference up to the amount borrowed. The Company has recorded total debt discount under the Convertible Note of approximately $5,460,000 through March 31, 2010.  As of June 30, 2009, the Company had recorded amortization of the debt discount totaling approximately $2,951,000.  The Company reported approximately $109,000 and $2,175,000 in additional amortization of debt discount for the quarter and nine months ended March 31, 2010.  The Company reported approximately $1,094,000 and $1,602,000 in amortization of debt discount for the three and nine month periods ended March 31, 2009, respectively. Also, the Company reported a positive net change in derivative conversion feature of approximately $832,000 and $2,464,000 for the quarter and nine months ended March 31, 2009, respectively, compared to $0 for the 2010 periods in connection with the Senior Secured Revolving Credit Facility.

Liquidity and Capital Resources

Since inception, the Company has been totally dependent on financing from outside sources to fund operations.  At March 31, 2010, the Company reported negative net worth of $9,988,338 and negative working capital of $11,193,582, compared to negative net worth of $2,612,540 and negative working capital of $4,337,634 at June 30, 2009.  The Company continues to require the infusion of outside capital to cover its administrative expenses, product development, manufacturing costs and business development efforts.  Under the Credit Agreement, the Lender has the right to accelerate payment of principal, interest and other amounts, if any, that are outstanding as of July 1, 2010, if the Company has not sold, delivered or executed any binding sales agreements for SkyNet™ screens by that time.  If the Company does not pay the amounts due under the Credit Agreement when due, or if there is a continuing Event of Default under the Credit Agreement, the Lender may elect to sell or seize all or any portion of the Collateral or, in its discretion, refinance any amounts outstanding.  Management believes that the Credit Facility will provide sufficient financial resources to support its operations until June of 2010.  Management also believes that the Company’s continued existence after this source of funding is no longer available will depend upon its ability to: (1) secure interim funding from the lender or from outside sources, which is highly doubtful; (2) successfully raise new permanent capital; and (3) achieve and maintain positive cash flow and profitable operations.  There can be no assurance that the Company will be able to successfully raise the necessary capital, secure interim funding from outside sources or achieve or maintain profitable operations. If the Company fails to do so, it will be forced to discontinue operations and liquidate its assets.  Irrespective of whether the Lender elects to assume or continue some or all of the Company’s former operations after such a foreclosure, it would not affect the Company’s liquidation and it is extremely unlikely that any funds or property would be distributed to shareholders in any such liquidation.

Index

Cash flows from financing activities for the nine months ended March 31, 2010 consisted of borrowings under the Credit Facility totaling $4,565,000, partially offset by nominal lease payments.  These cash flows were used for: (1) operating expenses; (2) sales and marketing efforts; (3) manufacturing operations; (4) ongoing research and product development; (5) continued manufacturing process development and tooling design and fabrication; (6) purchases of materials inventory; and (7) equipment purchases.

Cash flows from financing activities for the nine months ended March 31, 2009, consisted of borrowings under the Credit Facility totaling $4,885,000 partially offset by nominal lease payments.  These cash flows primarily were used for: (1) operating expenses; (2) business development; (3) manufacturing operations; (4) materials inventory; and (5) equipment purchases.

At March 31, 2010, the Company reported current assets of $3,753,821 and a working capital deficit. Current liabilities exceeded current assets by $11,193,582.  At March 31, 2010 current liabilities consisted of: (1) notes to shareholders with accrued interest, net of debt discount, of $14,370,145 and (2) trade payables and accrued expenses totaling $577,258, which were incurred primarily for business development, operating costs, inventory purchases, equipment purchases, manufacturing operations, continued proprietary product development and marketing efforts.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except for the risks ordinarily associated with the increased level of business activity at the Company since that date, as the Company continues to develop its manufacturing operations for its proprietary LED Screens, including but not limited to the purchase, shipment and tracking of parts, tooling and equipment and the implementation of new systems and software, including an enterprise resource management system and related software.

Index

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Risk of Foreclosure on Assets.  The Company has pledged all of its assets as collateral to secure a revolving line of credit agreement (the “Credit Agreement”) with its principal investor group (the “Lender”).  By that agreement, the Lender has indicated a willingness to continue to fund the Company’s operations through the fourth quarter of fiscal 2010 and, if the Company has sold, delivered or executed any binding agreements with unaffiliated third-parties for the sale of SkyNet™ display systems by that time, to continue such funding until December 2010.  Management believes that the Company’s continued existence beyond that time is dependent upon its ability to: (1) secure interim funding from the lender or from outside sources, which is highly doubtful; (2) successfully raise new permanent capital; and (3) achieve and maintain positive cash flow and profitable operations. At this time, it appears unlikely that the Company will be able to achieve all of these objectives in time to avoid a foreclosure. There can be no assurance that the Company will be successful in raising any more capital or producing revenue from operations.  Accordingly, if the Company fails to meet the goals set by the Credit Agreement or otherwise fails to raise enough new capital to repay the amounts owed under the Credit Agreement and otherwise needed to sustain its operations, the Lender can be expected to seize all of the Company’s assets upon a default, and the Company will be forced to immediately discontinue operations and liquidate its assets.  In such an event, it is extremely unlikely that there would be any funds or property available for distribution to holders of the Company’s common stock in any such liquidation.

Please see the additional Risk Factors relating to the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which Risk Factors are incorporated herein by reference.

Index

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

ADVANCE DISPLAY TECHNOLOGIES, INC.

Date: May 24, 2010	/s/ James P. Martindale
James P. Martindale Executive Vice President of Manufacturing, Chief Operations Officer Acting Principal Executive and Financial Officer

Date: May 24, 2010	/s/ Rebecca L. McCall
Rebecca L. McCall VP of Accounting, Principal Accounting Officer

Index

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002